Form 10-Q
period 2006-03-31
CLARKE AMERICAN CORP.
filed 2006-05-05
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number:

CLARKE AMERICAN CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-1696500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10931 Laureate Drive, San Antonio, Texas	78249
(Address of principal executive offices)	(Zip code)
(210) 697-8888
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer              Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

As of March 31, 2006, there were 100 shares of the registrant’s Common Stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

CLARKE AMERICAN CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2006

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	(unaudited) March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9.8	$6.2
Accounts receivable	25.8	23.2
Inventories	12.3	13.9
Prepaid expenses and other	20.8	20.8
Total current assets	68.7	64.1
Property, plant and equipment, net	100.1	103.1
Goodwill	347.5	349.0
Other intangible assets, net	573.0	577.3
Other assets	55.5	56.4
Total assets	$1,144.8	$1,149.9
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$26.4	$33.8
Accrued liabilities	49.7	41.3
Current maturities of long-term debt	17.9	16.5
Total current liabilities	94.0	91.6
Long-term debt	598.5	609.7
Deferred tax liabilities	235.9	238.7
Other liabilities	8.3	8.7
Total liabilities	936.7	948.7
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	202.5	202.5
Retained earnings (accumulated deficit)	5.1	(1.3)
Accumulated other comprehensive income	0.5	—
Total stockholder’s equity	208.1	201.2
Total liabilities and stockholder’s equity	$1,144.8	$1,149.9

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the Successor and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	Three Months Ended March 31,
	2006	2005
	Successor	Predecessor (Novar)
Net revenues	$162.9	$154.4
Cost of revenues	100.7	91.1
Gross profit	62.2	63.3
Selling, general and administrative expenses	37.1	39.2
Operating income	25.1	24.1
Interest income	—	0.1
Interest expense	(14.6)	(5.7)
Income before income taxes	10.5	18.5
Provision for income taxes	(4.1)	(7.5)
Net income	$6.4	$11.0

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the Successor and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	Three Months Ended March 31,
	2006	2005
	Successor	Predecessor (Novar)
Operating activities
Net income	$6.4	$11.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13.6	5.7
Deferred income taxes	(4.3)	1.0
Stock based compensation	—	3.4
Changes in operating assets and liabilities:
Trade and affiliate receivables	(2.6)	8.8
Inventories	1.6	0.7
Prepaid expenses and other assets	2.8	(7.3)
Trade and affiliate payables	3.0	2.1
Accrued expenses and deferred liabilities	0.6	(7.1)
Income taxes	7.5	(5.1)
Other, net	—	(0.2)
Net cash provided by operating activities	28.6	13.0
Investing activities
Capital expenditures	(3.7)	(2.6)
Net cash used in investing activities	(3.7)	(2.6)
Financing activities
Capital distributions to parent and invested capital equity, net	—	1.8
Cash overdrafts	(10.4)	(5.6)
Borrowing on affiliate notes	—	19.9
Borrowings on external debt	3.8	—
Repayments of affiliate notes	—	(21.3)
Repayments of external debt	(14.7)	—
Net cash used in financing activities	(21.3)	(5.2)
Net increase in cash and cash equivalents	3.6	5.2
Cash and cash equivalents at beginning of period	6.2	6.5
Cash and cash equivalents at end of period	$9.8	$11.7
Supplemental disclosure of cash paid for:
Interest paid	$9.5	$16.0
Taxes paid, net of refunds	$0.9	$11.5

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

1.	Description of Business and Basis of Presentation

Clarke American Corp. (‘‘Clarke American’’) was incorporated in Delaware on October 19, 2005 and is a holding company. Clarke American conducts its operations through its indirect wholly owned subsidiaries, B²Direct, Inc. (‘‘B2D’’), Checks In The Mail, Inc. (‘‘CITM’’), and Clarke American Checks, Inc. (‘‘CACI’’). On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) and was renamed ‘‘Clarke American Corp.’’ (see Note 4). Clarke American Corp. is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business.

The consolidated financial statements include the accounts of Clarke American and its subsidiaries (collectively, the ‘‘Company’’) after elimination of all material intercompany accounts and transactions.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report for the year ended December 31, 2005 (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on March 16, 2006 and the Company’s Registration Statement on Form S-4 filed with the SEC on April 12, 2006).

The Company is one of the three largest providers of checks and check-related products and services in the United States based on revenues, and it is a leading provider of direct marketing services to financial institutions. The Company serves financial institutions through the Clarke American and Alcott Routon brands (the ‘‘Financial Institution’’ segment) and consumers and businesses directly through the Checks In The Mail and B2Direct brands (the ‘‘Direct to Consumer’’ segment). The Financial Institution segment’s products primarily consist of checks and check-related products, such as deposit tickets, checkbook covers, and related delivery services, and it also offers specialized direct marketing services to its financial institution partners. The Direct to Consumer segment’s products primarily consist of checks and check related products, customized business kits, and treasury management supplies.

Effective April 1, 2005, Honeywell Acquisitions Limited, a wholly owned subsidiary of Honeywell International Inc. (together ‘‘Honeywell’’ or ‘‘Predecessor Honeywell’’) purchased the stock of Novar plc (‘‘Predecessor Novar’’), which until then was our indirect parent. On May 4, 2005, Honeywell reorganized the Company businesses and transferred ownership of our subsidiary Novar USA Holdings Inc. (‘‘NUHI’’) to another Honeywell entity that was not a part of the Novar legal structure. Since the reorganization is a transaction between entities under common control, the results of operations and financial position of NUHI for the three months ended March 31, 2005 have been eliminated from these financial statements on an as-if pooling basis. Although the Company was not a separate stand-alone company from Novar plc during the three months ended March 31, 2005, the accompanying financial statements have been prepared as if the Company had existed as a stand-alone company for such period. These financial statements include balances that were directly attributable to the Novar plc business after giving effect to the reorganization described above. Certain amounts of

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

Novar plc’s corporate expenses including legal, accounting, infrastructure and other costs, although not directly attributable to the Company’s operations have been allocated to the Company for the three months ended March 31, 2005 on a basis that the Company considers to be a reasonable allocation of the benefits received. However, the financial information presented in these financial statements may not reflect the combined financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the three months ended March 31, 2005.

As a result of the changes in ownership caused by the acquisition by M & F Worldwide (see Note 4) and the acquisition by Honeywell described above, the Company is required to present separately its operating results for its two predecessors. The period prior to the acquisition of the Company’s business by Honeywell (the three months ended March 31, 2005) is presented in the accompanying financial statements as ‘‘Predecessor (Novar).’’ The period subsequent to the acquisition by M & F Worldwide is presented in the accompanying financial statements as ‘‘Successor.’’ The purchase method of accounting, pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations’’, was used to record the assets and liabilities assumed by the Company in the acquisition by M & F Worldwide and by the Predecessor (Honeywell) in the acquisition by Honeywell. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the Predecessors and the Successor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities.

The Company has issued 11.75% Senior Notes due 2013, which are guaranteed fully and unconditionally, jointly and severally by all of the Company’s subsidiaries, all of which are 100% owned by the Company. Because the Company is a holding company, the Company has no independent assets or operations.

Certain amounts in previously issued financial statements have been reclassified to conform to the 2006 presentation.

2.	Significant Accounting Policies

Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company’s Annual Report for the year ended December 31, 2005.

Derivatives

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income until the cash flow hedge is settled.

During the three months ended March 31, 2006, the Company recorded the changes in values related to cash flow hedges in other comprehensive income of $0.5 (net of taxes of $0.3). The Company was not a party to any derivative instruments during 2005.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, and supersedes APB Opinion No. 25 on

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Adoption of SFAS No. 123(R) did not impact the Company since it currently does not participate in any share-based payment programs.

Certain employees of the Company previously participated in stock plans established by Novar plc. Through December 31, 2005, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Accordingly, the Company measured compensation cost for stock options as the excess, if any, of the fair value of the relevant stock at the date of the grant over the amount an employee must pay to acquire the stock.

As a result of the acquisition by Honeywell, the Company recognized all unearned deferred compensation expense of $3.1 during the three months ended March 31, 2005. At December 31, 2004, there were 10,279 outstanding shares. Upon the change in control, 8,379 of those shares were exercised and all remaining shares lapsed.

Inventories

The Company adopted the provisions of SFAS No. 151, ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4.’’ on January 1, 2006. Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

3.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

4.	Acquisition/Purchase by M & F Worldwide

On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide purchased 100% of the outstanding shares of Novar from Honeywell for $800.0 in cash (the ‘‘Acquisition’’), subject to a post-closing working capital adjustment. Clarke American is the successor by merger to Novar. Fees and expenses related to the Acquisition that have been capitalized in the purchase price are $3.5. The Acquisition was financed with the Company’s $480.0 senior secured credit facilities, the Company’s 11.75% senior notes, and a contribution from M & F Worldwide to the Company of $202.5.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the Acquisition date:

Accounts receivable	$24.6
Property, plant and equipment	103.1
Other assets	79.9
Goodwill	347.5
Intangible assets (Note 7)	581.4
Total assets acquired	1,136.5
Deferred tax liabilities	240.4
Other liabilities	92.6
Net assets acquired	$803.5

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to change, as a result of the working capital adjustment (if any) pursuant to the terms of the Acquisition agreement. As part of the application of purchase accounting, inventory was increased by $3.1 due to a fair value adjustment. The amount of the inventory fair value adjustment was then expensed as additional non-cash cost of revenues as the fair-valued inventory was sold (including $1.3 during the three months ended March 31, 2006). In connection with the Acquisition, the Company incurred approximately $16.4 of fees related to the financing that will be amortized as non-cash interest expense over the life of the debt.

5.	Inventories

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Finished goods	$4.6	$4.8
Work-in-progress	5.7	6.7
Raw materials	2.0	2.4
	$12.3	$13.9

6.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the three months ended March 31, 2006 is as follows:

Balance as of December 31, 2005	$349.0
Adjustments to goodwill	(1.5)
Balance as of March 31, 2006	$347.5

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Amortized intangible assets:
Customer relationships	10-30	$483.4	$480.6	$7.9	$1.2
Trademarks and tradenames	15	11.5	11.5	0.1	—
Covenants not to compete	3	0.4	0.4	0.1	—
Software and other	2-3	2.0	2.0	0.3	0.1
		497.3	494.5	8.4	1.3
Indefinite lived intangible assets:
Trademarks and tradenames		84.1	84.1	—	—
Total other intangibles		$581.4	$578.6	$8.4	$1.3

The customer relationships and amortizable trademarks and tradenames are being amortized using an accelerated cash flow method over their estimated useful lives. All other amortized intangible assets are being amortized ratably over their estimated useful lives. The weighted average amortization period for the amortized intangible assets is 26 years as of March 31, 2006.

Amortization expense was $7.1 and $0.2 for the three months ended March 31, 2006 and 2005, respectively.

Estimated annual aggregate amortization expense through December 31, 2010 is as follows:

Nine months ending December 31, 2006	$21.4
Year ending December 31, 2007	28.8
Year ending December 31, 2008	27.9
Year ending December 31, 2009	26.6
Year ending December 31, 2010	25.6

7.	Commitments and Contingencies

Certain of the intermediate holding companies of Novar had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Novar and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations under the guarantees. The face amount of the letter of credit is subject to adjustments based on the agreement of the parties, and was reduced to $27.0 by March 31, 2006. Since the Company believes it is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in its financial statements.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. There are no pending legal proceedings that the Company anticipates will have a material effect on its financial statements.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

8.	Retirement Plans

In 1999, the Company established a defined compensation arrangement which provides retirement benefits for a certain former employee, based upon the length of service and the final base compensation, partially reduced by other retirement benefits of the Company. Pension costs are calculated using the accrued benefit method of actuarial valuation with projected earnings where appropriate.

The arrangement is funded using the projected unit credit method of actuarial valuation. Funding requirements are adjusted to reflect the results of the plan actuarial valuations, which are done annually. For funding purposes, surpluses will be offset against annual contributions until exhausted, while deficits will be funded over periods prescribed by law.

The defined benefit obligation for the defined benefit pension plan was $2.1 and $2.2 at March 31, 2006 and December 31, 2005, respectively. Benefit cost totaled $0.0 and $0.1 for the three months ended March 31, 2006 and 2005, respectively.

The Company established an account to maintain the assets that will pay for the benefits. The balance of this account was $1.7 and $1.7 as of March 31, 2006 and December 31, 2005, respectively, and the amounts are included in other assets in the accompanying consolidated balance sheets. There were no contributions to the plan during the three months ended March 31, 2006 and 2005, respectively.

In addition, the Company, through its subsidiaries, sponsors two tax-qualified 401(k) plans. Under the provisions of the plans, employees contributing a minimum of 2% of their annual income to the plans are awarded a 3% match on a bi-weekly basis and a 4% match for those employees contributing at least 3% of their annual income on a bi-weekly basis. Contributions to the plans totaled $1.5 and $1.6 for the three months ended March 31, 2006 and 2005, respectively.

9.	Long-Term Debt

	March 31, 2006	December 31, 2005
$480.0 Senior Secured Credit Facilities	$434.1	$445.1
11.75% Senior Notes	175.0	175.0
Capital lease obligation	5.7	6.1
Other indebtedness	1.6	—
	616.4	626.2
Less: current maturities	(17.9)	(16.5)
Long-term debt, net of current maturities	$598.5	$609.7

Senior Secured Credit Facilities

Concurrent with the completion of the Acquisition, the Company, as borrower, entered into a senior secured credit facility which provided for a revolving credit facility in an amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011. Portions of the revolving credit facility are available for the issuance of letters of credit and swing line loans. The senior secured credit facility has a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.5% and 3.0%, respectively. The interest rate on the term loan was 7.92% at March 31, 2006. All obligations under the Company’s credit facilities are guaranteed by the Company’s direct parent and by each of the Company’s direct and indirect present domestic

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

subsidiaries and future wholly owned domestic subsidiaries. The Company’s credit facilities are secured by a perfected first priority security interest on substantially all of the Company’s and the guarantors’ assets, other than any future voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. The Company currently does not have any foreign subsidiaries.

The Company’s term loan facility has an aggregate principal amount at maturity of $440.0. The Company received $437.8 of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the term of the term loan indebtedness. The Company’s term loan facility is required to be repaid in quarterly installments commencing on March 31, 2006 in annual amounts of: $15.0 in 2006, $20.0 in 2007, $30.0 in 2008, $35.0 in 2009, $40.0 in 2010 and $300.0 in 2011. The Company’s term loan facility requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007. The balance of the term loan facility will be repaid in full in 2011.

Loans under the Company’s credit facilities bear, at the Company’s option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate announced from time to time by The Bank of New York and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 2.00% per annum for revolving loans, or 2.25% per annum for term loans; or

•	a rate per annum equal to a reserve-adjusted eurodollar rate, plus an applicable margin of 3.00% per annum for revolving loans, or 3.25% per annum for term loans.

The Company’s credit facilities contain representations and warranties customary for senior secured credit facilities. They also contain affirmative and negative covenants customary for senior secured credit facilities, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The Company’s credit facilities also require the Company to maintain certain financial covenants, including maximum consolidated secured leverage, maximum total consolidated leverage and minimum consolidated fixed charge coverage ratios. As of March 31, 2006, the Company was in compliance with all of these covenants.

As of March 31, 2006, $436.2 principal amount at maturity was outstanding under the Company’s term loan facility, and $2.1 of the original discount remained unamortized. As of March 31, 2006, no amounts were drawn under the Company’s $40.0 revolving credit facility, and the Company had $34.5 available for borrowing (giving effect to the issuance of $5.5 of letters of credit).

During February 2006, the Company entered into an interest rate hedge transaction, in the form of a three-year interest rate swap with a notional amount of $150.0, which will be effective on July 1, 2006 and is accounted for as a cash flow hedge. The purpose of this hedge transaction is to limit the Company’s risk on a portion of the variable rate senior secured credit facilities.

Senior Notes

The senior notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year commencing June 15, 2006. The indenture governing the senior notes contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and leaseback transactions, merge or consolidate and transfer or sell assets. The senior notes

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

are unsecured and are effectively subordinated to all of our existing and future secured indebtedness. The Company will be required to offer to repurchase all of the senior notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company will also be required to offer to repurchase the senior notes with the proceeds from certain sales of assets, if the Company does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The registration rights agreement relating to the senior notes required the Company to file a registration statement for an exchange offer within 150 days after December 15, 2005, the issuance date of the senior notes, and to use all commercially reasonable efforts to have the registration statement declared effective within 240 days after December 15, 2005. The Company is also required to use all commercially reasonable efforts to complete the exchange offer within 45 business days (or longer if required by the federal securities laws) after the effective date of the registration statement. Failure to comply with the terms of the registration rights agreement could result in the Company’s paying liquidated damages to holders of the senior notes. The Company filed the registration statement on April 12, 2006, which was declared effective with the SEC on May 1, 2006. The Company launched the exchange offer on May 2, 2006.

Capital Lease Obligation

The Company had $5.7 outstanding under an information technology capital lease obligation at March 31, 2006. The obligation has an imputed interest rate of 6.0% and has required payments including interest of $1.3 for the nine months ending December 31, 2006, $1.6 in 2007, $1.6 in 2008, $1.5 in 2009 and $0.3 in 2010.

10.	Restructuring

The Company developed a restructuring plan to streamline and redesign the manufacturing plant network to take advantage of high-capacity technology and economies of scale. In the first quarter of 2005, the Company established new reserves for the reorganization of sales processes. This reorganization is focused on maximizing effectiveness while driving profitable growth by redefining sales territories and consolidating sales divisions. In the second quarter 2005, it was announced that the Company would close the Seattle check plant, moving production to our larger regional facilities. Production was realigned to utilize technology within the Company’s plants to handle small packages. The Company continues to maintain reserves related to the 2003 closures of two printing plants.

The charges are reflected as cost of revenues and as selling, general and administrative expenses in the Company’s consolidated statements of operations and substantially relate to the Financial Institution segment. Restructuring accruals are reflected in the accrued liabilities in the Company’s consolidated balance sheets. The Company also incurred other costs related to the facility closures, including stock write offs, training, hiring, relocation and travel.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

Details of the activities described above during the three months ended March 31, 2006 and 2005 are as follows:

	Cost of Revenues	Selling, General and Administrative Expenses	Total
Three months ended March 31, 2006	$—	$—	$—
Three months ended March 31, 2005	—	0.4	0.4

	Balance December 31, 2005	Amounts Charged	Amounts Paid	Adjustments	Balance March 31, 2006
Lease liability	$0.2	$0.1	$(0.1)	$—	$0.2
Personnel costs	0.7	(0.1)	(0.1)	—	0.5
	$0.9	$—	$(0.2)	$—	$0.7

The Company established reserves in 2005 under purchase accounting for the Honeywell acquisition relating to the closure of an additional production and contact center facility, as well as changes in management resulting from the acquisition. The following details the components of such purchase accounting restructuring for the three months ended March 31, 2006:

	Balance December 31, 2005	Amounts Charged	Amounts Paid	Adjustments	Balance March 31, 2006
Lease liability	$1.4	$—	$(0.1)	$—	$1.3
Personnel costs	1.1	—	(0.5)	—	0.6
	$2.5	$—	$(0.6)	$—	$1.9

11.	Business Segment Information

The Company has two reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consist of the following:

•	Financial Institution segment — Provides checks and check-related products and services, and direct marketing services to financial institutions and to the account holders of such financial institutions. The Company serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the United States.

•	Direct to Consumer segment — Provides checks and check-related products and services, customized business kits, and treasury management supplies directly to consumers and businesses through its CITM and B2Direct brands. This segment operates in the United States.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(in millions)
(unaudited)

	Financial Institution	Direct to Consumer	Total
External revenues:
Three months ended March 31, 2006	$136.6	$26.3	$162.9
Three months ended March 31, 2005	129.6	24.8	154.4
Intersegment revenues:
Three months ended March 31, 2006	$1.8	$—	$1.8
Three months ended March 31, 2005	1.7	—	1.7
Operating income:
Three months ended March 31, 2006	$22.1	$3.0	$25.1
Three months ended March 31, 2005	20.7	3.4	24.1
Depreciation and amortization:
Three months ended March 31, 2006	$11.5	$2.1	$13.6
Three months ended March 31, 2005	5.3	0.4	5.7
Capital expenditures (excluding capital lease):
Three months ended March 31, 2006	$3.6	$0.1	$3.7
Three months ended March 31, 2005	2.3	0.3	2.6
Total assets:
At March 31, 2006	$1,026.3	$118.5	$1,144.8
At December 31, 2005	1,032.7	117.2	1,149.9

12.	Comprehensive Income

For the three months ended March 31, 2006 and 2005, comprehensive income amounted to $6.9 and $11.0, respectively. The difference between net income and comprehensive income for the three months ended March 31, 2006 relates to the change in value of the Company’s derivatives. There were no items of other comprehensive income during the three months ended March 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the successor period (three months ended March 31, 2006) and the predecessor period (three months ended March 31, 2005) should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

Business Overview

We are one of the three largest providers of checks and check-related products and services in the United States based on revenues, and we are a leading provider of direct marketing services to financial institutions. We serve financial institutions through our Clarke American and Alcott Routon brands and consumers and businesses directly through our Checks In The Mail and B2Direct brands. We have an industry leading reputation for quality and have won several third party and customer awards.

Our two main business segments are the Financial Institution division, generating 84% of our revenues for the three months ended March 31, 2006, and the Direct to Consumer division, generating 16% of our revenues for the three months ended March 31, 2006. Customers ordering through our Financial Institution division order checks from our financial institution clients, and we manage that check order process on their behalf. Our Direct to Consumer division serves customers who prefer to order checks directly from a check provider.

Presentation of Financial Information

Presentation of Separate Predecessor and Successor Periods.    We were acquired by M & F Worldwide on December 15, 2005 from Honeywell. See ‘‘— Acquisition by M & F Worldwide’’ below. Honeywell acquired us effective April 1, 2005 by purchasing all of the outstanding stock of the company that was then our indirect parent, Novar plc. See ‘‘— Acquisition by Honeywell and Reorganization of Assets under Common Control’’ below.

As a result of the changes in ownership, under GAAP, we are required to present separately our operating results while under our two predecessors. The period during which we were owned by Honeywell (April 1, 2005 to December 14, 2005) is referred to as ‘‘Predecessor (Honeywell).’’ The periods prior to our acquisition by Honeywell (the three months ended March 31, 2005) are discussed below as ‘‘Predecessor (Novar).’’

Acquisition by M & F Worldwide.    On October 31, 2005, M & F Worldwide and Honeywell entered into a stock purchase agreement, in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar USA Inc. (‘‘Novar’’), a wholly owned subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800.0 million, subject to a post closing working capital adjustment. In connection with this acquisition, which we refer to as the ‘‘Acquisition,’’ M & F Worldwide formed CA Investment Corp. (‘‘CA Investment’’), an indirect wholly owned subsidiary of M & F Worldwide.

The business of Clarke American was owned by Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. In connection with the Acquisition, Novar and its subsidiaries completed a series of merger transactions to eliminate certain intermediate holding companies. Concurrent with the Acquisition, Novar and CA Investment completed a series of merger transactions, with CA Investment as the surviving entity. On December 15, 2005, CA Investment purchased 100% of the capital stock of Novar and was renamed ‘‘Clarke American Corp.’’

The following financing transactions occurred in connection with the Acquisition:

•	M & F Worldwide made a cash equity contribution to CA Investment of $202.5 million;

•	we entered into a $40.0 million revolving credit facility, under which we borrowed $4.2 million in connection with the Acquisition;

•	we entered into a term loan facility with an aggregate principal amount at maturity of $440.0 million, receiving proceeds, net of a 0.5% original discount, of $437.8 million; and

•	we issued $175.0 million of 11.75% Senior Notes due 2013.

The Acquisition and the related financing transactions described above are referred to collectively in this quarterly report as the ‘‘Transactions.’’

Acquisition by Honeywell and Reorganization of Assets under Common Control.    Effective April 1, 2005, we were acquired by Honeywell, when a subsidiary of Honeywell purchased all of the outstanding stock of Novar plc. Novar plc held a number of businesses, including the one we operate. Novar, which held our business, was a subsidiary of Novar plc. On May 5, 2005, Honeywell reorganized the business of Novar plc so that other businesses formerly held by Novar were transferred out of Novar, with our business remaining as the only one held by Novar. The financial statements for the three months ended March 31, 2005 that are presented and discussed in this quarterly report are those of Novar, giving effect to the acquisition by Honeywell and the subsequent reorganization.

Our Predecessor (Novar) was not a separate, stand-alone company from Novar plc during the three months ended March 31, 2005, and our Predecessor (Honeywell) was not a separate, stand-alone company from Honeywell during the period from April 1, 2005 to December 14, 2005. The accompanying financial statements for the three months ended March 31, 2005 have been prepared as if our predecessor had existed as a stand-alone company for that period and reflect balances that were directly attributable to the business we operate. However, certain amounts of the corporate expenses of our then parent company that were incurred while the relevant predecessor was not a stand-alone company, including legal personnel, tax personnel, accounting personnel, risk management personnel, infrastructure and other costs, although not directly attributable to our business, have been allocated to the relevant predecessor company on a basis we, our predecessor and the relevant parent company believed to be a reasonable reflection of the benefits received. Nevertheless, the costs as allocated to the relevant predecessor are not necessarily indicative of the costs that we would have incurred if the relevant predecessor had performed these functions as a stand-alone entity. For this reason, the financial information for the three months ended March 31, 2005 does not necessarily reflect our financial position, results of operations, changes in stockholder’s equity and cash flows in the future or what they would have been if the relevant predecessor had been a separate, stand-alone entity during the periods presented.

Related Party Financing Activities.    Substantially all of the interest income and interest expense in the predecessor period presented relates to long-term notes payable to and other notes receivable from the relevant parent company and other related parties. Most of the cash used in and provided by financing activities in the predecessor period presented were also associated with related party financing activities, such as the repayment and incurrence of notes to affiliates. All of the related party notes payable and related party receivables were retired as of the completion of the Acquisition on December 15, 2005. In addition, a significant portion of our incremental cash from operating activities in the periods prior to the completion of the Acquisition on December 15, 2005 was generated by transactions with affiliates, which were discontinued after the completion of the Acquisition. Accordingly, interest income, interest expense, cash from operating activities and cash used in financing activities for predecessor periods may not be indicative of our future performance.

Impact of the Transactions.    In connection with the Acquisition by M & F Worldwide, we incurred significant indebtedness, including $175.0 million of senior notes, $440.0 million of indebtedness under our term loan facility and $4.2 million of borrowings under our revolving credit facility. Therefore, we expect that our interest expense will be significantly higher in periods after the completion of the Transactions than in prior periods. As of March 31, 2006, no amounts were drawn under our $40.0 million revolving credit facility.

Prior to the Transactions, we were not subject to reporting requirements under the Securities Exchange Act of 1934, but following the Transactions, as a result of the required exchange offer for the senior notes and because of covenants in the indenture governing the senior notes, we are required to prepare and file Exchange Act periodic and current reports. As a result, we anticipate that our selling, general and administrative expense following the Transactions will be higher than in prior periods.

In addition, the Acquisition has been accounted for as a purchase, in accordance with the provisions of SFAS No. 141, which has resulted in new valuations for our consolidated assets and liabilities based on fair values as of the date of the Acquisition. This purchase price allocation will be finalized during this year. The allocation of the purchase price in the Acquisition results in higher depreciation and amortization expense in the periods following the Acquisition compared to the predecessor periods.

Restructuring Charges

We have taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and cost savings. Past actions have included manufacturing plant closures, contact center consolidations and staffing reductions. We anticipate continued restructuring actions, where appropriate, to realize process efficiencies and remain competitive in the marketplace. For the three months ended March 31, 2006 and 2005, we incurred restructuring expenses of $0.0 million and $0.4 million, respectively.

Results of Operations — Consolidated

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005.

Revenues, net

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues, net	$162.9	$154.4

The 5.5% increase in revenues for the three months ended March 31, 2006 was mainly driven by a 3.7% increase in revenue per unit and a 1.7% increase in units. The increase in unit volume was attributable to volume increases in the Financial Institution division, partially offset by declines in the Direct to Consumer division. Revenues per unit increased in both the Financial Institution division and the Direct to Consumer division.

Cost of Revenues

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cost of revenues	$100.7	$91.1
Gross margin %	38.2%	41.0%

Gross margin declined 2.8 percentage points for the three months ended March 31, 2006, to 38.2%. The reduction in gross margin percent was primarily attributable to incremental cost of revenues of $8.7 million related to the fair value adjustment to assets recorded in the Acquisition, resulting in a 5.3 percentage point decline. This decline was partially offset by cost reductions and an improvement in revenues per unit.

Selling, General and Administrative Expenses

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Selling, general and administrative expenses	$37.1	$39.2
% of revenues	22.8%	25.4%

Selling, general and administrative expenses as a percentage of revenues decreased 2.6 percentage points to 22.8% for the three months ended March 31, 2006. Included in the three months ended March 31, 2005 is $3.4 million of stock option compensation related to a plan that was terminated in 2005, which accounted for 2.1 percentage points of the decline. The remainder of the reduction in selling, general and administrative expenses as a percentage of revenues is attributable to a reduction in restructuring charges and other cost management efforts in 2006.

Interest Expense, net

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest expense, net	$(14.6)	$(5.6)

Interest expense, net increased by $9.0 million for the three months ended March 31, 2006, primarily as the result of issuing new debt, net of the original issue discount, of $620.1 million in December 2005 in connection with the Acquisition, partially offset by the retirement of related party debt in 2005. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Provision for Federal and State Income Taxes

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Provision for income taxes	$(4.1)	$(7.5)
Effective income tax rate	39.3%	40.5%

The effective tax rate decreased 1.2 percentage points for the three months ended March 31, 2006 to 39.3%. The majority of this decrease is attributable to a change in accrued liabilities for uncertain tax positions, including incremental accruals of $0.3 million for the three months ended March 31, 2005. These additional accruals for uncertain tax positions were made based upon periodic reviews of potential tax liabilities. As part of the Acquisition, Honeywell agreed to provide indemnification for liabilities on uncertain tax positions that relate to pre-Acquisition periods.

Results of Operations — Review of Business Segments

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Consolidated Revenue
Financial Institution	$136.6	$129.6
Direct to Consumer	26.3	24.8
Total	$162.9	$154.4
Operating Income
Financial Institution	$22.1	$20.7
Direct to Consumer	3.0	3.4
Total	$25.1	$24.1

Financial Institution Division

The Financial Institution division is a leading provider to the financial institution segment of the industry through its Clarke American and Alcott Routon brands. The Financial Institution division serves financial institutions that vary greatly in size, geographic range of operations, complexity of required services, technological capability and marketing sophistication. The Financial Institution division typically contracts with financial institutions to exclusively promote the sale of Clarke American’s check and check-related products to their customers, with contract terms generally ranging from three to five years.

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues	$136.6	$129.6
Operating income	$22.1	$20.7
% of revenues	16.2%	16.0%

Revenues

The 5.4% increase in revenues for the three months ended March 31, 2006 was driven by a 2.0% increase in unit volume and a 3.3% increase in revenues per unit. The volume growth was largely attributable to the addition of two large clients in 2005, partially offset by the loss of a large client. Revenue per unit improvement was largely attributable to new products and services.

Operating Income

Operating income as a percentage of revenues rose 0.2 percentage points, for the three months ended March 31, 2006, to 16.2%. Included in the three months ended March 31, 2006 is $7.2 million of incremental depreciation, amortization and other non-cash charges resulting from the Acquisition, which accounted for a decline of 5.2 percentage points. Offsetting this decline was decreased expense of $2.8 million related to the termination of a stock-based compensation plan in 2005, increased revenue per unit and incremental cost reductions.

Direct to Consumer Division

The Direct to Consumer division is the third largest provider in the direct to consumer segment through its Checks In The Mail and B2Direct brands. In addition to checks and check-related products, we also offer check programs, customized business kits and treasury management supplies to retail corporations and direct selling organizations under our B2Direct brand.

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues	$26.3	$24.8
Operating income	$3.0	$3.4
% of revenues	11.4%	13.7%

Revenues

The 6.0% increase in revenues for the three months ended March 31, 2006 was driven by a 7.4% increase in revenues per unit, partially offset by a 1.4% decline in unit volume. The decrease in unit volume was largely attributable to industry check usage declines and lower customer response rates to direct mail advertisements. Revenues per unit increased largely due to sales of treasury management supplies, business kits and other non-check products and services.

Operating Income

Operating income as a percentage of revenues declined 2.3 percentage points, for the three months ended March 31, 2006, to 11.4%. Included in the three months ended March 31, 2006 is $1.7 million of incremental intangible and other amortization related to the Acquisition, which accounted for a 6.5 percentage point decline in operating income as a percentage of revenues. Partially offsetting this decline were incremental cost reductions.

Liquidity and Capital Resources

Long-Term Debt

Senior Secured Credit Facilities.    Concurrent with the completion of the Acquisition, we, as borrower, entered into senior secured credit facilities which provided for a revolving credit facility in an amount of $40.0 million maturing on December 15, 2010 and a $440.0 million term loan maturing on December 15, 2011. Portions of our revolving credit facility are available for the issuance of letters of credit and swing line loans.

All obligations under our credit facilities are guaranteed by our direct parent and by each of our direct and indirect present domestic subsidiaries and future wholly-owned domestic subsidiaries. Our credit facilities are secured by a perfected first priority security interest in substantially all of our and the guarantors’ assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property.

Our term loan facility has an aggregate principal amount at maturity of $440.0 million. We received $437.8 million of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the term of the term loan indebtedness. Our term loan facility is required to be repaid in quarterly installments that commenced on March 31, 2006 in annual amounts of: $15.0 million in 2006, $20.0 million in 2007, $30.0 million in 2008, $35.0 million in 2009, $40.0 million in 2010 and $300.0 million in 2011. Our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed thereunder. The balance of the term loan facility will be repaid in full in 2011.

Loans under our credit facilities bear, at our option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate announced from time to time by The Bank of New York and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 2.00% per annum for revolving loans, or 2.25% per annum for term loans; or

•	a rate per annum equal to a reserve-adjusted eurodollar rate, plus an applicable margin of 3.00% per annum for revolving loans, or 3.25% per annum for term loans.

The revolving credit facility has a commitment fee for the undrawn portion of the availability of 0.5% per annum and a commitment fee for letters of credit of 3.0% per annum.

Our credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. Our credit facilities also require us to maintain certain financial covenants, including maximum consolidated secured leverage, maximum total consolidated leverage and minimum consolidated fixed charge coverage ratios. As of March 31, 2006, we were in compliance with all of these covenants.

As of March 31, 2006, $436.2 million principal amount at maturity was outstanding under our term loan facility. As of March 31, 2006, no amounts were drawn under our $40.0 million revolving credit facility, and we had $34.5 million available for borrowing (giving effect to the issuance of $5.5 million of letters of credit).

Senior Notes.    The senior notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year, commencing June 15, 2006. The senior notes are unsecured and are therefore effectively subordinated to all of our senior secured indebtedness, including that outstanding under our credit facilities. The indenture governing the senior notes contains customary restrictive covenants, including, among other things, restrictions on our ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. We will be required to offer to repurchase all of the senior notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. We will also be required to offer to repurchase the senior notes with the proceeds from certain sales of assets, if we do not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The registration rights agreement relating to the senior notes required us to file a registration statement for an exchange offer within 150 days after December 15, 2005, the issuance date of the senior notes, and to use all commercially reasonable efforts to have the registration statement declared effective within 240 days after December 15, 2005. We are also required to use all commercially reasonable efforts to complete the exchange offer within 45 business days (or longer if required by the federal securities laws) after the effective date of the registration statement. Failure to comply with the terms of the registration rights agreement could result in our paying liquidated damages to holders of the senior notes. The Company filed the registration statement on April 12, 2006, which was declared effective with the SEC on May 1, 2006. The Company launched the exchange offer on May 2, 2006.

Liquidity Assessment

In addition to our normal operating cash and working capital requirements and service of our indebtedness, we also require cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments (referred to as ‘‘prepaid rebates’’) to financial institution clients as follows:

•	Capital Expenditures. Our total capital expenditures (including a capitalized lease of $6.8 million) in 2005 were $25.2 million. These expenditures primarily related to maintenance of existing assets, cost reduction initiatives and other projects which support future revenue growth. We have budgeted approximately $27.0 million of capital expenditures for 2006 and have incurred $3.7 million through March 31, 2006. The growth in planned capital expenditures is primarily attributable to identified projects designed to drive further cost reductions and/or enable future revenue streams. Nevertheless, we continually evaluate the merits of planned projects.

•	Prepaid Rebates. During 2005, we made approximately $24.6 million of contract acquisition payments to financial institution clients. We have budgeted approximately $28.0 million of such payments for 2006 and have incurred $4.4 million through March 31, 2006.

•	Restructuring/Cost Reductions. We anticipate that we will restructure or consolidate some of our operations, which require us to make severance payments and pay other restructuring expenses. We estimate we will make approximately $2.0 million to $3.0 million of such payments during 2006 but have incurred none through March 31, 2006.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under our revolving credit facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for at least the next 12 months.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our ability to generate cash in the future that, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may not be able to generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to repay our debt, including the senior notes, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior notes, on or before maturity. We may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and our credit facilities, may limit our ability to pursue any of these alternatives. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, decreases in check usage, increases in competitive activity and pricing pressures, adverse changes among our highly-concentrated financial institution clients or additional adverse legislative changes.

There have been no material changes to the Company’s contractual obligations and commitments that were presented in the Annual Report for the year ended December 31, 2005 (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on March 16, 2006 and the Company’s Registration Statement on Form S-4 filed with the SEC on April 12, 2006).

Cash Flow Summary

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

	Successor	Predecessor (Novar)
$ in millions	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash provided by (used in):
Operating activities	$28.6	$13.0
Investing activities	(3.7)	(2.6)
Financing activities	(21.3)	(5.2)
Net increase in cash and cash equivalents	$3.6	$5.2

Cash provided by operating activities increased during the three months ended March 31, 2006 by $15.6 million compared to the three months ended March 31, 2005. Net income for the three months ended March 31, 2006 was $4.6 million lower than for the three months ended March 31, 2005, but included approximately $8.9 million of incremental depreciation, amortization and other non-cash charges resulting from the Acquisition. Cash generated from operating activities was also higher for the three months ended March 31, 2006 due to $7.3 million in tax accrual changes, $6.6 million of lower prepaid rebates, net of amortization, and $5.2 million of changes in other operating assets and liabilities. Partially offsetting the improvements in cash provided by operating activities was $7.8 million less realized from transactions with affiliates. The affiliate transactions were discontinued after the completion of the Acquisition. See ‘‘ — Presentation of Financial Information — Related Party Financing Activities.’’

Cash used in investing activities increased by $1.1 million during the three months ended March 31, 2006 compared with the three months ended March 31, 2005 due to increased capital expenditures.

Cash used in financing activities during the three months ended March 31, 2006 increased by $16.1 million, as compared to the three months ended March 31, 2005. The change in cash used in financing activities was largely due to a $10.9 million increase in net external loan repayments and $4.8 million related to cash overdrafts.

Critical Accounting Policies

A description of our critical accounting policies was provided in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section of our Annual Report for the year ended December 31, 2005. There were no changes to these accounting policies during the three months ended March 31, 2006, except as listed below.

Derivatives

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its variable rate long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income until the cash flow hedge is settled.

On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. The Company assesses the effectiveness of the hedge based on total changes in the hedge’s cash flows at each payment date as compared to the change in the expected future cash flows on the long-term debt.

Forward-Looking Statements

This quarterly report, as well as certain of our other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. These statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this quarterly report, including those regarding our strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects, plans and objectives of management, are forward-looking statements. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, such plans, intentions or expectations may not be achieved. In addition, we encourage you to read the summary of our critical accounting policies included in our Annual Report under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in our SEC filings and those of our parent M & F Worldwide and others, the factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements contained in this quarterly report include:

•	our substantial indebtedness;

•	covenant restrictions under our indebtedness that may limit our ability to operate our business and react to market changes;

•	the maturity of the principal industry in which we operate and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our business;

•	our costs as a stand-alone company;

•	interruptions or adverse changes in our supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect our customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our business and reputation;

•	our ability to successfully manage future acquisitions;

•	sales and other taxes which could have adverse effects on our business; and

•	environmental risks.

You should read carefully the factors described in the section entitled ‘‘Risk Factors’’ in our Annual Report (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on March 16, 2006, and the Company’s Registration Statement on Form S-4 filed with the SEC on April 12, 2006 for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Clarke American is exposed to market risk from changes in interest rates, which could affect its business, results of operations and financial condition. Clarke American manages its exposure to these market risks through its regular operating and financing activities.

At March 31, 2006, Clarke American had $436.2 million of term loans outstanding under its credit agreement and $5.5 million outstanding under its revolving credit facility, including letters of credit. All of these outstanding loans are Eurodollar Loans. Clarke American is subject to risk due to changes in interest rates. Clarke American believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of March 31, 2006 would have resulted in an increase or decrease in its interest expense for the three months ended March 31, 2006 of approximately $0.5 million.

During February 2006, Clarke American entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0 million, which will be effective on July 1, 2006. The purpose of this hedge transaction is to limit the Company’s risk on a portion of the variable rate senior secured credit facilities.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material developments in legal proceedings during the three months ended March 31, 2006.

Item 1A.	Risk Factors

For the three months ended March 31, 2006, there have been no material changes to the Company’s risk factors that were disclosed in the Annual Report for the year ended December 31, 2005 (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on March 16, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

There were no events of default upon senior securities during the three months ended March 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended March 31, 2006.

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits

4.1	Indenture dated as of December 15, 2005 among Clarke American Corp., a Delaware corporation, the Guarantors (as named therein) and The Bank of New York, a New York banking corporation, as trustee (incorporated by reference to Exhibit 4.2 of M & F Worldwide Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

31.1*	Certification of Charles T. Dawson, Chief Executive Officer, pursuant to Section 302 dated May 5, 2006.

31.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, pursuant to Section 302 dated May 5, 2006.

32.1*	Certification of Charles T. Dawson, Chief Executive Officer, pursuant to Section 906 dated May 5, 2006.

32.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, pursuant to Section 906 dated May 5, 2006.

*filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clarke American Corp.
Date: May 5, 2006	By: /s/ Peter A. Fera, Jr. Peter A. Fera, Jr. Senior Vice President and Chief Financial Officer, Principal Accounting and Financial Officer