Form 10-Q
period 2006-06-30
CLARKE AMERICAN CORP.
filed 2006-08-04
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 333-133253

CLARKE AMERICAN CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-1696500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10931 Laureate Drive, San Antonio, Texas	78249
(Address of principal executive offices)	(Zip code)

(210) 697-8888

Registrant’s telephone number including area code

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
Yes     No

As of June 30, 2006, there were 100 shares of the registrant’s Common Stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

CLARKE AMERICAN CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Six Months Ended June 30, 2006

i

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17.2	$6.2
Accounts receivable	25.5	23.2
Inventories	12.1	13.9
Prepaid expenses and other	17.9	20.8
Total current assets	72.7	64.1
Property, plant and equipment, net	97.5	103.1
Goodwill	347.8	349.0
Other intangible assets, net	565.9	577.3
Other assets	54.1	56.4
Total assets	$1,138.0	$1,149.9
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$29.4	$33.8
Accrued liabilities	42.7	41.3
Current maturities of long-term debt	19.0	16.5
Total current liabilities	91.1	91.6
Long-term debt	592.8	609.7
Deferred tax liabilities	232.7	238.7
Other liabilities	8.6	8.7
Total liabilities	925.2	948.7
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock – 200 shares authorized; par value $0.01; 100 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	202.5	202.5
Retained earnings (accumulated deficit)	9.0	(1.3)
Accumulated other comprehensive income	1.3	—
Total stockholder’s equity	212.8	201.2
Total liabilities and stockholder’s equity	$1,138.0	$1,149.9

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the Successor, Predecessor (Honeywell) and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Successor	Predecessor (Honeywell)	Successor	Predecessor (Honeywell) April 1 – June 30	Predecessor (Novar) January 1 – March 31
Net revenues	$156.2	$152.8	$319.1	$152.8	$154.4
Cost of revenues	96.7	102.6	197.4	102.6	91.1
Gross profit	59.5	50.2	121.7	50.2	63.3
Selling, general and administrative expenses	38.5	36.3	75.6	36.3	39.2
Operating income	21.0	13.9	46.1	13.9	24.1
Interest income	—	0.2	—	0.2	0.1
Interest expense	(14.6)	(2.6)	(29.2)	(2.6)	(5.7)
Income before income taxes	6.4	11.5	16.9	11.5	18.5
Provision for income taxes	(2.5)	(4.6)	(6.6)	(4.6)	(7.5)
Net income	$3.9	$6.9	$10.3	$6.9	$11.0

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the Successor, Predecessor (Honeywell) and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	Six Months Ended June 30,
	2006	2005
	Successor	Predecessor (Honeywell) April 1 – June 30	Predecessor (Novar) January 1 – March 31
Operating activities
Net income	$10.3	$6.9	$11.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27.2	14.7	5.7
Deferred income taxes	(8.1)	(2.7)	1.0
Stock based compensation	—	—	3.4
Changes in operating assets and liabilities:
Trade and affiliate receivables	(2.3)	5.7	8.8
Inventories	1.8	3.7	0.7
Prepaid expenses and other assets	8.1	4.1	(7.3)
Trade and affiliate payables	3.6	31.5	2.1
Accrued expenses and deferred liabilities	0.6	2.1	(7.1)
Income taxes	1.0	(1.4)	(5.1)
Other, net	0.5	(0.1)	(0.2)
Net cash provided by operating activities	42.7	64.5	13.0
Investing activities
Capital expenditures	(7.5)	(3.5)	(2.6)
Capitalized interest	(0.5)	—	—
Net cash used in investing activities	(8.0)	(3.5)	(2.6)
Financing activities
Capital distributions to parent and invested capital equity, net	—	(0.8)	1.8
Cash overdrafts	(8.1)	(6.1)	(5.6)
Borrowing on affiliate notes	—	—	19.9
Borrowings on external debt	3.8	—	—
Repayments of affiliate notes	—	0.6	(21.3)
Repayments of external debt	(19.4)	—	—
Net cash used in financing activities	(23.7)	(6.3)	(5.2)
Net increase in cash and cash equivalents	11.0	54.7	5.2
Cash and cash equivalents at beginning of period	6.2	11.7	6.5
Cash and cash equivalents at end of period	$17.2	$66.4	$11.7
Supplemental disclosure of cash paid for:
Interest paid	$29.8	$10.7	$16.0
Taxes paid, net of refunds	13.8	9.8	11.5

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(in millions)
(unaudited)

1.	Description of Business and Basis of Presentation

Clarke American Corp. (‘‘Clarke American’’) is a holding company that conducts its operations through its wholly owned subsidiaries, B²Direct, Inc. (‘‘B2D’’), Checks In The Mail, Inc. (‘‘CITM’’), and Clarke American Checks, Inc. (‘‘CACI’’). CA Investment Corp. (‘‘CA Investment’’) was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment, an indirect wholly owned subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) and was renamed ‘‘Clarke American Corp.’’ (see Note 4).  Clarke American Corp. is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business.

The consolidated financial statements include the accounts of Clarke American and its subsidiaries (collectively, the ‘‘Company’’) after elimination of all material intercompany accounts and transactions.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report for the year ended December 31, 2005 (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on April 3, 2006 and the Company’s Prospectus filed with the SEC on May 2, 2006). All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s Annual Report for the year ended December 31, 2005.

The Company is one of the three largest providers of checks and check-related products and services in the United States based on revenues, and it is a leading provider of direct marketing services to financial institutions. The Company serves financial institutions through its Clarke American and Alcott Routon brands (the ‘‘Financial Institution’’ segment) and consumers and businesses directly through its Checks In The Mail and B2Direct brands (the ‘‘Direct to Consumer’’ segment). The Financial Institution segment’s products primarily consist of checks and check-related products, such as deposit tickets, checkbook covers, and related delivery services, and it also offers specialized direct marketing services to its financial institution partners. The Direct to Consumer segment’s products primarily consist of checks and check related products, customized business kits, and treasury management supplies.

Effective April 1, 2005, Honeywell Acquisitions Limited, a wholly owned subsidiary of Honeywell International Inc. (together ‘‘Honeywell’’ or ‘‘Predecessor Honeywell’’) purchased the stock of Novar plc (‘‘Predecessor Novar’’), which until then was the Company’s indirect parent. On May 4, 2005, Honeywell reorganized the Novar businesses and transferred ownership of a former subsidiary Novar USA Holdings Inc. (‘‘NUHI’’) to another Honeywell entity that was not a part of the Novar legal structure. Since the reorganization was a transaction between entities under common control, the results of operations and financial position of NUHI have been eliminated from these financial statements on an as-if pooling basis for the 2005 periods. Also, in connection with the reorganization, Honeywell issued a note receivable in the amount of $424.0 in exchange for the businesses transferred. This note receivable was then transferred back to Honeywell to satisfy certain notes payable.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

Although the Company was not a separate stand-alone company from Novar plc during the three months ended March 31, 2005 or the period from April 1, 2005 through May 3, 2005, the accompanying financial statements have been prepared as if the Company had existed as a stand-alone company for such periods. These financial statements include balances that were directly attributable to the Novar plc business after giving effect to the reorganization described above. Certain amounts of Novar plc’s corporate expenses including legal, accounting, infrastructure and other costs, although not directly attributable to the Company’s operations have been allocated to the periods from January 1 to March 31, 2005 and April 1 to June 30, 2005 on a basis that the Company considers to be a reasonable allocation of the benefits received. However, the financial information presented in these financial statements may not reflect the combined financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the periods from January 1 to March 31, 2005 and April 1 to June 30, 2005.

As a result of the changes in ownership caused by the acquisition by M & F Worldwide (see Note 4) and the acquisition by Honeywell described above, the Company is required to present separately its operating results for its two predecessors. The period during which the Company’s business was owned by Honeywell (April 1, 2005 to June 30, 2005) is presented in the accompanying financial statements as ‘‘Predecessor (Honeywell).’’ The period prior to the acquisition of the Company’s business by Honeywell (the three months ended March 31, 2005) is presented in the accompanying financial statements as ‘‘Predecessor (Novar).’’ The period subsequent to the acquisition by M & F Worldwide is presented in the accompanying financial statements as ‘‘Successor.’’ The purchase method of accounting, pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations’’, was used to record the assets and liabilities assumed by the Company in the acquisition by M & F Worldwide and by the Predecessor (Honeywell) in the acquisition by Honeywell. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the Predecessors and the Successor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities.

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

As of June 30, 2006, the Company recorded an asset of $2.1 related to its interest rate swap, which is accounted for as a cash flow hedge (see Notes 9 and 12). During the three and six months ended June 30, 2006, the Company recorded the changes in values of this cash flow hedge in other comprehensive income of $0.8 (net of taxes of $0.5), and $1.3 (net of taxes of $0.8), respectively. The Company was not a party to any derivative instruments during 2005.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R), ‘‘Share-Based Payment,’’ (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, and supersedes APB Opinion No. 25 on January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Adoption of SFAS No. 123(R) did not impact the Company since it currently does not participate in any share-based payment programs.

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

Inventories

The Company adopted the provisions of SFAS No. 151, ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4’’ on January 1, 2006. Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

3.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

4.	Acquisition/Purchase by M & F Worldwide

On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide purchased 100% of the outstanding shares of Novar from Honeywell for $800.0 in cash (the ‘‘Acquisition’’). Clarke American is the successor by merger to Novar. Fees and expenses related

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

to the Acquisition that have been capitalized in the purchase price are $3.8. The Acquisition was financed with the Company’s $480.0 senior secured credit facilities, the 11.75% Senior Notes due 2013 (the ‘‘Senior Notes’’), and a contribution from M & F Worldwide to the Company of $202.5.

The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the Acquisition date:

Accounts receivable	$24.6
Property, plant and equipment	103.1
Other assets	79.9
Goodwill	347.8
Intangible assets (Note 6)	581.4
Total assets acquired	1,136.8
Deferred tax liabilities	240.4
Other liabilities	92.6
Net assets acquired	$803.8

As part of the application of purchase accounting for the Acquisition, inventory was increased by $3.1 due to a fair value adjustment. The amount of the inventory fair value adjustment was then expensed as additional non-cash cost of revenues as the fair-valued inventory was sold (including $0.0 and $1.3 during the three and six months ended June 30, 2006, respectively). In connection with the Acquisition, the Company incurred approximately $16.4 of fees related to the financing that are being amortized as non-cash interest expense using the effective interest method over the life of the debt.

5.	Inventories

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
Finished goods	$4.6	$4.8
Work-in-progress	5.8	6.7
Raw materials	1.7	2.4
	$12.1	$13.9

6.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the six months ended June 30, 2006 is as follows:

Balance as of December 31, 2005	$349.0
Adjustments to goodwill	(1.2)
Balance as of June 30, 2006	$347.8

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Amortized intangible assets:
Customer relationships	10-30	$483.4	$480.6	$14.5	$1.2
Trademarks and tradenames	15	11.5	11.5	0.3	—
Covenants not to compete	3	0.4	0.4	0.2	—
Software and other	2-3	2.0	2.0	0.5	0.1
		497.3	494.5	15.5	1.3
Indefinite lived intangible assets:
Trademarks and tradenames		84.1	84.1	—	—
Total other intangibles		$581.4	$578.6	$15.5	$1.3

The customer relationships and amortizable trademarks and tradenames are being amortized using the cash flow method over their estimated useful lives. All other amortized intangible assets are being amortized ratably over their estimated useful lives. The weighted average amortization period for the amortized intangible assets is 26 years as of June 30, 2006.

Amortization expense was $7.1 and $14.2 for the three and six months ended June 30, 2006, respectively, $8.9 for the period April 1 to June 30, 2005 and $0.2 for the period January 1 to March 31, 2005.

Estimated annual aggregate amortization expense through December 31, 2010 is as follows:

Six months ending December 31, 2006	$14.2
Year ending December 31, 2007	28.8
Year ending December 31, 2008	27.9
Year ending December 31, 2009	26.6
Year ending December 31, 2010	25.6

7.	Commitments and Contingencies

Certain of the intermediate holding companies of the predecessor of Clarke American had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustments based on the agreement of the parties, and was reduced to $27.0 by June 30, 2006. Since the Company believes it is remote that it will have to pay any amount under such guarantees, it has not recorded any liability in its financial statements.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. There is no pending legal proceeding that the Company anticipates will have a material effect on its financial statements.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
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

The defined benefit obligation for the defined benefit pension plan was $2.1 and $2.2 at June 30, 2006 and December 31, 2005, respectively, and the amounts are included in other liabilities in the accompanying consolidated balance sheets. Benefit cost totaled $0.1 and $0.1 for the three and six months ended June 30, 2006, respectively, $0.0 for the period April 1 to June 30, 2005 and $0.1 for the period January 1 to March 31, 2005.

The Company established an account to maintain the assets that will pay for the benefits. The balance of this account was $1.7 and $1.7 as of June 30, 2006 and December 31, 2005, respectively, and the amounts are included in other assets in the accompanying consolidated balance sheets. Contributions to the plans totaled $0.7 for the period April 1 to June 30, 2005. There were no contributions to the plans for the three and six months ended June 30, 2006, and for the period January 1 to March 31, 2005.

In addition, the Company, through its subsidiaries, sponsors two tax-qualified 401(k) plans. Under the provisions of the plans, employees contributing a minimum of 2% of their annual income to the plans are awarded a 3% match on a bi-weekly basis and a 4% match for those employees contributing at least 3% of their annual income on a bi-weekly basis. Contributions to the plans totaled $1.2 and $2.7 for the three and six months ended June 30, 2006, respectively, $1.3 for the period April 1 to June 30, 2005 and $1.6 for the period January 1 to March 31, 2005.

9.	Long-Term Debt

	June 30, 2006	December 31, 2005
$480.0 Senior Secured Credit Facilities, net of unamortized discount	$430.5	$445.1
11.75% Senior Notes	175.0	175.0
Capital lease obligation	5.3	6.1
Other indebtedness	1.0	—
	611.8	626.2
Less: current maturities	(19.0)	(16.5)
Long-term debt, net of current maturities	$592.8	$609.7

Senior Secured Credit Facilities

Concurrent with the completion of the Acquisition, the Company, as borrower, entered into senior secured credit facilities which provided for a revolving credit facility in an amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011. Portions of

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

the revolving credit facility are available for the issuance of letters of credit and swing line loans. The senior secured credit facility has a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively. The interest rate on the term loan was 7.92% at June 30, 2006. Effective July 1, 2006, the term loan interest rates range from 8.24% to 8.87%. All obligations under the Company’s credit facilities are guaranteed by the Company’s direct parent and also by each of the Company’s direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. The Company’s credit facilities are secured by a perfected first priority security interest in substantially all of the Company’s and the guarantors’ assets, other than any future voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. The Company currently does not have any foreign subsidiaries.

The Company’s term loan facility has an aggregate principal amount at maturity of $440.0. The Company received $437.8 of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the term of the term loan indebtedness using the effective interest method. The Company’s term loan facility is required to be repaid in quarterly installments that commenced on March 31, 2006 in annual amounts of: $15.0 in 2006, $20.0 in 2007, $30.0 in 2008, $35.0 in 2009, $40.0 in 2010 and $300.0 in 2011. The Company’s term loan facility requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007 with respect to 2006. The balance of the term loan facility will be repaid in full in 2011.

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

The Company’s credit facilities contain representations and warranties customary for senior secured credit facilities. They also contain affirmative and negative covenants customary for senior secured credit facilities, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The Company’s credit facilities also require the Company to maintain certain financial covenants, including maximum consolidated secured leverage, maximum total consolidated leverage and minimum consolidated fixed charge coverage ratios. As of June 30, 2006, the Company was in compliance with all of these covenants.

As of June 30, 2006, $432.5 principal amount at maturity was outstanding under the Company’s term loan facility, and $2.0 of the original discount remained unamortized. As of June 30, 2006, no amounts were drawn under the Company’s $40.0 revolving credit facility, and the Company had $34.5 available for borrowing (giving effect to the issuance of $5.5 of letters of credit).

During February 2006, the Company entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0, which became effective on July 1, 2006 and is accounted for as a cash flow hedge. The purpose of this hedge transaction is to limit the Company’s risk on a portion of the variable rate senior secured credit facilities.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

Senior Notes

The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year commencing June 15, 2006. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and leaseback transactions, merge or consolidate and transfer or sell assets. The Senior Notes are unsecured and are effectively subordinated to all of the Company’s existing and future secured indebtedness. The Company must offer to repurchase all of the outstanding Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the Senior Notes with the proceeds from certain sales of assets, if the Company does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with a registration rights agreement that the Company executed in connection with the issuance of the Senior Notes, the Company filed a registration statement on April 12, 2006 with respect to an exchange offer for publicly registered notes with equivalent terms, which was declared effective with the SEC on May 1, 2006. The Company launched the exchange offer on May 2, 2006 and closed the offer on May 31, 2006 with all $175.0 of the principal amount of Senior Notes being exchanged.

Capital Lease Obligation

The Company had $5.3 outstanding under an information technology capital lease obligation at June 30, 2006. The obligation has an imputed interest rate of 6.0% and has required payments including interest of $0.8 for the six months ending December 31, 2006, $1.6 in 2007, $1.6 in 2008, $1.5 in 2009 and $0.3 in 2010.

10.	Restructuring

The Company developed a restructuring plan to streamline and redesign the manufacturing plant network to take advantage of high-capacity technology and economies of scale. In the first quarter of 2005, the Company established new reserves for the reorganization of sales processes. This reorganization is focused on maximizing effectiveness while driving profitable growth by redefining sales territories and consolidating sales divisions. In the second quarter of 2005, the Company announced that it would close the Seattle check plant, moving production to the Company’s larger regional facilities. Production was realigned to utilize technology within the Company’s plants to handle small packages. During the second quarter of 2006, the Company established $0.9 in reserves related to changes made to the senior leadership structure. The Company continues to maintain reserves related to the 2002 closures of two printing plants.

The charges are reflected as cost of revenues and as selling, general and administrative expenses in the Company’s consolidated statements of operations and substantially relate to the Financial Institution segment. Restructuring accruals are reflected in the accrued liabilities and other liabilities in the Company’s consolidated balance sheets. The Company also incurred other costs related to the facility closures, including stock write-offs, training, hiring, relocation and travel.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

Details of the activities described above during the three months ended June 30, 2006 and 2005 are as follows:

	Cost of Revenues	Selling, General and Administrative Expenses	Total
Three months ended June 30, 2006	$—	$0.9	$0.9
Three months ended June 30, 2005	$—	$0.4	$0.4

Details of the activities described above during the six months ended June 30, 2006 and 2005 are as follows:

	Cost of Revenues	Selling, General and Administrative Expenses	Total
Six months ended June 30, 2006	$—	$0.9	$0.9
April 1 to June 30, 2005	—	0.4	0.4
January 1 to March 31, 2005	—	0.4	0.4

The following details the components of the activity described above for the six months ended June 30, 2006:

	Balance December 31, 2005	Amounts Charged	Amounts Paid	Adjustments	Balance June 30, 2006
Lease liability	$0.2	$—	$(0.2)	$0.1	$0.1
Personnel costs	0.7	0.9	(0.2)	(0.1)	1.3
	$0.9	$0.9	$(0.4)	$—	$1.4

The Company established reserves in 2005 under purchase accounting for the Honeywell acquisition relating to the closure of an additional production and contact center facility, as well as changes in management resulting from the acquisition. The following details the components of such purchase accounting restructuring for the six months ended June 30, 2006:

	Balance December 31, 2005	Amounts Charged	Amounts Paid	Adjustments	Balance June 30, 2006
Lease liability	$1.4	$—	$(0.2)	$—	$1.2
Personnel costs	1.1	—	(0.7)	—	0.4
	$2.5	$—	$(0.9)	$—	$1.6

11.	Business Segment Information

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

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

•	Direct to Consumer segment — Provides checks and check-related products and services, customized business kits, and treasury management supplies directly to consumers and businesses through its CITM and B2Direct brands. This segment operates in the United States.

Segment information for the three month periods ended June 30, 2006 and 2005 was as follows:

	Financial Institution	Direct to Consumer	Total
External revenues:
Three months ended June 30, 2006	$131.9	$24.3	$156.2
Three months ended June 30, 2005	129.1	23.7	152.8
Intersegment revenues:
Three months ended June 30, 2006	$1.5	$—	$1.5
Three months ended June 30, 2005	1.7	—	1.7
Operating income (loss):
Three months ended June 30, 2006	$18.9	$2.1	$21.0
Three months ended June 30, 2005	14.0	(0.1)	13.9
Depreciation and amortization:
Three months ended June 30, 2006	$11.5	$2.1	$13.6
Three months ended June 30, 2005	12.1	2.6	14.7
Capital expenditures (excluding capital lease):
Three months ended June 30, 2006	$3.4	$0.4	$3.8
Three months ended June 30, 2005	3.3	0.2	3.5

Segment information for the six month periods ended June 30, 2006, April 1 to June 30, 2005, and January 1 to March 31, 2005 was as follows:

	Financial Institution	Direct to Consumer	Total
External revenues:
Six months ended June 30, 2006	$268.5	$50.6	$319.1
April 1 to June 30, 2005	129.1	23.7	152.8
January 1 to March 31, 2005	129.6	24.8	154.4
Intersegment revenues:
Six months ended June 30, 2006	$3.3	$—	$3.3
April 1 to June 30, 2005	1.7	—	1.7
January 1 to March 31, 2005	1.7	—	1.7
Operating income (loss):
Six months ended June 30, 2006	$41.0	$5.1	$46.1
April 1 to June 30, 2005	14.0	(0.1)	13.9
January 1 to March 31, 2005	20.7	3.4	24.1
Depreciation and amortization:
Six months ended June 30, 2006	$23.1	$4.1	$27.2
April 1 to June 30, 2005	12.1	2.6	14.7
January 1 to March 31, 2005	5.3	0.4	5.7
Capital expenditures (excluding capital lease):
Six months ended June 30, 2006	$6.9	$0.6	$7.5
April 1 to June 30, 2005	3.3	0.2	3.5
January 1 to March 31, 2005	2.3	0.3	2.6

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2006
(in millions)
(unaudited)

Segments’ total assets were as follows:

	Financial Institution	Direct to Consumer	Total
Total assets:
At June 30, 2006	$1,020.2	$117.8	$1,138.0
At December 31, 2005	1,032.7	117.2	1,149.9

12.	Comprehensive Income

Comprehensive income amounted to $4.7 and $11.6 for the three and six months ended June 30, 2006, respectively, $6.9 for the period from April 1 to June 30, 2005, and $11.0 for the period from January 1 to March 31, 2005. The difference between net income and comprehensive income for the three and six months ended June 30, 2006 relates to the change in value of the Company’s derivatives. There were no items of other comprehensive income during the period from April 1 to June 30, 2005, and from January 1 to March 31, 2005.

Clarke American Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions regarding our financial condition and results of operations for the successor periods (three and six months ended June 30, 2006) and the predecessor periods (April 1 to June 30, 2005 and January 1 to March 31, 2005) should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

Business Overview

We are one of the three largest providers of checks and check-related products and services in the United States based on revenues, and we are a leading provider of direct marketing services to financial institutions. We serve financial institutions through our Clarke American and Alcott Routon brands and consumers and businesses directly through our Checks In The Mail and B2Direct brands. We have a solid reputation for quality and have won several third party and customer awards.

Our two main business segments are the Financial Institution division, generating 84% of our revenues for the six months ended June 30, 2006, and the Direct to Consumer division, generating 16% of our revenues for the six months ended June 30, 2006. Customers ordering through our Financial Institution division order checks from our financial institution clients, and we manage that check order process on their behalf. Our Direct to Consumer division serves customers who prefer to order checks directly from a check provider.

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

As a result of the changes in ownership, under GAAP, we are required to present separately our operating results while under our two predecessors. The period during which we were owned by Honeywell (April 1, 2005 to June 30, 2005) is referred to as ‘‘Predecessor (Honeywell).’’ The period prior to the acquisition of the Company’s business by Honeywell (the three months ended March 31, 2005) is referred to as ‘‘Predecessor (Novar).’’ Nevertheless, in the following discussion for the six months ended June 30, 2006 and 2005, the results of operations from the successor are compared to the combined results of operations from the predecessor periods. Management believes this is the most informative way to present and discuss our results of operations.

Acquisition by M & F Worldwide.    On October 31, 2005, M & F Worldwide and Honeywell entered into a stock purchase agreement in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar, a wholly owned subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800.0 million. In connection with this acquisition, which we refer to as the ‘‘Acquisition,’’ M & F Worldwide formed CA Investment Corp. (‘‘CA Investment’’), an indirect wholly owned subsidiary of M & F Worldwide.

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

The following financing transactions occurred in connection with the Acquisition:

•	M & F Worldwide made a cash equity contribution to CA Investment of $202.5 million;

Clarke American Corp. and Subsidiaries

•	we entered into a $40.0 million revolving credit facility, under which we borrowed $4.2 million in connection with the Acquisition;

•	we entered into a term loan facility with an aggregate principal amount at maturity of $440.0 million, receiving proceeds, net of a 0.5% original discount, of $437.8 million; and

•	we issued $175.0 million of Senior Notes.

The Acquisition and the related financing transactions described above are referred to collectively in this quarterly report as the ‘‘Transactions.’’

Acquisition by Honeywell and Reorganization of Assets under Common Control.    Effective April 1, 2005, we were acquired by Honeywell, when a subsidiary of Honeywell purchased all of the outstanding stock of Novar plc. Novar plc held a number of businesses, including the one we operate. Novar, which held our business, was a subsidiary of Novar plc. On May 4, 2005, Honeywell reorganized the business of Novar plc so that other businesses formerly held by Novar were transferred out of Novar, with our business remaining as the only one held by Novar. The financial statements for the three and six months ended June 30, 2005 that are presented and discussed in this quarterly report are those of Novar, giving effect to the acquisition by Honeywell and the subsequent reorganization.

Our Predecessor (Novar) was not a separate, stand-alone company from Novar plc during the three months ended March 31, 2005, and our Predecessor (Honeywell) was not a separate, stand-alone company from Honeywell during the period from April 1, 2005 to June 30, 2005. The accompanying financial statements for those periods have been prepared as if our predecessors had existed as stand-alone companies for those periods and reflect balances that were directly attributable to the business we operate. However, certain amounts of the corporate expenses of our then parent companies that were incurred while the relevant predecessor was not a stand-alone company, including legal personnel, tax personnel, accounting personnel, risk management personnel, infrastructure and other costs, although not directly attributable to our business, have been allocated to the relevant predecessor company on a basis we, our predecessor and the relevant parent company believed to be a reasonable reflection of the benefits received. Nevertheless, the costs as allocated to the relevant predecessor are not necessarily indicative of the costs that we would have incurred if the relevant predecessor had performed these functions as a stand-alone entity. For this reason, the financial information for the three months ended March 31, 2005 and for the period April 1 to June 30, 2005 does not necessarily reflect our financial position, results of operations, changes in stockholder’s equity and cash flows in the future or what they would have been if the relevant predecessor had been a separate, stand-alone entity during the periods presented.

In addition, as a result of our acquisition by Honeywell, the results of operations for the Predecessor (Honeywell) period from April 1, 2005 to June 30, 2005 reflect the allocation, in accordance with Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations,’’ of the purchase price paid by Honeywell to our assets and the corresponding increase in the carrying value of those assets that resulted in higher depreciation and amortization expenses in the Predecessor (Honeywell) period as compared to the Predecessor (Novar) period. See the notes to the consolidated financial statements in our Annual Report for the year ended December 31, 2005 (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on April 3, 2006 and the Company’s Prospectus filed with the SEC on May 2, 2006) for more information regarding these allocations.

Related Party Financing Activities.    Substantially all of the interest income and interest expense in the predecessor periods presented relates to long-term notes payable to and other notes receivable from the relevant parent company and other related parties. Substantially all of the cash used in and provided by financing activities in the predecessor periods presented were also associated with related party financing activities, such as the repayment and incurrence of notes to affiliates. All of the related party notes payable and related party receivables were retired as of the completion of the Acquisition.

Clarke American Corp. and Subsidiaries

In addition, a significant portion of our incremental cash from operating activities in the periods prior to the completion of the Acquisition was generated by transactions with affiliates, which were discontinued after the completion of the Acquisition. Accordingly, interest income, interest expense, cash from operating activities and cash used in financing activities for predecessor periods may not be indicative of our future performance.

Impact of the Acquisition.    In connection with the Acquisition by M & F Worldwide, we incurred significant indebtedness, including $175.0 million of Senior Notes, $440.0 million of indebtedness under our term loan facility and $4.2 million of borrowings under our revolving credit facility. Therefore, we expect that our interest expense will be significantly higher in periods after the completion of the Acquisition than in prior periods. As of June 30, 2006, no amounts were drawn under our $40.0 million revolving credit facility.

Prior to the Acquisition, we were not subject to reporting requirements under the Securities Exchange Act of 1934, but following the Acquisition, as a result of the required exchange offer for the Senior Notes and because of covenants in the indenture governing the Senior Notes, we are required to prepare and file Exchange Act periodic and current reports. As a result, we anticipate that our selling, general and administrative expense following the Acquisitions will be higher than in prior periods.

In addition, the Acquisition has been accounted for as a purchase, in accordance with the provisions of SFAS No. 141, which has resulted in new valuations for our consolidated assets and liabilities based on fair values as of the date of the Acquisition. This purchase price allocation will be finalized during 2006. The allocation of the purchase price in the Acquisition results in higher depreciation and amortization expense in the periods following the Acquisition compared to the predecessor periods.

Restructuring Charges

We have taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and cost savings. Past actions have included manufacturing plant closures, contact center consolidations and staffing reductions. We anticipate continued restructuring actions, where appropriate, to realize process efficiencies and remain competitive in the marketplace. Restructuring expenses were $0.9 million and $0.9 million for the three and six months ended June 30, 2006, respectively, as the result of changes made to our senior leadership structure. Restructuring expenses were $0.4 million for the period April 1 to June 30, 2005 and $0.4 million for the period January 1 to March 31, 2005.

Results of Operations — Consolidated

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005.

Revenues, net

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Revenues, net	$156.2	$152.8

The 2.2% increase in revenues for the three months ended June 30, 2006 was primarily attributable to a 3.3% increase in revenues per unit, partially offset by a 1.0% decrease in unit volume. Revenues per unit increased in both the Financial Institution division and the Direct to Consumer division primarily due to new products and services. Revenues per unit also benefited from price increases early in the year. Units declined in both divisions, which was largely attributable to industry

Clarke American Corp. and Subsidiaries

check usage declines. In the Direct to Consumer division, lower customer response rates to direct mail advertisements also adversely affected units.

Cost of Revenues

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Cost of revenues	$96.7	$102.6
Gross margin %	38.1%	32.9%

Gross margin rose 5.2 percentage points for the three months ended June 30, 2006 to 38.1%. Included in cost of revenues are non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Acquisition by M&F Worldwide on December 15, 2005. The improvement to the gross margin percentage is primarily attributable to a decrease in such non-cash expenses related to fair value adjustments to assets as part of the acquisitions which were $7.5 million and $13.5 million, respectively, for the three months ended June 30, 2006 and June 30, 2005. This change accounts for 3.9 percentage points of the improvement in gross margin. Gross margin percentage also improved as the result of increased revenues per unit and cost reductions.

Selling, General and Administrative Expenses

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Selling, general and administrative expenses	$38.5	$36.3
% of revenues	24.6%	23.8%

Selling, general and administrative expenses as a percentage of revenues increased 0.8 percentage points to 24.6% for the three months ended June 30, 2006. Improvements to selling, general and administrative expenses as a percentage of revenues resulted from increased revenues per unit and cost reductions, but such improvements were substantially offset by a $1.5 million increase in bonus expense related to improved performance of the business as well as by incremental accounting, legal and risk management costs resulting from our becoming a stand-alone public company after the Acquisition.

Interest Expense, net

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Interest expense, net	$(14.6)	$(2.4)

Interest expense, net increased by $12.2 million for the three months ended June 30, 2006, primarily as the result of issuing new debt, net of the original issue discount, of $620.1 million in December 2005 in connection with the Acquisition. Partially offsetting the impact of the new debt was the retirement of related party debt in 2005. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Clarke American Corp. and Subsidiaries

Provision for Federal and State Income Taxes

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Provision for income taxes	$(2.5)	$(4.6)
Effective income tax rate	39.1%	40.0%

The effective tax rate decreased 0.9 percentage points for the three months ended June 30, 2006 to 39.1%. The majority of this decrease is attributable to a change in accrued liabilities for uncertain tax positions, including incremental accruals of $0.4 million recorded during the three months ended June 30, 2005. These additional accruals for uncertain tax positions were made based upon periodic reviews of potential tax liabilities. As part of the Acquisition, Honeywell agreed to provide indemnification for liabilities on uncertain tax positions that relate to pre-Acquisition periods.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005.

Revenues, net

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Revenues, net	$319.1	$307.2	$152.8	$154.4

The 3.9% increase in revenues for the six months ended June 30, 2006 was primarily attributable to a 3.5% increase in revenues per unit and a 0.3% increase in unit volume. Revenues per unit increased in both the Financial Institution division and the Direct to Consumer division primarily due to new products and services. Revenues per unit also benefited from price increases early in the year. The slight increase in unit volume was attributable to volume increases in the Financial Institution division, partially offset by declines in the Direct to Consumer division.

Cost of Revenues

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Cost of revenues	$197.4	$193.7	$102.6	$91.1
Gross margin %	38.1%	36.9%	32.9%	41.0%

Gross margin improved 1.2 percentage points for the six months ended June 30, 2006 to 38.1%. The improvement in gross margin percentage was primarily attributable to increased revenues per unit and cost reductions, partially offset by an increase in non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Acquisition by M&F Worldwide on December 15, 2005. Included in cost of revenues were such non-cash expenses related to fair value adjustments to assets as part of the acquisitions which were $16.2 million and $13.5 million, respectively, for the six months ended June 30, 2006 and June 30, 2005.

Clarke American Corp. and Subsidiaries

Selling, General and Administrative Expenses

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Selling, general and administrative expenses	$75.6	$75.5	$36.3	$39.2
% of revenues	23.7%	24.6%	23.8%	25.4%

Selling, general and administrative expenses as a percentage of revenues decreased 0.9 percentage points to 23.7% for the six months ended June 30, 2006. Improvement in selling, general and administrative expenses as a percentage of revenues was due to a $3.4 million reduction in stock option compensation related to a plan that was terminated in 2005, increased revenues per unit and cost reductions, but such improvements were partially offset by a $2.0 million increase in bonus expense related to improved performance of the business as well as by incremental accounting, legal and risk management costs resulting from our becoming a stand-alone public company after the Acquisition.

Interest Expense, net

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Interest expense, net	$(29.2)	$(8.0)	$(2.4)	$(5.6)

Interest expense, net increased by $21.2 million for the six months ended June 30, 2006, primarily as the result of issuing the new debt, net of the original issue discount, of $620.1 million in December 2005 in connection with the Acquisition. Partially offsetting the impact of new debt was the retirement of related party debt in 2005. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Provision for Federal and State Income Taxes

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Provision for income taxes	$(6.6)	$(12.1)	$(4.6)	$(7.5)
Effective income tax rate	39.1%	40.3%	40.0%	40.5%

The effective tax rate decreased 1.2 percentage points for the six months ended June 30, 2006 to 39.1%. The majority of this decrease is attributable to a change in accrued liabilities for uncertain tax positions, including incremental accruals of $0.7 million recorded during the six months ended June 30, 2005. These additional accruals for uncertain tax positions were made based upon periodic reviews of potential tax liabilities. As part of the Acquisition, Honeywell agreed to provide indemnification for liabilities on uncertain tax positions that relate to pre-Acquisition periods.

Clarke American Corp. and Subsidiaries

Results of Operations — Review of Business Segments

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Consolidated Revenues
Financial Institution	$131.9	$129.1
Direct to Consumer	24.3	23.7
Total	$156.2	$152.8
Operating Income (Loss)
Financial Institution	$18.9	$14.0
Direct to Consumer	2.1	(0.1)
Total	$21.0	$13.9

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

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Revenues	$131.9	$129.1
Operating income	$18.9	$14.0
% of revenues	14.3%	10.8%

Revenues

The 2.2% increase in revenues for the three months ended June 30, 2006 was driven by a 2.9% increase in revenues per unit, partially offset by a 0.7 percentage point decline in unit volume. Revenues per unit increased largely due to new products and services. Revenues per unit also benefited from price increases early in the year. The related increase in total revenues was partially offset by a $1.1 million decline in revenues from Alcott Routon attributable to partner losses. The slight decrease in unit volume is largely attributable to check usage declines and the loss of a large partner in 2005, partially offset by the addition of two large partners in 2005.

Operating Income

Operating income as a percentage of revenues rose 3.5 percentage points for the three months ended June 30, 2006, to 14.3%. Included in total expenses are non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the

Clarke American Corp. and Subsidiaries

Acquisition by M&F Worldwide on December 15, 2005. The improvement to operating margin percentage is primarily attributable to a decrease in such non-cash expenses related to fair value adjustments to assets as part of the acquisitions which were $6.2 million and $10.4 million, respectively, for the three months ended June 30, 2006 and June 30, 2005. This change accounts for 3.2 percentage points of the improvement in operating income. Other improvements to operating income as a percentage of revenues from increased revenues per unit and cost reductions were substantially offset by incremental bonus expense and accounting, legal and risk management costs, incurred as part of becoming a stand-alone company under M & F Worldwide.

Direct to Consumer Division

The Direct to Consumer division is the third largest provider in the direct to consumer segment through its Checks In The Mail and B2Direct brands. In addition to checks and check-related products, we also offer check programs, customized business kits and treasury management supplies to retail corporations and direct selling organizations under our B2Direct brand.

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Revenues	$24.3	$23.7
Operating income (loss)	$2.1	$(0.1)
% of revenues	8.6%	(0.4%)

Revenues

The 2.5% increase in revenues for the three months ended June 30, 2006 was driven by a 7.1% increase in revenues per unit, partially offset by a 4.2% decline in unit volume. Revenues per unit increased largely due to sales of treasury management supplies, business kits and other non-check products and services. The decrease in unit volume was largely attributable to check usage declines and lower customer response rates to direct mail advertisements.

Operating Income

Operating income as a percentage of revenues rose 9.0 percentage points for the three months ended June 30, 2006, to 8.6%. Included in total expenses are non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the acquisition by M&F Worldwide on December 15, 2005. The significant improvement to operating margin percentage is largely attributable to a decrease in such non-cash expenses related to fair value adjustments to assets as part of the acquisitions which were $1.7 million and $3.5 million, respectively, for the three months ended June 30, 2006 and June 30, 2005. This change accounts for 7.4 percentage points of the improvement. Other improvements to operating income as a percentage of revenues were primarily attributable to increased revenues per unit and cost reduction initiatives.

Clarke American Corp. and Subsidiaries

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Consolidated Revenues
Financial Institution	$268.5	$258.7	$129.1	$129.6
Direct to Consumer	50.6	48.5	23.7	24.8
Total	$319.1	$307.2	$152.8	$154.4
Operating Income (Loss)
Financial Institution	$41.0	$34.7	$14.0	$20.7
Direct to Consumer	5.1	3.3	(0.1)	3.4
Total	$46.1	$38.0	$13.9	$24.1

Financial Institution Division

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Revenues	$268.5	$258.7	$129.1	$129.6
Operating income	$41.0	$34.7	$14.0	$20.7
% of revenues	15.3%	13.4%	10.8%	16.0%

Revenues

The 3.8% increase in revenues for the six months ended June 30, 2006 was driven by a 3.1% increase in revenues per unit and a 0.7% increase in unit volume. Revenues per unit increased largely due to new products and services. Revenues per unit also benefited from price increases early in the year, partially offset by a $2.6 million decline in revenues from Alcott Routon attributable to a one-time project that occurred in 2005 and partner losses. The slight increase in unit volume is attributable to the addition of two large clients in 2005, substantially offset by the loss of a large client in 2005 and check usage declines.

Operating Income

Operating income as a percentage of revenues rose 1.9 percentage points for the six months ended June 30, 2006, to 15.3%. The improvement to operating income as a percentage of revenues was primarily attributable a decrease in stock option compensation, increased revenues per unit and cost reductions. The reduction to stock option compensation of $2.8 million was related to a plan that was terminated in 2005. Partially offsetting the improvements to operating income as a percentage of revenues was an increase in non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Acquisition by M & F Worldwide on December 15, 2005. Included in total expenses were such non-cash expenses related to fair value adjustments to assets as part of the acquisitions which were $13.5 million and $10.6 million, respectively, for the six months ended June 30, 2006 and June 30, 2005.

Clarke American Corp. and Subsidiaries

Direct to Consumer Division

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Revenues	$50.6	$48.5	$23.7	$24.8
Operating income (loss)	$5.1	$3.3	$(0.1)	$3.4
% of revenues	10.1%	6.8%	(0.4%)	13.7%

Revenues

The 4.3% increase in revenues for the six months ended June 30, 2006 was driven by a 7.2% increase in revenues per unit, partially offset by a 2.7% decline in unit volume. Revenues per unit increased largely due to sales of treasury management supplies, business kits and other non-check products and services. The decrease in unit volume was largely attributable to industry check usage declines and lower customer response rates to direct mail advertisements.

Operating Income

Operating income as a percentage of revenues rose 3.3 percentage points for the six months ended June 30, 2006, to 10.1%. The improvement to operating income as a percentage of revenues is primarily attributable to increased revenues per unit, cost reductions and a decrease in stock option compensation. The reduction to stock option compensation of $0.6 million is related to a plan that was terminated in 2005.

Liquidity and Capital Resources

Long-Term Debt

Senior Secured Credit Facilities.    Concurrent with the completion of the Acquisition, we, as borrower, entered into senior secured credit facilities, which included a revolving credit facility of $40.0 million maturing on December 15, 2010 and a $440.0 million term loan maturing on December 15, 2011. Portions of our revolving credit facility are available for the issuance of letters of credit and swing line loans.

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

Our term loan facility has an aggregate principal amount at maturity of $440.0 million. We received $437.8 million of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the term of the term loan indebtedness. Our term loan facility is required to be repaid in quarterly installments that commenced on March 31, 2006 in annual amounts of: $15.0 million in 2006, $20.0 million in 2007, $30.0 million in 2008, $35.0 million in 2009, $40.0 million in 2010 and $300.0 million in 2011. Our term loan facility requires that, beginning in 2007 with respect to 2006, a portion of our excess cash flow be applied to prepay amounts borrowed thereunder. The balance of the term loan facility will be repaid in full in 2011.

Loans under our credit facilities bear, at our option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate announced from time to time by The Bank of New York and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 2.00% per annum for revolving loans, or 2.25% per annum for term loans; or

Clarke American Corp. and Subsidiaries

•	a rate per annum equal to a reserve-adjusted Eurodollar rate, plus an applicable margin of 3.00% per annum for revolving loans, or 3.25% per annum for term loans.

The revolving credit facility has a commitment fee for the undrawn portion of the availability of 0.50% per annum and a commitment fee for letters of credit of 3.25% per annum.

Our credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. Our credit facilities also require us to maintain certain financial covenants, including maximum consolidated secured leverage, maximum total consolidated leverage and minimum consolidated fixed charge coverage ratios. As of June 30, 2006, we were in compliance with all of these covenants.

As of June 30, 2006, $432.5 million principal amount at maturity was outstanding under our term loan facility and $2.0 of the original discount remained unamortized. As of June 30, 2006, no amounts were drawn under our $40.0 million revolving credit facility, and we had $34.5 million available for borrowing (giving effect to the issuance of $5.5 million of letters of credit).

Senior Notes.    The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year commencing June 15, 2006. The Senior Notes are unsecured and are therefore effectively subordinated to all of our senior secured indebtedness, including that outstanding under our credit facilities. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on our ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. We must offer to repurchase all of the outstanding Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. We must also offer to repurchase the Senior Notes with the proceeds from certain sales of assets, if we do not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with a registration rights agreement we executed in connection with the issuance of the Senior Notes, we filed a registration statement on April 12, 2006 for an exchange offer for publicly registered notes on substantially equivalent terms, which was declared effective with the SEC on May 1, 2006. We launched the exchange offer on May 2, 2006 and closed the offer on May 31, 2006 with all $175.0 million of the principal amount of Senior Notes being exchanged.

Liquidity Assessment

In addition to our normal operating cash and working capital requirements and service of our indebtedness, we also require cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments (referred to as ‘‘prepaid rebates’’) to financial institution clients as follows:

•	Capital Expenditures. Our total capital expenditures (including a capitalized lease of $6.8 million) in 2005 were $25.2 million. These expenditures primarily related to maintenance of existing assets, cost reduction initiatives and other projects that support future revenue growth. We have budgeted approximately $27.0 million of capital expenditures for 2006 and have incurred $7.5 million through June 30, 2006. The growth in planned capital expenditures is primarily attributable to identified projects designed to drive further cost reductions and/or enable future revenue streams. Nevertheless, we continually evaluate the merits of planned projects.

Clarke American Corp. and Subsidiaries

•	Prepaid Rebates. During 2005, we made $24.6 million of contract acquisition payments to financial institution clients. We have budgeted approximately $28.0 million of such payments for 2006 and have incurred $7.9 million through June 30, 2006.

•	Restructuring/Cost Reductions. We anticipate that we will restructure or consolidate some of our operations, which will require us to make severance payments and pay other restructuring expenses. We estimate we will make approximately $2.0 million to $3.0 million of such payments during 2006 and have made $1.3 million through June 30, 2006.

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

There has been no material change to the Company’s contractual obligations and commitments that were presented in the Annual Report for the year ended December 31, 2005 (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on April 3, 2006 and Prospectus filed with the SEC on May 2, 2006).

Cash Flow Summary

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended March 31, 2005
Cash provided by (used in):
Operating activities	$42.7	$77.5	$64.5	$13.0
Investing activities	(8.0)	(6.1)	(3.5)	(2.6)
Financing activities	(23.7)	(11.5)	(6.3)	(5.2)
Net increase in cash and cash equivalents	$11.0	$59.9	$54.7	$5.2

Cash provided by operating activities decreased during the six months ended June 30, 2006 by $34.8 million compared to the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $7.6 million lower than the six months ended June 30, 2005, but included

Clarke American Corp. and Subsidiaries

approximately $2.9 million of incremental depreciation, amortization and other non-cash charges resulting from the Acquisition. Cash generated from other operating activities was lower for the six months ended June 30, 2006 due to $43.8 million less realized from transactions with affiliates, partially offset by $8.7 million of lower prepaid rebates, net of amortization, and $5.0 million of changes in other operating assets and liabilities. The affiliate transactions were discontinued after the completion of the Acquisition. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Cash used in investing activities increased by $1.9 million during the six months ended June 30, 2006 compared with the six months ended June 30, 2005 primarily due to increased capital expenditures.

Cash used in financing activities during the six months ended June 30, 2006 increased by $12.2 million, as compared to the six months ended June 30, 2005. The change in cash used in financing activities was largely due to a $15.6 million increase in net external loan repayments, partially offset by $3.6 million related to cash overdrafts.

Critical Accounting Policies

A description of our critical accounting policies was provided in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section of our Annual Report for the year ended December 31, 2005. There were no changes to these accounting policies during the six months ended June 30, 2006, except as listed below.

Derivatives

During 2006, we began using derivative financial instruments to manage interest rate risk related to a portion of our long-term debt. We recognize all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, we recognize the changes in fair value of these instruments in other comprehensive income until the cash flow hedge is settled.

On the date the interest rate derivative contract is entered into, we designate the derivative as either a fair value hedge or a cash flow hedge. We formally document the relationship between hedging instruments and the hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. We link all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. We link all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, we would discontinue hedge accounting prospectively. We assess the effectiveness of the hedge based on total changes in the hedge’s cash flows at each payment date as compared to the change in the expected future cash flows on the long-term debt.

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

Clarke American Corp. and Subsidiaries

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

In addition to factors described in our SEC filings and those of our parent M & F Worldwide and others, the factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements contained in this quarterly report include:

•	our substantial indebtedness;

•	covenant restrictions under our indebtedness that may limit our ability to operate our business and react to market changes;

•	the maturity of the principal industry in which we operate and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our business;

•	our costs as a stand-alone company;

•	interruptions or adverse changes in our supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect our customer data from security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our business and reputation;

•	our ability to successfully manage future acquisitions;

•	sales and other taxes which could have adverse effects on our business; and

•	environmental risks.

You should read carefully the factors described in the section entitled ‘‘Risk Factors’’ in our Annual Report (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to

Clarke American Corp. and Subsidiaries

the SEC on April 3, 2006 and the Company’s Prospectus filed with the SEC on May 2, 2006) for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest rates, which could affect our business, results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities.

At June 30, 2006, we had $432.5 million of term loans outstanding under our senior secured credit facility and $5.5 million of letters of credit outstanding under our revolving credit facility. All of these outstanding loans are Eurodollar Loans. We are subject to risk due to changes in interest rates. We believe that a hypothetical 10% increase or decrease in interest rates applicable to our floating rate debt outstanding as of June 30, 2006 would have resulted in an increase or decrease in interest expense for the six months ended June 30, 2006 of approximately $1.0 million.

During February 2006, we entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0 million, which became effective on July 1, 2006. The purpose of this hedge transaction is to limit our risk on a portion of the variable rate senior secured credit facilities.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

There was no material development in legal proceedings during the six months ended June 30, 2006.

Item 1A.	Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Annual Report for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

There was no event of default upon senior securities during the six months ended June 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the six months ended June 30, 2006.

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 4, 2006.

31.2	Certification of Peter A. Fera, Jr. , Chief Financial Officer, dated August 4, 2006.

32.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 4, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter A. Fera, Jr. , Chief Financial Officer, dated August 4, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clarke American Corp.
Date: August 4, 2006	By: /s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Senior Vice President and Chief Financial Officer, Principal Accounting and Financial Officer