Form 10-Q
period 2006-09-30
CLARKE AMERICAN CORP.
filed 2006-11-07
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes     No

As of September 30, 2006, there were 100 shares of the registrant’s Common Stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

CLARKE AMERICAN CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Nine Months Ended September 30, 2006

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28.5	$6.2
Accounts receivable	25.3	23.2
Inventories	13.4	13.9
Prepaid expenses and other	18.1	20.8
Total current assets	85.3	64.1
Property, plant and equipment, net	94.9	103.1
Goodwill	345.5	349.0
Other intangible assets, net	558.7	577.3
Other assets	48.6	56.4
Total assets	$1,133.0	$1,149.9
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$26.0	$33.8
Accrued liabilities	48.9	41.3
Current maturities of long-term debt	50.6	16.5
Total current liabilities	125.5	91.6
Long-term debt	557.2	609.7
Deferred tax liabilities	222.1	238.7
Other liabilities	9.4	8.7
Total liabilities	914.2	948.7
Commitments and contingencies
Stockholder’s equity:
Common stock – 200 shares authorized; par value $0.01; 100 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	202.5	202.5
Retained earnings (accumulated deficit)	16.3	(1.3)
Accumulated other comprehensive income	—	—
Total stockholder’s equity	218.8	201.2
Total liabilities and stockholder’s equity	$1,133.0	$1,149.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Successor	Predecessor (Honeywell)	Successor	Predecessor (Honeywell) April 1 – September 30	Predecessor (Novar) January 1 – March 31
Net revenues	$155.3	$158.6	$474.4	$311.4	$154.4
Cost of revenues	96.7	102.0	294.1	204.6	91.1
Gross profit	58.6	56.6	180.3	106.8	63.3
Selling, general and administrative expenses	36.1	35.6	111.7	71.9	39.2
Operating income	22.5	21.0	68.6	34.9	24.1
Interest income	—	0.6	—	0.8	0.1
Interest expense	(15.4)	(0.8)	(44.6)	(3.4)	(5.7)
Income before income taxes	7.1	20.8	24.0	32.3	18.5
Benefit (Provision) for income taxes	0.2	(8.5)	(6.4)	(13.1)	(7.5)
Net income	$7.3	$12.3	$17.6	$19.2	$11.0

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

	Nine Months Ended September 30,
	2006	2005
	Successor	Predecessor (Honeywell) April 1 – September 30	Predecessor (Novar) January 1 – March 31
Operating activities
Net income	$17.6	$19.2	$11.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40.7	29.6	5.7
Deferred income taxes	(15.5)	(7.5)	1.0
Stock based compensation	—	—	3.4
Changes in operating assets and liabilities:
Trade and affiliate receivables	(2.1)	6.3	8.8
Inventories	0.5	4.3	0.7
Prepaid expenses and other assets	11.7	7.0	(7.3)
Trade and affiliate payables	5.4	11.5	2.1
Accrued expenses and deferred liabilities	7.7	5.6	(7.1)
Income taxes	1.0	(4.8)	(5.1)
Other, net	0.1	(0.2)	(0.2)
Net cash provided by operating activities	67.1	71.0	13.0
Investing activities
Capital expenditures	(10.5)	(7.9)	(2.6)
Capitalized interest	(0.7)	—	—
Net cash used in investing activities	(11.2)	(7.9)	(2.6)
Financing activities
Capital distributions to parent and invested capital equity, net	—	—	1.8
Cash overdrafts	(13.2)	(3.7)	(5.6)
Borrowings on affiliate notes	—	—	19.9
Borrowings on external debt	3.3	—	—
Repayments of affiliate notes	—	(38.2)	(21.3)
Repayments of external debt	(23.7)	(0.3)	—
Net cash used in financing activities	(33.6)	(42.2)	(5.2)
Net increase in cash and cash equivalents	22.3	20.9	5.2
Cash and cash equivalents at beginning of period	6.2	11.7	6.5
Cash and cash equivalents at end of period	$28.5	$32.6	$11.7
Supplemental disclosure of cash paid for:
Interest paid	$39.5	$20.7	$16.0
Taxes paid, net of refunds	21.1	17.9	11.5

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report for the year ended December 31, 2005 (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on April 3, 2006 and the Company’s Prospectus filed with the SEC on May 2, 2006). All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s Annual Report for the year ended December 31, 2005.

The Company is one of the three largest providers of checks and check-related products and services in the United States based on revenues, and it is a leading provider of direct marketing services to financial institutions. The Company serves financial institutions through its Clarke American and Alcott Routon brands (the ‘‘Financial Institution’’ segment) and consumers and businesses directly through its Checks In The Mail and B2Direct brands (the ‘‘Direct to Consumer’’ segment). The Financial Institution segment’s products primarily consist of checks and check-related products, such as deposit tickets, checkbook covers, and related delivery services, and it also offers specialized direct marketing services to its financial institution clients. The Direct to Consumer segment’s products primarily consist of checks and check related products, customized business kits, and treasury management supplies.

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

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

Although the Company was not a separate stand-alone company from Novar plc during the three months ended March 31, 2005 or the period from April 1, 2005 through May 3, 2005, the accompanying financial statements have been prepared as if the Company had existed as a stand-alone company for such periods. These financial statements include balances that were directly attributable to the Novar plc business after giving effect to the reorganization described above. Certain amounts of Novar plc’s corporate expenses including legal, accounting, infrastructure and other costs, although not directly attributable to the Company’s operations, have been allocated to the periods from January 1 to March 31, 2005 and April 1 to September 30, 2005 on a basis that the Company considers to be a reasonable allocation of the benefits received. However, the financial information presented in these financial statements may not reflect the combined financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the periods from January 1 to March 31, 2005 and April 1 to September 30, 2005.

As a result of the changes in ownership caused by the acquisition by M & F Worldwide (see Note 4) and the acquisition by Honeywell described above, the Company is required to present separately its operating results for its two predecessors. The period during which the Company’s business was owned by Honeywell (April 1, 2005 to September 30, 2005) is presented in the accompanying financial statements as ‘‘Predecessor (Honeywell).’’ The period prior to the acquisition of the Company’s business by Honeywell (the three months ended March 31, 2005) is presented in the accompanying financial statements as ‘‘Predecessor (Novar).’’ The period subsequent to the acquisition by M & F Worldwide is presented in the accompanying financial statements as ‘‘Successor.’’ The purchase method of accounting, pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations’’, was used to record the assets and liabilities assumed by the Company in the acquisition by M & F Worldwide and by the Predecessor (Honeywell) in the acquisition by Honeywell. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the Predecessors and the Successor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities.

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

As of September 30, 2006, the Company recorded a negligible asset related to its interest rate swap, which is accounted for as a cash flow hedge (see Notes 9 and 12). During the three months ended September 30, 2006, the Company recorded a reduction in value of this cash flow hedge in other comprehensive income of $1.3 (net of a reduction in taxes of $0.8). This third quarter decline in

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

the value of the cash flow hedge effectively negated fair-value increases recorded in other comprehensive income in the first and second quarters of 2006. The Company was not a party to any derivative instruments during 2005.

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

In September 2006 the FASB issued SFAS No. 157, ‘‘Fair Value Measurement’’ (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

In September 2006 the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)’’ (‘‘SFAS No. 158’’). SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The Company does not expect the adoption of SFAS No. 158 will have a material impact on its financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF 06-3’’). EITF 06-3 is applicable for any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires companies to disclose whether they present such taxes on a gross basis (included in revenues and costs) or a net basis. In addition, for any such taxes that are reported on a gross basis, companies are required to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company will include the required disclosures in its interim and annual financial statements beginning with the first quarter of 2007.

3.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

4.	Acquisition/Purchase by M & F Worldwide

On December 15, 2005, CA Investment purchased 100% of the outstanding shares of Novar from Honeywell for $800.0 in cash (the ‘‘Acquisition’’). Clarke American is the successor by merger to Novar. Fees and expenses related to the Acquisition that have been capitalized in the purchase price are $3.8. The Acquisition was financed with the Company’s $480.0 senior secured credit facilities, the 11.75% Senior Notes due 2013 (the ‘‘Senior Notes’’), and a contribution from M & F Worldwide to the Company of $202.5.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

The following table summarizes estimated fair values of the assets acquired and liabilities assumed at the Acquisition date:

Accounts receivable	$24.6
Property, plant and equipment	103.1
Other assets	79.9
Goodwill	345.5
Intangible assets (Note 6)	581.4
Total assets acquired	1,134.5
Deferred tax liabilities	237.9
Other liabilities	92.8
Net assets acquired	$803.8

As part of the application of purchase accounting for the Acquisition, inventory was increased by $3.1 due to a fair value adjustment. The amount of the inventory fair value adjustment was then expensed as additional non-cash cost of revenues as the fair-valued inventory was sold (including $0.0 and $1.3 during the three and nine months ended September 30, 2006, respectively). In connection with the Acquisition, the Company incurred approximately $16.1 of fees related to the financing that are being amortized as non-cash interest expense using the effective interest method over the life of the debt. The purchase price allocation will be finalized in the fourth quarter of 2006.

5.	Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Finished goods	$6.0	$4.8
Work-in-progress	5.3	6.7
Raw materials	2.1	2.4
	$13.4	$13.9

6.    Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the nine months ended September 30, 2006 is as follows:

Balance as of December 31, 2005	$349.0
Adjustments to goodwill	(3.5)
Balance as of September 30, 2006	$345.5

The decrease in goodwill resulted from adjustments to the intangible asset valuation and deferred tax liabilities.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Amortized intangible assets:
Customer relationships	10-30	$483.4	$480.6	$21.2	$1.2
Trademarks and tradenames	15	11.5	11.5	0.5	—
Covenants not to compete	1	0.4	0.4	0.3	—
Software and other	2-3	2.0	2.0	0.7	0.1
		497.3	494.5	22.7	1.3
Indefinite lived intangible assets:
Trademarks and tradenames		84.1	84.1	—	—
Total other intangibles		$581.4	$578.6	$22.7	$1.3

The customer relationships and amortizable trademarks and tradenames are being amortized using the cash flow method over their estimated useful lives. All other amortized intangible assets are being amortized ratably over their estimated useful lives. The weighted average amortization period for the amortized intangible assets is 25 years as of September 30, 2006.

Amortization expense was $7.2 and $21.4 for the three and nine months ended September 30, 2006, respectively, $17.7 for the period April 1 to September 30, 2005 and $0.2 for the period January 1 to March 31, 2005.

Estimated annual aggregate amortization expense through December 31, 2010 is as follows:

Three months ending December 31, 2006	$7.2
Year ending December 31, 2007	28.8
Year ending December 31, 2008	27.9
Year ending December 31, 2009	26.6
Year ending December 31, 2010	25.6

7.	Commitments and Contingencies

Certain of the intermediate holding companies of the predecessor of Clarke American had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. Honeywell has undertaken, in the stock purchase agreement executed in connection with the Acquisition, to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment based on the agreement of the parties, and was reduced to $27.0 by September 30, 2006. Since the Company believes it is remote that it will have to pay any amount under such guarantees, it has not recorded any liability in its financial statements.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. There is no pending legal proceeding that the Company anticipates will have a material adverse effect on its financial statements.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
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

The defined benefit obligation for the defined benefit pension plan was $2.1 and $2.2 at September 30, 2006 and December 31, 2005, respectively, and the amounts are included in other liabilities in the accompanying consolidated balance sheets. Benefit cost totaled $0.0 and $0.1 for the three and nine months ended September 30, 2006, respectively, $0.0 for the period April 1 to September 30, 2005 and $0.1 for the period January 1 to March 31, 2005.

The Company established an account to maintain the assets that will pay for the benefits. The balance of this account was $1.7 and $1.7 as of September 30, 2006 and December 31, 2005, respectively, and the amounts are included in other assets in the accompanying consolidated balance sheets. Contributions to the plans totaled $0.7 for the period April 1 to September 30, 2005. There were no contributions to the plans for the three and nine months ended September 30, 2006, and for the period January 1 to March 31, 2005.

In addition, the Company, through its subsidiaries, sponsors two tax-qualified 401(k) plans. Under the provisions of the plans, employees contributing a minimum of 2% of their annual income to the plans are awarded a 3% match on a bi-weekly basis. Employees contributing at least 3% of their annual income are awarded a 4% match on a bi-weekly basis. Contributions to the plans totaled $1.3 and $4.0 for the three and nine months ended September 30, 2006, respectively, $2.6 for the period April 1 to September 30, 2005 and $1.6 for the period January 1 to March 31, 2005.

9.	Long-Term Debt

	September 30, 2006	December 31, 2005
$480.0 Senior Secured Credit Facilities, net of unamortized discount	$426.9	$445.1
11.75% Senior Notes	175.0	175.0
Capital lease obligation	4.9	6.1
Other indebtedness	1.0	—
	607.8	626.2
Less: current maturities	(50.6)	(16.5)
Long-term debt, net of current maturities	$557.2	$609.7

Senior Secured Credit Facilities

Concurrent with the completion of the Acquisition, the Company, as borrower, entered into senior secured credit facilities which provided for a revolving credit facility in an amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011. Portions of

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

the revolving credit facility are available for the issuance of letters of credit and swing line loans. The senior secured credit facility has a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively. The weighted average interest rate on the term loan was 8.65% at September 30, 2006. All obligations under the Company’s credit facilities are guaranteed by the Company’s direct parent and also by each of the Company’s direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. The Company’s credit facilities are secured by a perfected first priority security interest in substantially all of the Company’s and the guarantors’ assets, other than any future voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. The Company currently does not have any foreign subsidiaries.

The Company’s term loan facility has an aggregate principal amount at maturity of $440.0. The Company received $437.8 of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method. The Company’s term loan facility is required to be repaid in quarterly installments that commenced on March 31, 2006 in annual amounts of: $15.0 in 2006, $20.0 in 2007, $30.0 in 2008, $35.0 in 2009, $40.0 in 2010 and $300.0 in 2011. The Company’s term loan facility requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007 with respect to 2006. The amount of the estimated excess cash flow payment, with respect to 2006, included in current maturities was approximately $30.4 at September 30, 2006. The balance of the term loan facility is due in 2011.

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

As of September 30, 2006, $428.8 principal amount at maturity was outstanding under the Company’s term loan facility, and $1.9 of the original discount remained unamortized. As of September 30, 2006, no amounts were drawn under the Company’s $40.0 revolving credit facility, and the Company had $34.6 available for borrowing (giving effect to the issuance of $5.4 of letters of credit).

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

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

Senior Notes

Concurrent with the completion of the Acquisition, Clarke American issued $175.0 principal amount of 11¾% Senior Notes (the ‘‘Senior Notes’’). The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year commencing June 15, 2006. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and leaseback transactions, merge or consolidate and transfer or sell assets. The Senior Notes are unsecured and are effectively subordinated to all of the Company’s existing and future secured indebtedness. The Company must offer to repurchase all of the outstanding Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the Senior Notes with the proceeds from certain sales of assets, if the Company does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with a registration rights agreement that the Company executed in connection with the issuance of the Senior Notes, the Company filed a registration statement on April 12, 2006 with respect to an exchange offer for publicly registered notes with equivalent terms, which was declared effective by the Securities and Exchange Commission (the ‘‘SEC’’) on May 1, 2006. The Company launched an exchange offer on May 2, 2006 and closed the offer on May 31, 2006 with all $175.0 of the principal amount of Senior Notes being exchanged.

Other Indebtedness

The Company had $4.9 outstanding under an information technology capital lease obligation at September 30, 2006. The obligation has an imputed interest rate of 6.0% and has required payments including interest of $0.4 for the three months ending December 31, 2006, $1.6 in 2007, $1.6 in 2008, $1.6 in 2009 and $0.3 in 2010. Clarke American had $1.0 outstanding under an information technology financing obligation at September 30, 2006. Related to this obligation, Clarke American recorded $0.6 of non-cash capital expenditures for the nine months ended September 30, 2006. No expenditures were recorded for the three moths ended September 30, 2006.

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

In the second quarter of 2005, the Company announced that it would close the Seattle check plant, moving production to the Company’s larger regional facilities. Production was realigned to utilize technology within the Company’s plants to handle small packages. During the second quarter of 2006, the Company established $0.9 in reserves related to a reduction in force of the corporate office staff. During the third quarter of 2006, the Company established $1.0 in reserves for additional restructuring costs including the announced closure of two production facilities.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

The charges are reflected as cost of revenues and as selling, general and administrative expenses in the Company’s consolidated statements of operations and relate primarily to the Financial Institution segment. Restructuring accruals are reflected in the accrued liabilities and other liabilities in the Company’s consolidated balance sheets. The Company also incurred other costs related to the facility closures, including stock write-offs, training, hiring, relocation and travel. Details of the activities described above during the three months ended September 30, 2006 and 2005 are as follows:

	Cost of Revenues	Selling, General and Administrative Expenses	Total
Three months ended September 30, 2006	$0.7	$0.3	$1.0
Three months ended September 30, 2005	1.1	—	1.1

Details of the activities described above during the nine months ended September 30, 2006 and 2005 are as follows:

	Cost of Revenues	Selling, General and Administrative Expenses	Total
Nine months ended September 30, 2006	$0.7	$1.2	$1.9
April 1 to September 30, 2005	1.5	—	1.5
January 1 to March 31, 2005	—	0.4	0.4

The following details the components of the activity described above for the nine months ended September 30, 2006:

	Balance December 31, 2005	Amounts Charged	Amounts Paid	Adjustments	Balance September 30, 2006
Lease liability	$0.2	$—	$(0.2)	$0.1	$0.1
Personnel costs	0.7	1.9	(0.7)	(0.1)	1.8
	$0.9	$1.9	$(0.9)	$—	$1.9

The Company established reserves in 2005 under purchase accounting for the Honeywell acquisition relating to the closure of an additional production and contact center facility, as well as changes in management resulting from the acquisition. The following details the components of such purchase accounting restructuring for the nine months ended September 30, 2006:

	Balance December 31, 2005	Amounts Charged	Amounts Paid	Adjustments	Balance September 30, 2006
Lease liability	$1.4	$—	$(0.3)	$—	$1.1
Personnel costs	1.1	—	(0.9)	—	0.2
	$2.5	$—	$(1.2)	$—	$1.3

11.	Transactions with Affiliates

In accordance with SEC Staff Accounting Bulletin 79, ‘‘Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),’’ the Company expensed $0.3 during the three months ended September 30, 2006 for services provided by M & F Worldwide related to the maintenance of M & F Worldwide’s corporate existence and M & F Worldwide’s status as a publicly held corporation. This amount is reflected in selling, general and administrative expenses and other liabilities. The Company has not made any payments to M & F Worldwide through September 30, 2006 for this charge.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

12.	Business Segment Information

The Company has two reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consist of the following:

•	Financial Institution segment – Provides checks and check-related products and services, and direct marketing services to financial institutions and to the account holders of such financial institutions. The Company serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the United States.

•	Direct to Consumer segment – Provides checks and check-related products and services, customized business kits, and treasury management supplies directly to consumers and businesses through its CITM and B2Direct brands. This segment operates in the United States.

Segment information for the three-month periods ended September 30, 2006 and 2005 was as follows:

	Financial Institution	Direct to Consumer	Total
External revenues:
Three months ended September 30, 2006	$130.6	$24.7	$155.3
Three months ended September 30, 2005	134.2	24.4	158.6
Intersegment revenues:
Three months ended September 30, 2006	$1.7	$—	$1.7
Three months ended September 30, 2005	1.6	—	1.6
Operating income:
Three months ended September 30, 2006	$20.0	$2.5	$22.5
Three months ended September 30, 2005	19.4	1.6	21.0
Depreciation and amortization:
Three months ended September 30, 2006	$11.4	$2.1	$13.5
Three months ended September 30, 2005	12.2	2.6	14.8
Capital expenditures (excluding capital lease):
Three months ended September 30, 2006	$3.2	$0.3	$3.5
Three months ended September 30, 2005	4.0	0.4	4.4

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(in millions)
(unaudited)

Segment information for the nine-month period ended September 30, 2006, the period April 1 to September 30, 2005, and the period January 1 to March 31, 2005 was as follows:

	Financial Institution	Direct to Consumer	Total
External revenues:
Nine months ended September 30, 2006	$399.1	$75.3	$474.4
April 1 to September 30, 2005	263.3	48.1	311.4
January 1 to March 31, 2005	129.6	24.8	154.4
Intersegment revenues:
Nine months ended September 30, 2006	$5.0	$—	$5.0
April 1 to September 30, 2005	3.3	—	3.3
January 1 to March 31, 2005	1.7	—	1.7
Operating income:
Nine months ended September 30, 2006	$61.0	$7.6	$68.6
April 1 to September 30, 2005	33.4	1.5	34.9
January 1 to March 31, 2005	20.7	3.4	24.1
Depreciation and amortization:
Nine months ended September 30, 2006	$34.5	$6.2	$40.7
April 1 to September 30, 2005	24.4	5.2	29.6
January 1 to March 31, 2005	5.3	0.4	5.7
Capital expenditures (excluding capital lease):
Nine months ended September 30, 2006	$9.6	$0.9	$10.5
April 1 to September 30, 2005	7.3	0.6	7.9
January 1 to March 31, 2005	2.3	0.3	2.6

Segments’ total assets were as follows:

	Financial Institution	Direct to Consumer	Total
Total assets:
At September 30, 2006	$1,012.6	$120.4	$1,133.0
At December 31, 2005	1,032.7	117.2	1,149.9

13.	Comprehensive Income

Comprehensive income amounted to $6.0 and $17.6 for the three and nine months ended September 30, 2006, respectively, $19.2 for the period from April 1 to September 30, 2005, and $11.0 for the period from January 1 to March 31, 2005. The difference between net income and comprehensive income for the three and nine months ended September 30, 2006 relates to the change in value of the Company’s derivatives. There were no items of other comprehensive income during the period from April 1 to September 30, 2005, and from January 1 to March 31, 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions regarding our financial condition and results of operations for the successor periods (three and nine months ended September 30, 2006) and the predecessor periods (April 1 to September 30, 2005 and January 1 to March 31, 2005) should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

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

Our two main business segments are the Financial Institution segment, generating 84% of our revenues for the nine months ended September 30, 2006, and the Direct to Consumer segment, generating 16% of our revenues for the nine months ended September 30, 2006. Customers ordering through our Financial Institution segment order checks from our financial institution clients, and we manage that check order process on their behalf. Our Direct to Consumer segment serves customers who prefer to order checks directly from a check provider.

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

As a result of the changes in ownership, under GAAP, we are required to present separately our operating results while under our two predecessors. The period during which we were owned by Honeywell (April 1, 2005 to September 30, 2005) is referred to as ‘‘Predecessor (Honeywell).’’ The period prior to the acquisition of the Company’s business by Honeywell (the three months ended March 31, 2005) is referred to as ‘‘Predecessor (Novar).’’ Nevertheless, in the following discussion for the nine months ended September 30, 2006 and 2005, the results of operations from the successor are compared to the combined results of operations from the predecessor periods. Management believes this is the most informative way to present and discuss our results of operations.

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

Prior to the Acquisition, the business of Clarke American was owned by Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. In connection with the Acquisition, Novar and its subsidiaries completed a series of merger transactions to eliminate certain intermediate holding companies. Concurrent with the Acquisition, Novar and CA Investment completed a series of merger transactions, with CA Investment as the surviving entity. On December 15, 2005, CA Investment purchased 100% of the capital stock of Novar and was renamed ‘‘Clarke American Corp.’’

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

As a result of the higher leverage, interest expense is significantly higher in periods after the completion of the Acquisition than in prior periods. The Acquisition and the related financing transactions described above are referred to collectively in this quarterly report as the ‘‘Transactions.’’

Acquisition by Honeywell and Reorganization of Assets under Common Control.    Effective April 1, 2005, we were acquired by Honeywell, when a subsidiary of Honeywell purchased all of the outstanding stock of Novar plc. Novar plc held a number of businesses, including the one we operate. Novar, which held our business, was a subsidiary of Novar plc. On May 4, 2005, Honeywell reorganized the business of Novar plc so that other businesses formerly held by Novar were transferred out of Novar, with our business remaining as the only one held by Novar. The financial statements for the three and nine months ended September 30, 2005 that are presented and discussed in this quarterly report are those of Novar, giving effect to the acquisition by Honeywell and the subsequent reorganization.

Our Predecessor (Novar) was not a separate, stand-alone company from Novar plc during the three months ended March 31, 2005, and our Predecessor (Honeywell) was not a separate, stand-alone company from Honeywell during the period from April 1, 2005 to September 30, 2005. The accompanying financial statements for those periods have been prepared as if our predecessors had existed as stand-alone companies for those periods and reflect balances that were directly attributable to the business we operate. However, certain amounts of the corporate expenses of our then parent companies that were incurred while the relevant predecessor was not a stand-alone company, including legal personnel, tax personnel, accounting personnel, risk management personnel, infrastructure and other costs, although not directly attributable to our business, have been allocated to the relevant predecessor company on a basis we, our predecessor and the relevant parent company believed to be a reasonable reflection of the benefits received. Nevertheless, the costs as allocated to the relevant predecessor are not necessarily indicative of the costs that we would have incurred if the relevant predecessor had performed these functions as a stand-alone entity. For this reason, the financial information for the three months ended March 31, 2005 and for the period April 1 to September 30, 2005 does not necessarily reflect our financial position, results of operations, changes in stockholder’s equity and cash flows in the future or what they would have been if the relevant predecessor had been a separate, stand-alone entity during the periods presented.

In addition, as a result of our acquisition by Honeywell, the results of operations for the Predecessor (Honeywell) period from April 1, 2005 to September 30, 2005 reflect the allocation, in accordance with Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations,’’ of the purchase price paid by Honeywell to our assets and the corresponding increase in the carrying value of those assets that resulted in higher depreciation and amortization expenses in the Predecessor (Honeywell) period as compared to the Predecessor (Novar) period. See the notes to the consolidated financial statements in our Annual Report for the year ended December 31, 2005 (which is included in M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on April 3, 2006 and the Company’s Prospectus filed with the SEC on May 2, 2006) for more information regarding these allocations.

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

Impact of the Acquisition.    In connection with the Acquisition by M & F Worldwide, we incurred significant indebtedness, including $175.0 million of Senior Notes, $440.0 million under our term loan facility and $4.2 million under our revolving credit facility. Therefore, we expect that our interest expense will be significantly higher in periods after the completion of the Acquisition than in prior periods. As of September 30, 2006, no amounts were drawn under our $40.0 million revolving credit facility.

Prior to the Acquisition, we were not subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), but following the Acquisition, as a result of the exchange offer for the Senior Notes and because of covenants in the indenture governing the Senior Notes, we are required to prepare and file Exchange Act periodic and current reports. As a result, we anticipate that our selling, general and administrative expense following the Acquisition will be higher than in prior periods.

In addition, the Acquisition has been accounted for as a purchase, in accordance with the provisions of SFAS No. 141, which has resulted in new valuations for our consolidated assets and liabilities based on fair values as of the date of the Acquisition. This purchase price allocation will be finalized during the fourth quarter of 2006. The allocation of the purchase price in the Acquisition results in higher depreciation and amortization expense in the periods following the Acquisition compared to the predecessor periods.

Restructuring Charges

We have taken restructuring actions in an effort to achieve manufacturing and contact center efficiencies and cost savings. Past actions have included manufacturing plant closures, contact center consolidations and staffing reductions. We anticipate continued restructuring actions, where appropriate, to realize process efficiencies and remain competitive in the marketplace. Restructuring expenses were $1.0 million and $1.9 million for the three and nine months ended September 30, 2006, respectively, as the result of a reduction in force at the corporate office and the announced closures of two production facilities to occur in the fourth quarter of 2006. Restructuring expenses were $1.5 million for the period April 1 to September 30, 2005 and $0.4 million for the period January 1 to March 31, 2005.

Results of Operations — Consolidated

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005.

Revenues, net

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Revenues, net	$155.3	$158.6

Revenues decreased 2.1% for the three months ended September 30, 2006. This was attributable to a decline in unit volume substantially offset by an increase in revenues per unit. Units declined in both the Financial Institution segment and the Direct to Consumer segment largely attributable to industry check usage declines. The Financial Institution segment was also adversely affected by the loss of a large client, which occurred in the fourth quarter of 2005. In the Direct to Consumer segment, lower customer response rates to direct mail advertisements also contributed to the decline in units. Revenues per unit increased in both the Financial Institution segment and the Direct to Consumer segment primarily due to new products and services and price increases implemented early in 2006. The improvement in revenues per unit in the Financial Institution segment was partially offset by a decrease in revenues from Alcott Routon attributable to Alcott Routon business losses.

Cost of Revenues

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Cost of revenues	$96.7	$102.0
Gross margin %	37.7%	35.7%

Gross margin rose 2.0 percentage points for the three months ended September 30, 2006 to 37.7%. Included in cost of revenues are non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Acquisition by M & F Worldwide on December 15, 2005. The improvement in gross margin percentage was partially attributable to a decrease in non-cash expenses related to fair value adjustments to assets as part of the acquisitions, which were $7.5 million and $8.7 million, respectively, for the three months ended September 30, 2006 and September 30, 2005, accounting for 0.8 percentage points of the improvement in gross margin. The remainder of the improvement in gross margin percentage is largely attributable to increased revenues per unit and cost reductions.

Selling, General and Administrative Expenses

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Selling, general and administrative expenses	$36.1	$35.6
% of revenues	23.2%	22.4%

Selling, general and administrative expenses as a percentage of revenues increased 0.8 percentage points to 23.2% for the three months ended September 30, 2006. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to approximately $1.0 million of incremental labor and depreciation expenses for information technology projects and approximately $0.7 million of incremental accounting, legal and risk management costs resulting from our becoming a stand-alone company, subject to Exchange Act reporting requirements, after the Acquisition.

Interest Expense, net

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Interest expense, net	$(15.4)	$(0.2)

Interest expense, net increased by $15.2 million for the three months ended September 30, 2006, primarily as the result of issuing new debt, net of the original issue discount, of $620.1 million in December 2005 in connection with the Acquisition.

Provision for Federal and State Income Taxes

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Benefit (Provision) for income taxes	$0.2	$(8.5)
Effective income tax rate	(2.8%)	40.9%

The effective tax rate decreased 43.7 percentage points for the three months ended September 30, 2006 to (2.8%). The majority (40.8 percentage points or $2.9 million) of this decrease is due to the effects of changes in state tax rates on deferred tax balances. The remaining 2.9 percentage points are attributable to lower state income taxes and a change in accrued liabilities for uncertain tax positions, including incremental accruals of $0.4 million recorded during the three months ended September 30, 2005. These additional accruals for uncertain tax positions were made based upon periodic reviews of potential tax liabilities. As part of the Acquisition, Honeywell agreed to provide indemnification for liabilities on uncertain tax positions that relate to pre-Acquisition periods.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005.

Revenues, net

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Revenues, net	$474.4	$465.8	$311.4	$154.4

Revenues increased 1.8% for the nine months ended September 30, 2006. This was primarily attributable to an increase in revenues per unit, partially offset by a decline in unit volume. Revenues per unit increased in both the Financial Institution segment and the Direct to Consumer segment primarily due to new products and services and price increases implemented early in 2006. The revenues per unit improvement in the Financial Institution segment was partially offset by a decrease in revenues from Alcott Routon attributable to a one-time project that occurred in 2005 and Alcott Routon business losses. Units declined in both the Financial Institution segment and the Direct to Consumer segment.

Cost of Revenues

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Cost of revenues	$294.1	$295.7	$204.6	$91.1
Gross margin %	38.0%	36.5%	34.3%	41.0%

Gross margin increased 1.5 percentage points for the nine months ended September 30, 2006 to 38.0%. The increase in gross margin percentage was primarily attributable to increased revenues per unit and cost reductions, partially offset by an increase in non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Acquisition by M & F Worldwide on December 15, 2005. Non-cash expenses related to fair value adjustments to assets as part of the acquisitions were $23.6 million and $22.3 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Selling, General and Administrative Expenses

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Selling, general and administrative expenses	$111.7	$111.1	$71.9	$39.2
% of revenues	23.5%	23.9%	23.1%	25.4%

Selling, general and administrative expenses as a percentage of revenues decreased 0.4 percentage points to 23.5% for the nine months ended September 30, 2006. Improvements in selling, general and administrative expenses as a percentage of revenues were primarily due to a $3.4 million reduction in stock option compensation related to a plan that was terminated in 2005 and cost reductions. Substantially offsetting the reductions to selling, general and administrative expenses were a $2.4 million increase in bonus expense related to improved performance of the business and approximately $1.9 million of incremental accounting, legal and risk management costs resulting from our becoming a stand-alone company, subject to Exchange Act reporting requirements, after the Acquisition.

Interest Expense, net

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Interest expense, net	$(44.6)	$(8.2)	$(2.6)	$(5.6)

Interest expense, net increased by $36.4 million for the nine months ended September 30, 2006, primarily as the result of issuing new debt, net of the original issue discount, of $620.1 million in December 2005 in connection with the Acquisition. Partially offsetting the impact of the new debt was the retirement of related party debt in 2005. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Provision for Federal and State Income Taxes

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Provision for income taxes	$(6.4)	$(20.6)	$(13.1)	$(7.5)
Effective income tax rate	26.7%	40.6%	40.6%	40.5%

The effective tax rate decreased 13.9 percentage points for the nine months ended September 30, 2006 to 26.7%. The majority (12.1 percentage points or $2.9 million) of this decrease is due to the effects of changes in state tax rates on deferred tax balances. The remaining 1.8 percentage points of this decrease are attributable to lower state income taxes and a change in accrued liabilities for uncertain tax positions, including incremental accruals of $1.1 million recorded during the nine months ended September 30, 2005. These additional accruals for uncertain tax positions were made based upon periodic reviews of potential tax liabilities. As part of the Acquisition, Honeywell agreed to provide indemnification for liabilities on uncertain tax positions that relate to pre-Acquisition periods.

Results of Operations — Review of Business Segments

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Consolidated Revenues
Financial Institution	$130.6	$134.2
Direct to Consumer	24.7	24.4
Total	$155.3	$158.6
Operating Income
Financial Institution	$20.0	$19.4
Direct to Consumer	2.5	1.6
Total	$22.5	$21.0

Financial Institution Segment

The Financial Institution segment is a leading provider to the financial institution market of the industry through its Clarke American and Alcott Routon brands. The Financial Institution segment serves financial institutions that vary greatly in size, geographic range of operations, complexity of required services, technological capability and marketing sophistication. The Financial Institution segment typically contracts with financial institutions to promote, usually on an exclusive basis, the sale of Clarke American’s check and check-related products to their customers, with contract terms generally ranging from three to five years.

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Revenues	$130.6	$134.2
Operating income	$20.0	$19.4
% of revenues	15.3%	14.5%

Revenues

Revenues decreased 2.7% for the three months ended September 30, 2006. This was attributable to a decline in unit volume, partially offset by an increase in revenues per unit. The decline in unit volume is largely attributable to check usage declines and the loss of a large client, which occurred in the fourth quarter of 2005. Revenues per unit increased largely due to new products and services and price increases implemented early in 2006.

Operating Income

Operating income as a percentage of revenues rose 0.8 percentage points for the three months ended September 30, 2006 to 15.3%. The improvement in operating margin percentage was primarily attributable to increased revenues per unit, cost reductions and a decrease in non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Acquisition by M & F Worldwide on December 15, 2005. Such non-cash expenses related to fair value adjustments to assets as part of the acquisitions were $6.1 million and $6.8 million, respectively, for the three months ended September 30, 2006 and September 30, 2005. Partially offsetting the improvements were $0.8 million of incremental labor and depreciation expenses for information technology projects and $0.7 million of incremental accounting, legal and risk management costs resulting from becoming a stand-alone company, subject to Exchange Act reporting requirements, after the Acquisition.

Direct to Consumer Segment

The Direct to Consumer segment is the third largest provider in the direct to consumer market through its Checks In The Mail and B2Direct brands. In addition to checks and check-related products, we also offer check programs, customized business kits and treasury management supplies to retail corporations and direct selling organizations under our B2Direct brand.

	Successor	Predecessor (Honeywell)
$ in millions	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Revenues	$24.7	$24.4
Operating income	$2.5	$1.6
% of revenues	10.1%	6.6%

Revenues

Revenues increased 1.2% for the three months ended September 30, 2006. This was driven by an increase in revenues per unit, partially offset by a decline in unit volume. Revenues per unit increased largely due to sales of non-check products and services. Revenues per unit also improved from a price increase implemented early in 2006. The decrease in unit volume was largely attributable to check usage declines and lower customer response rates to direct mail advertisements.

Operating Income

Operating income as a percentage of revenues rose 3.5 percentage points for the three months ended September 30, 2006, to 10.1%. Included in total expenses are non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the acquisition by M & F Worldwide on December 15, 2005. The improvement in operating margin percentage is largely attributable to a decrease in such non-cash expenses related to fair value adjustments to assets as part of the acquisitions which were $1.7 million and $2.3 million, respectively, for the three months ended September 30, 2006 and September 30, 2005. This change accounts for2.4 percentage points of the improvement. Other improvements to operating income as a percentage of revenues were primarily attributable to increased revenues per unit and cost reductions.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Consolidated Revenues
Financial Institution	$399.1	$392.9	$263.3	$129.6
Direct to Consumer	75.3	72.9	48.1	24.8
Total	$474.4	$465.8	$311.4	$154.4
Operating Income
Financial Institution	$61.0	$54.1	$33.4	$20.7
Direct to Consumer	7.6	4.9	1.5	3.4
Total	$68.6	$59.0	$34.9	$24.1

Financial Institution Segment

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Revenues	$399.1	$392.9	$263.3	$129.6
Operating income	$61.0	$54.1	$33.4	$20.7
% of revenues	15.3%	13.8%	12.7%	16.0%

Revenues

Revenues increased 1.6% for the nine months ended September 30, 2006. This was driven by an increase in revenues per unit, partially offset by a decrease in unit volume. Revenues per unit increased largely due to new products and services. Revenues per unit also benefited from price increases implemented early in 2006, partially offset by a $5.2 million decline in revenues from Alcott Routon attributable to a one-time project that occurred in 2005 and Alcott Routon business losses. The decline in unit volume is largely attributable to the loss of a large client in the fourth quarter of 2005 and check usage declines.

Operating Income

Operating income as a percentage of revenues rose 1.5 percentage points for the nine months ended September 30, 2006, to 15.3%. The improvement in operating income as a percentage of revenues was primarily attributable to increased revenues per unit, cost reductions and a decrease in stock option compensation. The reduction to stock option compensation of $2.8 million was related to a plan that was terminated in 2005. Partially offsetting the improvements in operating income as a percentage of revenues was an increase in non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Acquisition by M & F Worldwide on December 15, 2005. Included in total expenses were non-cash expenses related to fair value adjustments to assets as part of the acquisitions, of $19.7 million and $17.4 million, respectively, for the nine months ended September 30, 2006 and September 30, 2005.

Direct to Consumer Segment

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Revenues	$75.3	$72.9	$48.1	$24.8
Operating income	$7.6	$4.9	$1.5	$3.4
% of revenues	10.1%	6.7%	3.1%	13.7%

Revenues

Revenues increased 3.3% for the nine months ended September 30, 2006. This was driven by an increase in revenues per unit, partially offset by a decline in unit volume. Revenues per unit increased largely due to sales of non-check products and services. Revenues per unit also improved following a price increase implemented early in 2006. The decrease in unit volume was largely attributable to industry check usage declines and lower customer response rates to direct mail advertisements.

Operating Income

Operating income as a percentage of revenues rose 3.4 percentage points for the nine months ended September 30, 2006, to 10.1%. The improvement in operating income as a percentage of revenues was primarily attributable to increased revenues per unit, cost reductions and a decrease in stock option compensation. The reduction to stock option compensation of $0.6 million is related to a plan that was terminated in 2005.

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

All obligations under our credit facilities are guaranteed by our direct parent and by each of our direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. Our credit facilities are secured by a perfected first priority security interest in substantially all of our and the guarantors’ assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property.

Our term loan facility has an aggregate principal amount at maturity of $440.0 million. We received $437.8 million of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the life of the term loan facility using the effective interest rate method. Our term loan facility is required to be repaid in quarterly installments that commenced on March 31, 2006 in annual amounts of: $15.0 million in 2006, $20.0 million in 2007, $30.0 million in 2008, $35.0 million in 2009, $40.0 million in 2010 and $300.0 million in 2011. Our term loan facility requires that, beginning in 2007 with respect to 2006, a portion of our excess cash flow be applied to prepay amounts borrowed thereunder. The balance of the term loan facility will be repaid in full in 2011.

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

As of September 30, 2006, $428.8 million principal amount at maturity was outstanding under our term loan facility and $1.9 of the original discount remained unamortized. As of September 30, 2006, no amounts were drawn under our $40.0 million revolving credit facility, and we had $34.6 million available for borrowing (giving effect to the issuance of $5.4 million of letters of credit). The amount of estimated excess cash flow payment, with respect to 2006, included in current maturities was approximately $30.4 at September 30, 2006.

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

In accordance with a registration rights agreement we executed in connection with the issuance of the Senior Notes, we filed a registration statement on April 12, 2006 for an exchange offer for publicly registered notes on substantially equivalent terms, which was declared effective by the Securities and Exchange Commission (the ‘‘SEC’’) on May 1, 2006. We launched an exchange offer on May 2, 2006 and closed the offer on May 31, 2006 with all $175.0 million of the principal amount of Senior Notes being exchanged.

Liquidity Assessment

In addition to our normal operating cash and working capital requirements and service of our indebtedness, we also require cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments (referred to as ‘‘prepaid rebates’’) to financial institution clients as follows:

•	Capital Expenditures. Our total capital expenditures (including a capitalized lease of $6.8 million) in 2005 were $25.2 million. These expenditures primarily related to maintenance of existing assets, cost reduction initiatives and other projects that support future revenue growth. We have incurred $10.5 million in capital expenditures through September 30, 2006.

•	Prepaid Rebates. During 2005, we made $24.6 million of contract acquisition payments to financial institution clients. We have incurred $10.6 million in contract acquisition payments through September 30, 2006.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments and other expenses related to the planned restructuring or consolidation of some of our operations. We have made $2.1 million of such payments through September 30, 2006.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under our revolving credit facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for at least the next 12 months.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our ability to generate cash in the future that, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may not be able to generate sufficient future cash flow from operations, and future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to repay our debt, including the senior notes, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior notes, on or before maturity. We may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and our credit facilities, may limit our ability to pursue any of these alternatives. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, decreases in check usage, increases in competitive activity and pricing pressures, adverse changes among our highly-concentrated financial institution clients or additional adverse legislative changes.

There has been no material change to the Company’s contractual obligations and commitments that were presented in the Annual Report for the year ended December 31, 2005 (which is included in

M & F Worldwide’s Current Report on Form 8-K furnished to the SEC on April 3, 2006 and Prospectus filed with the SEC on May 2, 2006).

Cash Flow Summary

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

	Successor	Combined Predecessors	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Six Months Ended September 30, 2005	Three Months Ended March 31, 2005
Cash provided by (used in):
Operating activities	$67.1	$84.0	$71.0	$13.0
Investing activities	(11.2)	(10.5)	(7.9)	(2.6)
Financing activities	(33.6)	(47.4)	(42.2)	(5.2)
Net increase in cash and cash equivalents	$22.3	$26.1	$20.9	$5.2

Cash provided by operating activities decreased during the nine months ended September 30, 2006 by $16.9 million compared to the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $12.6 million lower than the nine months ended September 30, 2005, but included approximately $1.7 million of incremental depreciation, amortization and other non-cash charges resulting from the Acquisition. Cash generated from other operating activities was lower for the nine months ended September 30, 2006 due to $23.2 million of nonrecurring 2005 transactions with affiliates, partially offset by $9.2 million of lower prepaid and accrued rebates, net of amortization, and a net $8.0 million source of cash from changes in other operating assets and liabilities. The affiliate transactions were discontinued after the completion of the Acquisition. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Cash used in investing activities increased by $0.7 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 primarily due to increased capital expenditures.

Cash used in financing activities during the nine months ended September 30, 2006 decreased by $13.8 million, as compared to the nine months ended September 30, 2005. The change in cash used in financing activities was largely due to a $39.6 million decrease in net affiliate loan repayments, partially offset by an $20.1 million increase in net external loan repayments, $3.9 million related to cash overdrafts, and a $1.8 million source of cash from other financing activities.

Critical Accounting Policies

A description of our critical accounting policies was provided in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section of our Annual Report for the year ended December 31, 2005. There were no changes to these accounting policies during the nine months ended September 30, 2006, except as listed below.

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

In addition to factors described in our SEC filings and those of our parent M & F Worldwide and others, the factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements contained in this quarterly report include:

•	our substantial indebtedness;

•	covenant restrictions under our indebtedness that may limit our ability to operate our business and react to market changes;

•	increases in interest rates;

•	the maturity of the principal industry in which we operate and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our business;

•	our costs as a stand-alone company;

•	interruptions or adverse changes in our supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect our customer data from security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our business and reputation;

•	our ability to successfully manage future acquisitions;

•	sales and other taxes which could have adverse effects on our business; and

•	environmental risks.

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

At September 30, 2006, we had $428.8 million of term loans outstanding under our senior secured credit facility and $5.4 million of letters of credit outstanding under our revolving credit facility. All of these outstanding loans are Eurodollar Loans. We are subject to risk due to changes in interest rates. We believe that a hypothetical 10% increase or decrease in current interest rates applicable to our floating rate debt outstanding as of September 30, 2006 would have resulted in an increase or decrease in interest expense for the nine months ended September 30, 2006 of approximately $1.8 million.

During February 2006, we entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0 million, which became effective on July 1, 2006. The purpose of this hedge transaction is to limit our risk on a portion of the variable rate senior secured credit facilities. For the three months ended September 30, 2006, we recorded a $0.2 million benefit from this hedge transaction.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There was no material development in legal proceedings during the nine months ended September 30, 2006.

Item 1A.    Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Annual Report for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There was no event of default upon senior securities during the nine months ended September 30, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the nine months ended September 30, 2006.

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

4.1	Supplemental Indenture, dated as of October 5, 2006, among Clarke American Corp., B2Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc. and The Bank of New York.
31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 7, 2006.
31.2	Certification of Peter A. Fera, Jr. , Chief Financial Officer, dated November 7, 2006.
32.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 7, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Peter A. Fera, Jr. , Chief Financial Officer, dated November 7, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clarke American Corp.
Date: November 7, 2006	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Senior Vice President and Chief Financial Officer, Principal Accounting and Financial Officer