Form 10-K
period 2006-12-31
CLARKE AMERICAN CORP.
filed 2007-03-09
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 333-133253

CLARKE AMERICAN CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-1696500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10931 Laureate Drive, San Antonio, Texas	78249
(Address of principal executive offices)	(Zip code)

210-697-8888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer               Accelerated filer               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No

As of March 1, 2007, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

CLARKE AMERICAN CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2006

i

PART I

Item 1.	Business

Clarke American Corp. was incorporated in Delaware on October 19, 2005. In this annual report, unless the context otherwise requires, ‘‘Clarke American,’’ ‘‘the Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’ refers to Clarke American Corp. and its subsidiaries. Clarke American Corp. is a holding company that conducts its operations through its direct wholly owned subsidiaries, Clarke American Checks, Inc., Checks In The Mail, Inc., and B²Direct, Inc.

On December 15, 2005, M & F Worldwide Corp. acquired the issued and outstanding shares of Novar USA Inc., which we refer to as ‘‘Novar,’’ from Honeywell International Inc. (‘‘Honeywell’’) for a purchase price of $800.0 million in cash (the ‘‘Clarke American Acquisition’’). Clarke American Corp. is the successor by merger to Novar.

On December 19, 2006, M & F Worldwide entered into a definitive agreement and plan of merger with John H. Harland Company (‘‘Harland’’), pursuant to which, upon the terms and conditions set forth therein, M & F Worldwide would acquire Harland (the ‘‘Harland Acquisition’’) for $52.75 per share in cash, representing an approximate transaction value of $1.7 billion. The merger is subject to the satisfaction or waiver of customary closing conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the ‘‘HSR Act’’), and approval by Harland’s shareholders. Clarke American has obtained committed financing necessary to consummate the acquisition of Harland. The commitment letter for such financing provides that, concurrent with the consummation of the Harland acquisition, the debt under the current credit facilities and senior notes of Clarke American would be repaid.

Harland is a Georgia corporation incorporated in 1923. Harland is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc., a wholly owned subsidiary of Harland. Another subsidiary, Scantron Corporation, is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets. Harland serves its major markets through three primary business segments: Printed Products, Software & Services and Scantron.

Company Overview

We are a leading provider of checks and related products, direct marketing services and contact center services in the U.S. We serve financial institutions through the Clarke American and Alcott Routon brands and consumers and businesses directly through the Checks In The Mail and B2Direct brands. Clarke American has an industry leading reputation for quality and has won several third-party and customer awards.

Clarke American’s two business segments are the Financial Institution segment (84% of its revenues for the year ended December 31, 2006) and the Direct to Consumer segment (16% of its revenues for the year ended December 31, 2006). Through the Financial Institution segment, Clarke American serves financial institution clients. Through the Direct to Consumer segment, Clarke American serves individual consumers and commercial institutions.

Clarke American’s products primarily consist of checks and related products, such as deposit tickets, checkbook covers, and delivery services. Clarke American also offers specialized direct marketing and contact center services to its financial institution clients and other enterprises. Clarke American’s direct marketing offerings include Alcott Routon solutions, onboarding and checkbook messaging. Through its full service contact centers, Clarke American provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services. Clarke American’s direct customer contacts through its contact centers and websites enable it to up-sell and cross-sell higher value checks and related products and services, as well as deliver marketing messages and customer service support on behalf of financial institutions.

Industry

The financial institution outsourcing services industry is highly competitive and fragmented with quality and breadth of service offerings and strength of customer relationships among the key competitive factors. Within this category, we compete with large outsourcing services providers that offer a wide variety of services including those that compete with our primary offerings — specifically payment services, marketing services, and teleservices. There are also other competitors that specialize in providing one or more of these services.

While total non-cash payments – including checks, credit cards, debit cards and other electronic forms of payment – are growing, the number of checks written has declined and is expected to continue to decline. We believe the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the U.S.

The Financial Institution Segment

The Financial Institution segment provides checks and related products, direct marketing services and contact center services to financial institutions and to the account holders of such financial institutions. Clarke American serves this segment through its Clarke American and Alcott Routon brands. In 2006, Clarke American derived approximately 84% of its revenues and 88% of its operating income from this segment.

Products and Services

Checks and Related Products and Services

In addition to offering basic personal and small business checks, Clarke American also offers specialized check products and services. Specialized check products include increasingly popular checks customized with licensed designs and characters, such as cartoon characters, collegiate designs and photographs. Clarke American also offers a variety of financial documents in conjunction with personal and small business financial software packages. Accessory products include leather checkbook covers, endorsement stamps, address labels, recording registers and other bill-paying accessories.

Clarke American offers various delivery options, including expedited and trackable delivery. Check users can choose guaranteed overnight, two-day or four-day delivery; they often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide. These delivery services represent an important component of the range of value-added service offerings.

Direct Marketing Services

Clarke American offers the following direct marketing services:

•	Alcott Routon solutions. Highly customized direct marketing campaigns that utilize client-tailored predictive models to support a variety of marketing strategies including acquisition, retention, activation, and cross-selling and up-selling.

•	Onboarding. An ongoing, integrated new customer marketing solution that builds long-term relationships by engaging new checking account holders and growing them into satisfied, profitable and loyal customers.

•	Checkbook messaging. A program that employs digital print technology to insert targeted, intelligence-driven marketing messages into the checkbook.

Contact Center Services

Clarke American’s contact centers provide both inbound and outbound support to their financial institution clients. Through the contact centers, Clarke American provides its clients with customer support focused on check orders and complete fulfillment of those orders, including delivery to the financial institution account holder. Clarke American offers check users the option to place orders directly through the contact centers and websites as opposed to placing orders through client branches or by way of mail order forms. In addition to check-related support, Clarke American offers stand-alone inbound and outbound customer care to their clients. Clarke American also provides marketing and promotional support, which includes marketing messages delivered during the check ordering process or stand-alone telemarketing.

Sales and Marketing

Clarke American manages relationships with large and complex financial institutions through dedicated account management teams composed of relationship management, marketing, operations and service-oriented skill sets. Clarke American has deployed a nationwide sales force, targeting distinct financial institution segments ranging from major nationwide and large regional banks and securities firms to community banks and credit unions.

Clients and Customers

The customers of the Financial Institution segment range from major nationwide and large regional banks and securities firms to community banks and credit unions. Clarke American’s contracts are generally sole-source contracts for the sale of checks and related products to the clients’ customers. The initial terms of its agreements generally range from three to five years, and are generally terminable for cause only, although some of these financial institution clients, including Bank of America, can terminate their contracts for convenience. See ‘‘Risk Factors — Risks Related to our Business — We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.’’

The Direct to Consumer Segment

Clarke American’s Direct to Consumer segment provides checks and related products and services to individual consumers and commercial institutions. Clarke American serves individual consumers and commercial institutions through its Checks In The Mail and B2Direct brands, respectively. In 2006, Clarke American derived approximately 16% of its revenues and 12% of its operating income from this segment.

Products and Services

Checks and Related Products and Services

Checks In The Mail has innovative designs and products, with approximately 150 different check designs available. Checks In The Mail check designs have matching address labels and coordinating covers, which offer customers product personalization and provide complementary products to cross-sell and drive increased value per order. Checks In The Mail has also expanded its product suite to include photo products, color imaging and stationery.

Checks In The Mail also offers various delivery options, including expedited and trackable delivery. Check users can choose guaranteed overnight, two-day or four-day delivery. They often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide.

Check Programs and Customized Business Kits

Clarke American offers check programs and customized business kits to retail businesses and direct-selling organizations through its B2Direct brand. These check programs for retail businesses allow those businesses to market B2Direct’s products, such as checks, checkbook covers, address labels, stamps and delivery services, to their customers through the Internet, direct mail, store promotions and contact centers. B2Direct’s customized business kits provide direct-selling organizations with business cards, name tags, stamps, product and address labels and business stationery in addition to checks and check-related products.

Treasury Management Services

B2Direct also provides treasury management services, such as integrated cash deposit products, customized deposit tickets and security bags, to multi-location retail businesses that make frequent cash deposits.

Sales and Marketing

Checks In The Mail primarily markets products through personalized check inserts in newspapers and advertisements sent directly to residences and on-line advertising. On-line shopping, contact center access, mail order and an automated voice response system enable customers to order products directly at their convenience. Additional advertising channels include magazine advertisement, statement inserts, in-package inserts and coupon circular inserts. B2Direct’s sales force is divided between multi-location retail businesses and direct-selling organizations.

Clients and Customers

The customers of the Direct to Consumer segment range from individual consumers to private label resellers of check products, direct-selling organizations and multi-location retail businesses.

Suppliers

The main supplies used in check printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Clarke American has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Clarke American has not historically experienced any material shortages and believes it has redundancy in its supplier network for each of its key inputs.

Competition

We compete with large outsourcing services providers that offer a wide variety of services including those that compete with our primary offerings – specifically payment services, marketing services and teleservices.  Deluxe Corporation and Harland are significant competitors. Other large competitors include companies such as eFunds Corporation, Harte-Hanks, Inc., R.R. Donnelly & Sons Company and TeleTech Holdings, Inc.  There are also other smaller competitors that specialize in providing one or more of these services including check providers such as Bank-A-Count Corporation, CheckWorks Inc., Custom Direct LLC, Main Street Checks, Inc., Transaction Graphics Inc., and Whit-Co.  Clarke American competes on the basis of service, convenience, quality, product range and price. Clarke American believes that it differentiates itself from its competitors by:

•	improving customer satisfaction through consistent product quality and expertise in matching customer preferences with the right product and delivery options;

•	expanding customer relationships through cross-selling and up-selling both check and related financial products on behalf of financial institution clients;

•	capitalizing on Clarke American’s integration with financial institution clients’ checking account processes to improve their customer service and operational efficiencies; and

•	offering a broad suite of outsourcing services, such as direct marketing, contact center services and treasury management services.

Employees

As of December 31, 2006, Clarke American had approximately 3,250 employees. None of Clarke American’s employees is represented by a labor union. Clarke American considers its employee relations to be good.

Information Technology

Our information technology system was designed in-house and utilizes standard hardware and software solutions that we have customized and integrated with certain proprietary software. The system is fully integrated from order entry to product shipment and billing. We have deployed a sophisticated customer relationship management application to drive a single customer view across multiple channels, such as phone and the Internet. We have developed and operate a proprietary digital technology for our printing operations. Telecommunication solutions from industry leading suppliers provide the technology that supports our contact centers. Our Internet solutions are built on hardware, software and database platforms to provide highly available Internet solutions. The electronic communications network that connects our corporate facilities, manufacturing plants, contact centers, key suppliers and clients is designed to be secure. We utilize a state-of-the-art enterprise resource planning system to support our financial and administrative functions.

Intellectual Property

Clarke American relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software, inventions, trade secrets, know-how, and other intellectual property. The sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of Clarke American’s revenue. Typically, such license agreements are effective for a two-to-three-year period, provide for the retention of ownership of the trade name, know-how or other intellectual property by the licensor and require the payment of a royalty to the licensor. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow Clarke American to sell the licensed products profitably.

Environmental Matters

Clarke American’s current check printing operations use hazardous materials in the printing process and generate solid wastes and wastewater and air emissions. Consequently, its facilities are subject to many existing and proposed federal, state and local laws and regulations designed to protect human health and the environment. While enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup, Clarke American believes that its facilities are currently in material compliance with such laws and regulations.

Historic check printing operations at Clarke American’s current and former facilities used hazardous materials and generated regulated wastes in greater quantities than Clarke American’s current operations do. In some instances Clarke American has sold these facilities and agreed to indemnify the buyer of the facility for potential environmental liabilities. Clarke American may also be subject to liability under environmental laws for environmental conditions at these current or former facilities or in connection with the disposal of waste generated at these facilities. Clarke American is not aware of any fact or circumstance that would require the expenditure of material amounts for environmental cleanup or indemnification in connection with its historic operations. However, if environmental contamination is discovered at any of these former facilities or at locations where wastes were disposed, Clarke American could be required to spend material amounts for environmental cleanup.

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Clarke American.

Governmental Regulation

Clarke American is subject to the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. Clarke American is also subject to additional privacy and information security requirements in many of its contracts with financial institution clients, which are often more restrictive than the laws or regulations. These laws, regulations and agreements require Clarke American to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter.

These laws and regulations require some of Clarke American’s businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from Clarke American’s files before Clarke American shares their information with certain third parties. These laws and regulations may limit Clarke American’s ability to use its direct-to-consumer data in its businesses. Current laws and regulations allow Clarke American to transfer consumer information to process a consumer-initiated transaction, but also require Clarke American to protect the confidentiality of a consumer’s records or to protect against actual or potential fraud, unauthorized transactions, claims or other liabilities. Clarke American is also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. Clarke American may also contribute consumer information to a consumer-reporting agency under the Fair Credit Reporting Act. Some of Clarke American’s financial institution clients request various contractual provisions in their agreements that are intended to comply with their obligations under the Gramm-Leach-Bliley Act and other laws and regulations.

Congress and many states have passed and are considering additional laws or regulations that, among other things, restrict the use, purchase, sale or sharing of nonpublic personal information about consumers and business customers. For example, legislation has been introduced in Congress to further restrict the sharing of consumer information by financial institutions, as well as to require that a consumer opt-in prior to a financial institution’s use of his or her data in its marketing programs.

New laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to Clarke American’s websites, decrease telemarketing opportunities and decrease the demand for its products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation and personal privacy is uncertain and may remain uncertain for a considerable length of time.

Availability of Certain Documents Concerning the Company

Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these documents, are available without charge upon request to the Corporate Secretary, Clarke American Corp., 10931 Laureate Drive, San Antonio, Texas 78249.

Item 1A.	Risk Factors

Risks Related to our Substantial Indebtedness

We have substantial indebtedness, which may adversely affect our ability to operate our business and prevent us from fulfilling our obligations under our debt agreements.

On December 31, 2006, we had total indebtedness of $603.8 million (including a principal balance of $4.6 million from a capital lease obligation and excluding $1.8 million of unamortized original discount), and $34.6 million of additional availability under our revolving credit facility (giving effect to the issuance of $5.4 million of letters of credit). Our substantial level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limit our ability to borrow additional funds.

MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’) directly and indirectly beneficially owned, as of December 31, 2006, approximately 36% of the outstanding common stock of M & F Worldwide. Holdings has advised Clarke American that it has pledged shares of M & F Worldwide common stock to secure obligations and that additional shares of M & F Worldwide common stock may from time to time be pledged to secure obligations of Holdings. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of common stock. A foreclosure upon any such shares of common stock or dispositions of shares of common stock could, in a sufficient amount, constitute a ‘‘change of control’’ under Clarke American’s financing agreements, which would permit Clarke American’s lenders to accelerate amounts outstanding under such indebtedness.

Our ability to make payments on our indebtedness depends on our ability to generate sufficient cash in the future.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

Our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed under it. We are required to repay this facility in full in 2011. If we do not have sufficient cash to be able to make such mandatory payments and cannot refinance the unpaid portions of our term loan facility, we will be in default under our term loan facility. We are required to make mandatory payments under our term loan facility of $18.8 million in 2007, $28.1 million in 2008, $32.8 million in 2009, $37.5 million in 2010 and $281.4 million in 2011. These payments have been adjusted for the effect of the 2006 excess cash flow payment of $26.4 million that was paid in the first quarter of 2007. Our revolving credit facility will mature on December 15, 2010.

We may not be able to generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to repay our debt, including our senior notes, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt on or before maturity. We may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior notes and our credit facilities, may limit our ability to pursue any of these alternatives.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. Additional indebtedness could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of our credit facilities and the indenture governing our senior notes do not fully prohibit us from doing so. In addition, as of December 31, 2006, there was $34.6 million of additional availability under our $40.0 million revolving credit facility (giving effect to the issuance of $5.4 million of letters of credit). If new indebtedness, including indebtedness incurred in connection with the financing of the acquisition of Harland, is added to our current debt levels, the related risks that we now face could intensify.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

The indenture governing our senior notes and the agreement governing our credit facilities contain, among other things, covenants that restrict our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indenture restricts, among other things, our and our subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;

•	make certain investments;

•	make restricted payments;

•	pay certain dividends or make other distributions;

•	incur liens;

•	enter into transactions with affiliates; and

•	merge or consolidate or transfer and sell assets.

Our credit facilities also contain affirmative and negative covenants customary for senior secured credit facilities, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions.

In addition, our credit facilities contain covenants requiring us to maintain financial ratios, including a maximum consolidated secured leverage ratio, a maximum total consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

Risks Related to our Business

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. Check printing is, and is expected to continue to be, an essential part of our business and the principal source of our operating income. The check industry overall is a mature industry. The number of checks written in the U.S. has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic and other bill paying services, home banking applications and Internet-based payment services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our business, financial condition and results of operations. In 2006, financial institutions accounted for approximately 84% of our revenues. In recent years, the number of financial institutions has declined due to consolidation. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

Our sales have been, and very likely will continue to be, concentrated among a small group of clients. In 2006, our top 20 financial institution clients represented approximately 51% of our revenues, with sales to Bank of America representing a significant portion. Our contract with Bank of America permits it to terminate the contract ‘‘for convenience’’ upon written notice or ‘‘for cause.’’ A significant decrease or interruption in business from Bank of America or from any of our other significant clients, or the termination of our contracts with any of our most significant clients, could have a material adverse effect on our revenues and profitability.

Our financial results can also be adversely affected by the business practices and actions of our large clients in a number of ways, including timing, size and mix of product orders and supply chain management. Several contracts with our significant clients expire over the next several years. We may not be able to renew them on terms favorable to us, or at all. The loss of one or more of these clients or a shift in the demand by, distribution methods of, pricing to, or terms of sale to, one or more of these clients could materially adversely affect us. The write-off of any significant receivable due from delays in payment or return of products by any of our significant clients would also adversely impact our revenues and profitability.

We face intense competition, which could result in lower revenues, higher costs and lower profitability.

The check printing industry is intensely competitive. In addition to competition from alternative payment methods, we also face considerable competition from other check printers. The principal factors on which we compete are service, convenience, quality, product range and price. We may not be able to compete effectively against current and future competitors.

We may not successfully implement our business strategies or realize all of our expected cost savings, which could reduce our revenues and profitability.

Our business strategies include strengthening relationships with clients, achieving substantial cost savings, making technology investments, rolling out procurement initiatives, reducing general and administrative expenses and corporate overhead and engaging in other process improvements designed to reduce fixed costs.

We may not be able to fully implement these business strategies or realize, in whole or in part or within the time frames anticipated, the efficiency improvements or expected cost savings from these strategies. Our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Additionally, our business strategies may change from time to time. As a result, we may not be able to achieve our expected results of operations.

We may not be able to successfully integrate Harland’s business, and we may not be able to achieve the cost savings or synergies we currently expect, which could have a material and adverse effect on our business, prospects, results of operations and financial condition.

Although Clarke American and Harland each have acquired businesses in the past, we may not be able to integrate successfully Harland’s business after the closing of M & F Worldwide’s acquisition of Harland. We will not be able to begin implementing the integration plan until the closing of the acquisition of Harland. The process of integrating acquired businesses involves numerous risks, including, among others:

•	difficulties in assimilating operations and products;

•	diversion of management’s attention from other business concerns to focus on new businesses and integration issues;

•	risks of operating businesses in which we have limited or no direct prior experience;

•	potential loss of key employees or of those of the acquired businesses;

•	potential exposure to unknown liabilities; and

•	possible loss of our clients or of those of the acquired businesses.

In addition, it may cost more than we have anticipated to achieve such synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or within the timeframes we currently expect.

M & F Worldwide’s acquisition of Harland will also greatly increase the size of our company, and we may be unable to manage the increase in scale successfully. Furthermore, our clients may not remain as our clients following the acquisition, and a number of Clarke American’s and Harland’s contracts are terminable upon short notice or at will. The acquisition of Harland is also subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, and approval by the shareholders of Harland. We cannot assure you that all of the closing conditions to the Harland Acquisition will be satisfied or waived. Accordingly, we cannot assure you that M & F Worldwide will consummate the Harland Acquisition. The failure to complete the Harland Acquisition, successfully integrate Harland, achieve anticipated synergies, or manage the increase in scale successfully or the loss of a significant number of our clients as a result of the Harland Acquisition could have a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, there can be no assurance that we will be able to refinance existing Clarke American and Harland indebtedness on terms as favorable to us as the existing indebtedness.

Interruptions or adverse changes in our vendor or supplier relationships or delivery services could have a material adverse effect on our business.

We have strong relationships with many of the country’s largest paper mills and ink suppliers. These relationships afford us certain purchasing advantages, including stable supply and favorable pricing arrangements. Our supplier arrangements are by purchase order and terminable at will at the option of either party. While we have been able to obtain sufficient paper supplies during recent paper shortages and otherwise, in part through purchases from foreign suppliers, we are subject to the risk that we will be unable to purchase sufficient quantities of paper to meet our production requirements during times of tight supply. We also rely on a single service provider for the maintenance of our digital printers. An interruption in our relationship with this service provider could compromise our ability to fulfill pending orders for checks and related products. Any interruption in supplies or service from these or other vendors or suppliers or delivery services could result in a disruption to our business if we are unable to readily find alternative service providers at comparable rates.

Increased production and delivery costs, such as fluctuations in paper costs, could materially adversely affect our profitability.

Increases in production costs such as paper and labor could adversely affect our profitability, our business, our financial condition and results of operations. For example, our principal raw material is paper. Any significant increase in paper prices as a result of a short supply or otherwise would adversely affect our costs. In addition, disruptions in parcel deliveries or increases in delivery rates, which are often tied to fuel prices, could also increase our costs. Our contracts with our financial institution clients may contain certain restrictions on our ability to pass on to clients increased production costs or price increases. In addition, competitive pressures in the check industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and services.

Softness in direct mail response rates could have an adverse impact on our operating results.

Our Direct to Consumer segment has experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, and the multi-box promotional strategies employed by us and our competitors. To offset these factors, we may have to modify and/or increase our marketing efforts, which could result in increased expense.

The profitability of our Direct to Consumer segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. Suitable advertising media may not be available at a reasonable cost, or available at all. Furthermore, the advertising we utilize may not be effective. We may not be able to sustain our current levels of profitability as a result.

We depend upon the talents and contributions of a limited number of individuals, many of whom would be difficult to replace, and the loss or interruption of their services could materially and adversely affect our business, financial condition and results of operations.

Clarke American has entered into employment agreements with certain members of our senior management team, including Charles T. Dawson, our President and Chief Executive Officer. However, the service of these individuals may not continue or we may not be able to find individuals to replace them at the same cost to us or at all. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

Account data breaches involving stored client data or misuse of such data could adversely affect our reputation, revenues, profits and growth.

We, our customers, and other third parties store customer account information relating to our checks. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by our own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving our customers and our financial institution clients’ customers’ information and/or funds, damage the reputation of our brands and result in claims against us. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and could have a material adverse impact on our transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect our financial institution clients’ perception of our reliability, and could lead to the termination of client relationships.

Legislation and contracts relating to consumer privacy protection could limit or harm our future business.

We are subject to the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. We are also subject to additional privacy and information security requirements in many of our contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require us to develop and implement policies to protect the security and confidentiality of consumers’

nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. The laws, regulations, and agreements limit our ability to use our direct to consumer data in our other businesses and limit our ability to share customer information.

The Gramm-Leach-Bliley Act does not prohibit state legislation or regulations that are more restrictive on our use of data. More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. For example, legislation has been proposed that would require consumers to opt-in to any plan that would allow their nonpublic personal information to be disclosed. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on our business, results of operations or prospects. Additionally, future contracts may impose even more stringent requirements on us, which could increase our operating costs, as well as interfere with the cost savings we are trying to achieve.

New laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. As an example, new privacy laws could decrease traffic to our websites, decrease telemarketing opportunities and decrease the demand for our products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation, libel and personal privacy is uncertain and may remain uncertain for a considerable length of time.

We may be unable to protect our rights in intellectual property, and third-party infringement or misappropriation may materially adversely affect our profitability.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products and services. In addition, the sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of our revenues. These license agreements typically provide for the retention of ownership of the tradename, know-how or other intellectual property by the licensor and the payment of a royalty to the licensor. In general, the term of each license is short, between two and three years, and some licenses may be terminated upon a change of control. Such licenses may not be available to us indefinitely or on terms that would allow us to continue to sell the licensed products profitably. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect our trademarks, copyrights, software, inventions, trade secrets, know-how, and other intellectual property. We may be required to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet-related systems and business methods, which may have broad implications for participants in online commerce. Claims for infringement of these patents are increasingly becoming a subject of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business, operating results and prospects as a result of lost business, increased expenses or being barred from offering our products or implementing our systems or business methods. In addition, future litigation relating to infringement claims could result in substantial costs to the Company and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

We are dependent upon third-party providers for significant information technology needs, and an interruption of services from these providers could materially and adversely affect our operations.

We have entered into agreements with third-party providers for the licensing of certain software and the provision of information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services or terminates a license or service, we would be adversely affected. Although we believe that information technology services and substantially equivalent software and services are available from numerous sources, a failure to perform or a termination by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply and we may not be able to find such an alternative source on commercially reasonable terms, or at all.

We may experience processing errors or software defects that could harm our business and reputation.

We use sophisticated software and computing systems to process check orders for our customers. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients have integrated their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

•	loss of clients;

•	additional development costs;

•	diversion of technical and other resources;

•	negative publicity; or

•	exposure to liability claims.

We face uncertainty with respect to future acquisitions and unsuitable or unsuccessful acquisitions could materially adversely affect our profitability.

We have acquired complementary businesses in the past and may pursue acquisitions of complementary businesses in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether future acquisitions, even if completed, will be successful. Future acquisitions by us could result in the incurrence of contingent liabilities, debt or amortization expenses relating to intangible assets, which could materially adversely affect our business, results of operations and financial condition. Moreover, the success of any acquisition will depend upon our ability to integrate effectively the acquired businesses. The process of integrating acquired businesses may involve numerous risks, including, among others:

•	difficulties in assimilating operations and products;

•	diversion of management’s attention from other business concerns;

•	risks of operating businesses in which we have limited or no direct prior experience;

•	potential loss of our key employees or of those of the acquired businesses;

•	potential exposure to unknown liabilities; and

•	possible loss of our clients or of those of the acquired businesses.

We cannot predict whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent.

We may be subject to sales and other taxes, which could have adverse effects on our business.

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in remote or online commerce. Several U.S. states have taken various initiatives to prompt retailers to collect local and state sales taxes on purchases made over the Internet. Furthermore, tax law and the interpretation of constitutional limitations thereon are subject to change. In addition, any new operation of these businesses in states where they do not currently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

We may be subject to environmental risks, and liabilities for environmental compliance or cleanup could have a material, adverse effect on our profitability.

Our plants are subject to many existing and proposed federal, state and local laws and regulations designed to protect human health and the environment. Enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup. We have sold former plants to third parties. In some instances, we have agreed to indemnify the buyer of the facility for certain environmental liabilities. We may also be subject to liability under environmental laws for environmental conditions at those former facilities or other locations where our wastes have been disposed. Although we are not aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance or cleanup, if environmental liabilities are discovered at our current or former printing plants, we could be required to spend material amounts for environmental compliance or cleanup.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Clarke American

Clarke American is headquartered in San Antonio, Texas. Clarke American also operates a facility in New Braunfels, Texas, which houses manufacturing and contact center operations. This location serves as the headquarters for the Checks In The Mail and B2Direct brands. Clarke American’s principal properties are as follows:

Location	Use	Approximate Floor Space (Square Feet)	Leased/ owned status
Charlotte, NC	Printing	38,120	Leased
Charlotte, NC	Administration	4,906	Leased
Charlotte, NC	Contact Center	44,687	Leased
Columbus, OH (A)	Printing	24,023	Leased
Dallas, TX	Printing	37,252	Leased
Des Moines, IA	Printing	45,000	Leased
Jeffersonville, IN	Printing	101,332	Leased
Knoxville, TN (B)	Printing	10,356	Owned
Louisville, KY	Printing	50,000	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Orlando, FL (C)	Closed Facility	56,000	Leased
Phoenix, AZ	Printing	64,000	Leased
Salt Lake City, UT	Contact Center	18,120	Leased

Location	Use	Approximate Floor Space (Square Feet)	Leased/ owned status
Salt Lake City, UT	Contact Center	12,856	Leased
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Printing	39,600	Owned
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Administration	90,000	Leased
San Antonio, TX (D)	Administration	7,531	Leased
San Antonio, TX	Administration	2,137	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
Seattle, WA (E)	Printing	31,886	Leased
Syracuse, NY	Printing	28,055	Owned

(A)	Lease expired in January 2007. Property vacated.

(B)	Sold on January 8, 2007.

(C)	Property subleased, with both the sublease and original lease expiring on April 30, 2009.

(D)	Lease expired on December 31, 2006. Property vacated.

(E)	Lease expired on February 28, 2007. Property vacated.

Item 3.	Legal Proceedings

Various legal proceedings, claims and investigations are pending against us, including those relating to commercial transactions, product liability, safety and health matters, employment matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect, wholly owned subsidiary of M & F Worldwide as a result of our acquisition by M & F Worldwide, which we refer to as the ‘‘Clarke American Acquisition.’’ As such, our common stock is not listed on any stock exchange or traded in any over-the-counter market and is held by only one holder.

Item 6.	Selected Financial Data

The table below reflects historical financial data, which are derived from our consolidated financial statements for the year ended December 31, 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005 and for each of the years in the three-year period ended December 31, 2004.

We were acquired by M & F Worldwide on December 15, 2005 from Honeywell. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Presentation of Financial Information — Clarke American Acquisition.’’ Honeywell acquired us effective April 1, 2005 by purchasing all of the outstanding stock of the company that was then our indirect parent, Novar plc. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Presentation of Financial Information — Acquisition by Honeywell and Reorganization of Assets under Common Control.’’

As a result of the changes in ownership, under GAAP we are required to present separately our operating results for our two predecessors in our financial statements. The period during which we were owned by Honeywell (April 1, 2005 to December 14, 2005) is discussed below as ‘‘Predecessor (Honeywell).’’ The periods prior to our acquisition by Honeywell (the 2002 through 2004 fiscal years and the three months ended March 31, 2005) are discussed below as ‘‘Predecessor (Novar).’’ The period subsequent to the Clarke American Acquisition is discussed below as ‘‘Successor.’’

Our predecessors were not separate stand-alone companies. The accompanying financial statements for those periods have been prepared as if each of our predecessors had existed as a stand-alone company for the periods presented. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Presentation of Financial Information — Acquisition by Honeywell and Reorganization of Assets under Common Control.’’

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and notes thereto included elsewhere in this annual report.

(in millions)	Year Ended Dec. 31,	2005			Year Ended December 31,
	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Predecessor (Novar)
	2006	Dec 15 to Dec. 31	Apr. 1 to Dec. 14	Jan 1 to Mar. 31	2004(a)	2003	2002
Statement of Operations Data:
Net revenues	$623.9	$24.1	$439.9	$154.4	$607.6	$572.2	$551.8
Cost of revenues	389.7	17.4	285.6	91.1	353.1	340.7	335.7
Gross profit	234.2	6.7	154.3	63.3	254.5	231.5	216.1
Selling, general and administrative expense	147.2	6.0	100.8	39.2	147.5	130.2	121.2
Operating income	87.0	0.7	53.5	24.1	107.0	101.3	94.9
Interest expense, net	(60.0)	(2.8)	(2.4)	(5.6)	(19.1)	(25.7)	(11.0)
Income (loss) before income taxes	27.0	(2.1)	51.1	18.5	87.9	75.6	83.9
Provision (benefit) for income taxes	7.5	(0.8)	20.1	7.5	23.5	39.7	45.4
Net income (loss)	$19.5	$(1.3)	$31.0	$11.0	$64.4	$35.9	$38.5

(in millions)	December 31,
	2006	2005	2004(a)	2003	2002
Balance Sheet Data:
Total assets	$1,118.3	$1,149.9	$506.8	$514.3	$621.7
Long-term debt, including current portion and short-term borrowings	603.8	626.2	474.1	611.4	602.9
Stockholder’s equity (deficit)	219.3	201.2	(101.3)	(237.1)	(98.8)

(a)	Includes the financial position and results of operations of Alcott Routon, Inc. from the date of its acquisition in March 2004 (see Note 3 to our consolidated financial statements included elsewhere in this annual report).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the year ended December 31, 2006; the period from December 15 to December 31, 2005; the predecessor periods from April 1 to December 14, 2005 and January 1 to March 31, 2005; and the predecessor fiscal year ended December 31, 2004 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this annual report on Form 10-K.

Business Overview

We are a leading provider of checks and related products, direct marketing services and contact center services in the U.S. We serve financial institutions through the Clarke American and Alcott Routon brands and consumers and businesses directly through the Checks In The Mail and B2Direct brands. Clarke American has an industry leading reputation for quality and has won several third-party and customer awards.

Clarke American’s two business segments are the Financial Institution segment (84% of its revenues for the year ended December 31, 2006) and the Direct to Consumer segment (16% of its revenues for the year ended December 31, 2006). Through the Financial Institution segment, Clarke American serves financial institution clients. Through the Direct to Consumer segment, Clarke American serves individual consumers and commercial institutions.

On December 19, 2006, M & F Worldwide entered into a definitive agreement and plan of merger with Harland, pursuant to which, upon the terms and conditions set forth therein, M & F Worldwide would acquire Harland for $52.75 per share in cash, representing an approximate transaction value of $1.7 billion. The merger is subject to the satisfaction or waiver of customary closing conditions, including expiration or termination of the applicable waiting period under the HSR Act and approval by Harland’s shareholders.

Harland is a Georgia corporation incorporated in 1923. Harland is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc., a wholly owned subsidiary of Harland. Another subsidiary, Scantron Corporation, is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets. Harland serves its major markets through three primary business segments: Printed Products, Software & Services and Scantron.

In connection with the Merger, the Company expects to incur additional indebtedness to be issued by Clarke American, the proceeds of which, together with cash on hand, will be used to finance the approximate $1.7 billion purchase price, to refinance existing Clarke American and Harland debt and to pay related premiums, fees and other expenses.

Presentation of Financial Information

Presentation of Separate Predecessor and Successor Periods.    We were acquired by M & F Worldwide on December 15, 2005 from Honeywell. See ‘‘— Clarke American Acquisition,’’ below. Honeywell acquired us effective April 1, 2005 by purchasing all of the outstanding stock of the company that was then our indirect parent, Novar plc. See ‘‘— Acquisition by Honeywell and Reorganization of Assets under Common Control’’ below.

As a result of the changes in ownership, under GAAP, we are required to present separately our operating results for our two predecessors. The period during which we were owned by Honeywell (April 1, 2005 to December 14, 2005) is discussed below as ‘‘Predecessor (Honeywell).’’ The periods prior to our acquisition by Honeywell (the three months ended March 31, 2005 and the 2004 fiscal year) are discussed below as ‘‘Predecessor (Novar).’’ The period subsequent to the Clarke American Acquisition is discussed below as ‘‘Successor.’’ Nevertheless, in the following discussion, the Successor’s results of operations in the year ended December 31, 2006 are compared to the combined results of operations from the Predecessor and Successor periods in the year ended December 31, 2005. Similarly, the combined results of operations from the Predecessor and Successor periods in the year ended December 31, 2005 are compared to the Predecessor (Novar) results of operations in the year ended December 31, 2004. Management believes this is the most informative way to present and discuss our results of operations.

Clarke American Acquisition.    On October 31, 2005, M & F Worldwide and Honeywell entered into a stock purchase agreement in which M & F Worldwide agreed to purchase 100% of the capital stock of Novar, a wholly owned subsidiary of Honeywell and the indirect parent of the business of Clarke American, for a cash purchase price of $800.0 million. In connection with the Clarke American Acquisition, M & F Worldwide formed CA Investment Corp. (‘‘CA Investment’’), an indirect wholly owned subsidiary of M & F Worldwide.

Prior to the Clarke American Acquisition, the business of Clarke American was owned by Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. In connection with the Clarke American Acquisition, Novar and its subsidiaries completed a series of merger transactions to eliminate certain intermediate holding companies. Concurrent with the Clarke American Acquisition, Novar and CA Investment completed a series of merger transactions, with

CA Investment as the surviving entity. On December 15, 2005, CA Investment purchased 100% of the capital stock of Novar and was renamed ‘‘Clarke American Corp.’’

The following financing transactions occurred in connection with the Clarke American Acquisition:

•	M & F Worldwide made a cash equity contribution to CA Investment of $202.5 million;

•	we borrowed $4.2 million under our revolving credit facility in connection with the Clarke American Acquisition;

•	we entered into a term loan facility with an aggregate principal amount at maturity of $440.0 million, receiving proceeds, net of a 0.5% original discount, of $437.8 million; and

•	we issued $175.0 million of 11.75% senior notes (‘‘Senior Notes’’) due 2013.

As a result of the higher leverage, interest expense is significantly higher in periods after the completion of the Clarke American Acquisition than in prior periods.

Acquisition by Honeywell and Reorganization of Assets under Common Control.    Effective April 1, 2005, we were acquired by Honeywell, when a subsidiary of Honeywell purchased all of the outstanding stock of Novar plc. Novar plc held a number of businesses, including the one we operate. Novar, which held our business, was a subsidiary of Novar plc. On May 4, 2005, Honeywell reorganized the business of Novar plc so that other businesses formerly held by Novar were transferred out of Novar, with our business remaining as the only one held by Novar. The financial statements for the period January 1 to March 31, 2005, the period April 1 to December 14, 2005 and the fiscal year ended December 31, 2004 that are presented and discussed in this annual report are those of Novar, giving effect to the acquisition by Honeywell and the subsequent reorganizations.

Our Predecessor (Novar) was not a separate, stand-alone company from Novar plc during the three months ended March 31, 2005 and the fiscal year ended December 31, 2004, and our Predecessor (Honeywell) was not a separate, stand-alone company from Honeywell during the period from April 1, 2005 to December 14, 2005. The accompanying financial statements for those periods have been prepared as if our predecessors had existed as stand-alone companies for those periods and reflect balances that were directly attributable to the business we operate. However, certain amounts of the corporate expenses of our then parent companies that were incurred while the relevant predecessor was not a stand-alone company, including legal personnel, tax personnel, accounting personnel, risk management personnel, infrastructure and other costs, although not directly attributable to our business, have been allocated to the relevant predecessor company on a basis we, our predecessor and the relevant parent company believed to be a reasonable reflection of the benefits received. Nevertheless, the costs as allocated to the relevant predecessor are not necessarily indicative of the costs that we would have incurred if the relevant predecessor had performed these functions as a stand-alone entity. For this reason, the financial information for the fiscal year ended December 31, 2004, the three months ended March 31, 2005 and the period April 1 to December 14, 2005 does not necessarily reflect our financial position, results of operations, changes in stockholder’s equity and cash flows would have been if the relevant predecessor had been a separate, stand-alone entity during the periods presented.

In addition, as a result of our acquisition by Honeywell, the results of operations for the Predecessor (Honeywell) period from April 1, 2005 to December 14, 2005 reflect the allocation, in accordance with Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS No. 141’’), of the purchase price paid by Honeywell to our assets and the corresponding increase in the carrying value of those assets that resulted in higher depreciation and amortization expenses in the Predecessor (Honeywell) period as compared to the Predecessor (Novar) periods. See the notes to the consolidated financial statements included elsewhere in this annual report.

In connection with the Clarke American Acquisition, Honeywell agreed to indemnify the Company for losses caused by breaches of Honeywell’s representations, warranties and covenants, pre-closing taxes and other specified matters described in the stock purchase agreement. Claims for breaches of representations and warranties must have been made by the Company by

December 15, 2006 and were generally subject to a deductible basket of $8.0 million and a cap of $160.0 million. No such claims were made. Claims related to certain environmental matters, taxes and the capitalization of Novar and its subsidiaries survive for longer periods of time and are not subject to any deductible basket or cap. Certain representations regarding corporate authorization of the transactions, capitalization, the sophistication of the parties and the nonreliance of the parties on the matters beyond those set forth in the stock purchase agreement survive indefinitely. Covenant breaches and other indemnification events in the stock purchase agreement are not subject to a deductible basket or a cap.

Related Party Financing Activities.    Substantially all of the interest income and interest expense in the predecessor periods presented relates to long-term notes payable to and other notes receivable from the relevant parent company and other related parties. Substantially all of the cash used in and provided by financing activities in the predecessor periods presented were also associated with related party financing activities, such as the repayment and incurrence of notes to affiliates. All of the related party notes payable and related party receivables were retired as of the completion of the Clarke American Acquisition. In addition, a significant portion of our incremental cash from operating activities in the periods prior to the completion of the Clarke American Acquisition was generated by transactions with affiliates, which were discontinued after the completion of the Clarke American Acquisition. Accordingly, interest income, interest expense, cash from operating activities and cash used in financing activities for predecessor periods may not be indicative of our future performance.

Impact of the Clarke American Acquisition.    In connection with the Clarke American Acquisition, we incurred significant indebtedness, including $175.0 million of Senior Notes, $440.0 million under our term loan facility and $4.2 million under our revolving credit facility. Therefore, our interest expense is significantly higher in periods after the completion of the Clarke American Acquisition than in prior periods. As of December 31, 2006, no amounts were drawn under our $40.0 million revolving credit facility except for the issuance of $5.4 million of letters of credit.

The Clarke American Acquisition has been accounted for as a purchase, in accordance with the provisions of SFAS No. 141, which has resulted in new valuations for our consolidated assets and liabilities based on fair values as of the date of the Clarke American Acquisition. The allocation of the purchase price in the Clarke American Acquisition has resulted in higher depreciation and amortization expense in the periods following the Clarke American Acquisition compared to the predecessor periods.

Line Items Presented

Net revenues.    Net revenues include amounts billed by our Financial Institution segment to financial institution clients and amounts billed by our Direct to Consumer segment to customers for products, services, shipping and handling. Revenues are presented net of rebates, discounts and amortization of prepaid rebates.

Cost of revenues.    Our cost of revenues consists of direct material, delivery and other manufacturing costs, including labor and overhead, depreciation and amortization expense with respect to manufacturing assets, fixed asset depreciation, amortization of intangible assets, and reserves for obsolete and slow-moving inventory. Cost of revenues also includes costs incurred in our contact centers, including labor, depreciation and overhead.

Selling, general and administrative expenses.    Our selling, general and administrative expenses consist of selling expense (which includes sales staff salaries and bonuses), advertising and promotion (which includes direct marketing expenses) and administrative expense (which includes corporate expenses and bonuses). In addition, selling, general and administrative expenses also include depreciation and amortization with respect to certain corporate administrative assets and information technology infrastructure costs.

Economic and Other Factors Affecting our Business

While total non-cash payments – including checks, credit cards, debit cards and other electronic forms of payment – are growing, the number of checks written has declined and is expected to continue to decline. We believe the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the U.S.

The financial institution outsourcing services industry is highly competitive and fragmented with quality and breadth of service offerings and strength of customer relationships among the key competitive factors. Within this category, we compete with large outsourcing services providers that offer a wide variety of services including those that compete with our primary offerings – specifically payment services, marketing services, and teleservices. There are also other competitors that specialize in providing one or more of these services.

The Financial Institution segment’s operating results are also modestly impacted by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also impacts revenues through the number of new checking accounts being opened. To a lesser degree, business confidence impacts a portion of the Financial Institution segment.

The Direct to Consumer segment’s operating results are also driven by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also impacts revenues through the number of new checking accounts opened.

Critical Accounting Policies and Estimates

We review our accounting policies on a regular basis. We make estimates and judgments as part of our financial reporting that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, intangible assets, income taxes, contingencies and litigation, as well as other assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from the assumed outcomes. We believe the following critical accounting policies affect our more significant judgments and estimates. There were no new accounting standards effective in 2006 or 2005 that had a material impact on our consolidated financial statements.

Prepaid Rebates – We have contracts with certain financial institution clients that require prepayment of rebates. The prepaid rebates are amortized on a straight-line basis over the terms of the respective contracts as a reduction of sales revenue. This accounting method conforms to the guidance provided by the Emerging Issues Task Force Item No. 01-9, ‘‘Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Product).’’ The contracts allow us to recoup portions of these prepayments in the event that a contract is terminated early. Any amounts repaid would represent the original prepayment adjusted to consider the number of unexpired contract periods. The unamortized prepaid rebate balances are included in other assets in our consolidated balance sheets.

Advertising – Direct-response advertising is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of inserts that include order forms for Checks In The Mail’s products and are amortized for a period of up to 18 months. Custom advertising pieces for Clarke American Checks Inc. were capitalized during 2004 and were amortized over 30 months following their distribution. Amortization is charged to match the advertising expense with the related revenue streams. Other advertising activities include product catalogs and price sheets, which are expensed when issued to our financial institution clients for use.

Long-Lived Assets   –   We assess the impairment of property, plant and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of these assets or the strategy for the our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we measure the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. We re-evaluate the useful life of these assets annually to determine if events and circumstance continue to support our recorded useful lives.

Goodwill and Acquired Intangible Assets – Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of our reporting units, which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an ‘‘implied fair value’’ of goodwill. The determination of the ‘‘implied fair value’’ requires us to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the ‘‘implied fair value’’ of goodwill, which is compared to the corresponding carrying value.

We measure impairment of its indefinite-lived intangible assets, which consist of certain tradenames and trademarks, based on projected discounted cash flows. We also re-evaluate the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management in determining the fair value of our reporting units and its indefinite-lived intangible assets. There is inherent subjectivity involved in estimated future cash flows. These estimates are susceptible to change from period to period because management must make assumptions about future cash flows, profitability, terminal values and other items. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite-lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed above in ‘‘Long-Lived Assets.’’

Income Taxes – We are included in the consolidated federal income tax return of M & F Worldwide as of December 15, 2005, and the respective state corporate income tax returns of each subsidiary are filed on a separate or combined entity basis. In accordance with tax sharing agreements between M & F Worldwide and each subsidiary, current federal income taxes payable or recoverable have been provided based upon each subsidiary’s relevant share of M & F Worldwide’s consolidated tax liability or benefit, which is determined as if each subsidiary were filing a separate return. Deferred income taxes are recognized for future income tax consequences attributable to differences between the tax and book bases of assets and liabilities.

Derivatives – During 2006, we began using derivative financial instruments to manage interest rate risk related to a portion of our long-term debt. We recognize all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, we recognize the changes in fair value of these instruments in other comprehensive income until the underlying debt instrument being hedged is settled or we determine that the specific hedge accounting criteria are no longer met.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position.

In June 2006, the FASB ratified EITF Issue No. 06-3, ‘‘How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)’’ (‘‘EITF 06-3’’). EITF 06-3 is applicable for any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires companies to disclose whether they present such taxes on a gross basis (included in revenues and costs) or a net basis. In addition, for any such taxes that are reported on a gross basis, companies are required to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We will include the required disclosures in our interim and annual financial statements beginning with the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of SFAS No. 157 on our consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact of SFAS No. 159 on our consolidated results of operations and financial position.

Off-Balance Sheet Arrangements

It has not been our practice to enter into off-balance sheet arrangements. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass such items as intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications, and we do not expect any material adverse claims in the future.

We are not engaged in any transactions, arrangements or other relationships with any unconsolidated entity or other third party that is reasonably likely to have a material effect on our consolidated results of operations, financial position or liquidity. In addition, we have not established any special purpose entity.

Restructuring Charges

We have taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and cost savings. Past actions have included manufacturing plant closures, contact center consolidations and staffing reductions. We anticipate continued restructuring actions, where appropriate, to realize process efficiencies and remain competitive in the marketplace. For the year ended December 31, 2006, we incurred restructuring expenses of $3.3 million, as the result of a reduction in force at the corporate office and the closures of two production facilities. Of this amount, $1.3 million was recorded in cost of revenues and $2.0 million was recorded in selling, general and administrative (‘‘SG&A’’) expense. Of the $2.2 million of restructuring expense incurred during 2005, $1.4 million was recorded in cost of revenues and $0.8 million was recorded in SG&A expense. The $0.7 million of restructuring expense incurred during 2004 was recorded in SG&A expense.

Results of Operations — Consolidated

Fiscal Year 2006 Compared to Combined Fiscal Year 2005

Net Revenues

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Net Revenues	$623.9	$618.4	$24.1	$439.9	$154.4

The 0.9% increase in revenues was mainly driven by an increase in revenues per unit offset by a decline in units. The decline in unit volume was attributable to volume declines in both the Financial Institution division and the Direct to Consumer division. Revenues per unit increased in both the Financial Institution division and the Direct to Consumer division.

Cost of Revenues

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Cost of revenues	$389.7	$394.1	$17.4	$285.6	$91.1
Gross margin %	37.5%	36.3%	27.8%	35.1%	41.0%

Gross margin improved 1.2 percentage points in 2006 to 37.5%. The increase in gross margin percentage was primarily attributable to increased revenues per unit and cost reductions, partially offset by an increase in non-cash amortization expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Clarke American Acquisition on December 15, 2005. Non-cash expenses related to fair value adjustments to assets as part of the acquisitions were $31.2 million and $30.7 million for the years ended December 31, 2006 and December 31, 2005, respectively.

Selling, General and Administrative Expenses

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Selling, general and administrative expenses	$147.2	$146.0	$6.0	$100.8	$39.2
% of revenues	23.6%	23.6%	24.9%	22.9%	25.4%

Selling, general and administrative expenses, as a percentage of revenues, remained flat at 23.6%. Selling, general and administrative expenses as a percentage of revenues primarily benefited from a $3.4 million reduction in stock option compensation related to a plan that was terminated in 2005 and other cost reductions. Offsetting the reductions to selling, general and administrative expenses were a $1.9 million increase in bonus expense related to improved performance of the business, and approximately $2.5 million of incremental accounting, legal and risk management costs resulting from our becoming a stand-alone company, subject to Exchange Act reporting requirements, after the Clarke American Acquisition.

Interest Expense, net

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Interest expense, net	$(60.0)	$(10.8)	$(2.8)	$(2.4)	$(5.6)

Interest expense, net increased by $49.2 million for the year ended December 31, 2006, primarily as the result of issuing new debt, net of the original discount, of $620.1 million in December 2005 in connection with the Clarke American Acquisition. Partially offsetting the impact of the new debt was the retirement of related party debt in 2005. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Provision (Benefit) for Federal and State Income Taxes

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Statutory tax expense (benefit)	$9.4	$23.7	$(0.7)	$17.9	$6.5
Provision (benefit) for state income taxes, net of federal benefit and other	1.0	2.0	(0.1)	1.4	0.7
Subtotal	10.4	25.7	(0.8)	19.3	7.2
Changes in state tax rates	(2.9)	—	—	—	—
Establishment of liabilities for tax reserves	—	1.1	—	0.8	0.3
Total income tax expense (benefit)	$7.5	$26.8	$(0.8)	$20.1	$7.5
Effective tax rates:
Statutory tax expense	35.0%	35.0%	35.0%	35.0%	35.0%
Provision for state income taxes, net of federal benefit and other	3.6%	3.1%	2.2%	2.7%	3.9%
Subtotal	38.6%	38.1%	37.2%	37.7%	38.9%
Changes in state tax rates	(10.8%)	0.0%	0.0%	0.0%	0.0%
Establishment of liabilities for tax reserves	0.0%	1.6%	0.0%	1.5%	1.6%
Effective income tax rate	27.8%	39.7%	37.2%	39.2%	40.5%

The effective tax rate decreased 11.9 percentage points for the year ended December 31, 2006 to 27.8%. The majority (10.8 percentage points or $2.9 million) of this decrease is due to the effects of changes in 2006 in enacted state tax rates on deferred tax balances. The remaining 1.1 percentage points of this decrease is attributable to a reduction of $1.0 million in state income tax expense and $1.1 million in the accruals for tax reserves recorded during the year ended December 31, 2005. These additional accruals for tax reserves in 2005 were made based upon periodic reviews of potential tax liabilities. As part of the Clarke American Acquisition, Honeywell agreed to provide us indemnification for liabilities on tax positions that relate to pre-Clarke American Acquisition periods.

Combined Fiscal Year 2005 Compared to Predecessor (Novar) Fiscal Year 2004

Net Revenues

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues	$24.1	$439.9	$154.4	$618.4	$607.6

The 1.8% increase in revenues was mainly driven by a 2.6% increase in revenues per unit offset by a 0.7% decline in units. The decline in unit volume was largely attributable to volume declines in the Direct to Consumer segment, partially offset by growth in the Financial Institution segment. Revenues per unit increased in both the Financial Institution segment (which included the full year impact of Alcott Routon, which we acquired in March 2004) and the Direct to Consumer segment.

Cost of Revenues

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Cost of revenues	$17.4	$285.6	$91.1	$394.1	$353.1
Gross margin %	27.8%	35.1%	41.0%	36.3%	41.9%

Gross margin declined 5.6 percentage points in 2005 to 36.3%. Included in 2005 is $30.7 million of incremental cost of revenues related to the fair value adjustments to assets recorded in the Honeywell acquisition effective April 1, 2005 and in the Clarke American Acquisition effective December 15, 2005, which accounted for 5.0 percentage points of the gross margin decline. A portion of the decline was attributable to an incremental $1.3 million of legal settlements received in 2004 against which no costs were incurred.

Selling, General and Administrative Expenses

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Selling, general and administrative expenses	$6.0	$100.8	$39.2	$146.0	$147.5
% of revenues	24.9%	22.9%	25.4%	23.6%	24.3%

Selling, general and administrative expenses, as a percentage of revenues, decreased 0.7 percentage points to 23.6% reflecting success of our cost management efforts. Also, included in 2005 are $3.9 million of charges related to incremental acquisition related fair value adjustments to assets, restructuring and a contingent performance bonus related to the acquisition of Alcott Routon in March 2004. Partially offsetting these charges was a $3.5 million reduction in 2005 charges related to a stock option plan that was terminated in 2005 and group management fees charged by our former parent companies.

Interest Expense, net

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Interest expense, net	$(2.8)	$(2.4)	$(5.6)	$(10.8)	$(19.1)

Substantially all interest income and interest expense for years ended December 31, 2005 and 2004, was realized or incurred in connection with related party transactions with the exception of $2.8 million of interest expense incurred in the Successor period related to the new debt created as a result of the Clarke American Acquisition. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’ Interest expense, net declined by $8.3 million, primarily as the result of retiring related party debt.

Provision (Benefit) for Federal and State Income Taxes

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Statutory tax expense	$(0.7)	$17.9	$6.5	$23.7	$30.8
(Benefit) provision for state income taxes, net of federal benefit and other	(0.1)	1.4	0.7	2.0	5.3
Subtotal	(0.8)	19.3	7.2	25.7	36.1
Establishment (release) of liabilities for tax reserves	—	0.8	0.3	1.1	(12.6)
Total income tax (benefit) expense	$(0.8)	$20.1	$7.5	$26.8	$23.5
Effective tax rates:
Statutory tax expense	35.0%	35.0%	35.0%	35.0%	35.0%
Provision for state income taxes, net of federal benefit and other	2.2%	2.7%	3.9%	3.1%	6.0%
Subtotal	37.2%	37.7%	38.9%	38.1%	41.0%
Establishment (release) of liabilities for tax reserves	0.0%	1.5%	1.6%	1.6%	(14.3%)
Effective income tax rate	37.2%	39.2%	40.5%	39.7%	26.7%

The effective tax rate increased 13.0 percentage points in 2005 to 39.7%. The majority of this increase is attributable to a change in accrued liabilities for tax reserves, including a release of $12.6 million of reserves no longer needed as certain tax contingencies were resolved in 2004 and incremental accruals of $1.1 million in 2005, which accounted for an increase of 15.9 percentage points in the effective tax rate. These releases or additional accruals for tax reserves are made based upon annual reviews of potential tax liabilities. As part of the Clarke American Acquisition, Honeywell agreed to provide us indemnification for liabilities on tax positions that relate to pre-Clarke American Acquisition periods.

Results of Operations — Review of Business Segments

The Financial Institution segment is a leading provider of checks and related products, direct marketing services and contact center services to financial institutions through its Clarke American and Alcott Routon brands. The Financial Institution segment serves financial institutions that vary greatly in size, geographic range of operations, complexity of required services, technological capability and marketing sophistication. The Financial Institution segment is characterized by sole-source contracts with financial institutions for the sale of Clarke American’s check and related products to their customers, with contract terms generally ranging from three to five years.

The Direct to Consumer segment provides checks and related products to individual consumers and commercial institutions through its Checks In The Mail and B2Direct brands. In addition to checks and related products, we also offer check programs, customized business kits and treasury management supplies to retail business and direct selling organizations under our B2Direct brand.

Fiscal Year 2006 Compared to Combined Fiscal Year 2005

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Consolidated Net Revenues
Financial Institution	$523.0	$521.7	$20.3	$371.8	$129.6
Direct to Consumer	100.9	96.7	3.8	68.1	24.8
Total	$623.9	$618.4	$24.1	$439.9	$154.4
Operating Income
Financial Institution	$76.8	$70.6	$0.5	$49.4	$20.7
Direct to Consumer	10.2	7.7	0.2	4.1	3.4
Total	$87.0	$78.3	$0.7	$53.5	$24.1

Financial Institution Segment

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Net Revenues	$523.0	$521.7	$20.3	$371.8	$129.6
Operating income	$76.8	$70.6	$0.5	$49.4	$20.7
% of revenues	14.7%	13.5%	2.5%	13.3%	16.0%

Net Revenues

Revenues increased 0.2% for the year ended December 31, 2006. This was driven by an increase in revenues per unit, partially offset by a decrease in unit volume. Revenues per unit increased largely due to new products and services and ordinary-course price increases, partially offset by the non-recurrence of a one-time project that occurred in 2005 and reduced spending with some direct marketing customers. The decline in unit volume is largely attributable to the loss of a large client in the fourth quarter of 2005 and check usage declines.

Operating Income

Operating income as a percentage of revenues rose 1.2 percentage points for the year ended December 31, 2006, to 14.7%. The improvement in operating income as a percentage of revenues was primarily attributable to increased revenues per unit, cost reductions and a decrease in stock option compensation. The reduction to stock option compensation of $2.8 million was related to a plan that was terminated in 2005. Partially offsetting the improvements in operating income as a percentage of revenues was an increase in non-cash expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Clarke American Acquisition on December 15, 2005. Included in total expenses were non-cash amortization expenses related to fair value adjustments to assets as part of the acquisitions, of $26.0 million and $25.9 million for the years ended December 31, 2006 and December 31, 2005, respectively.

Direct to Consumer Segment

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Net Revenues	$100.9	$96.7	$3.8	$68.1	$24.8
Operating income	$10.2	$7.7	$0.2	$4.1	$3.4
% of revenues	10.1%	8.0%	5.3%	6.0%	13.7%

Net Revenues

Revenues increased 4.3% for the year ended December 31, 2006. Revenues per unit increased largely due to sales of non-check products and services such as stationery, deposit management products, secure delivery and fulfillment programs. The decrease in unit volume was largely attributable to industry check usage declines and lower customer response rates to direct mail advertisements.

Operating Income

Operating income as a percentage of revenues rose 2.1 percentage points for the year ended December 31, 2006, to 10.1%. The improvement in operating income as a percentage of revenues was primarily attributable to increased revenues per unit, cost reductions and a decrease in stock option compensation. The reduction to stock option compensation of $0.6 million is related to a plan that was terminated in 2005.

Combined Fiscal Year 2005 Compared to Predecessor (Novar) Fiscal Year 2004

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Consolidated Net Revenues
Financial Institution	$20.3	$371.8	$129.6	$521.7	$509.8
Direct to Consumer	3.8	68.1	24.8	96.7	97.8
Total	$24.1	$439.9	$154.4	$618.4	$607.6
Operating Income
Financial Institution	$0.5	$49.4	$20.7	$70.6	$95.4
Direct to Consumer	0.2	4.1	3.4	7.7	12.4
Other(1)	—	—	—	—	(0.8)
Total	$0.7	$53.5	$24.1	$78.3	$107.0

(1)	Other represents general and administrative expenses that were not allocated to the segments.

Financial Institution Segment

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues	$20.3	$371.8	$129.6	$521.7	$509.8
Operating income	$0.5	$49.4	$20.7	$70.6	$95.4
% of revenues	2.5%	13.3%	16.0%	13.5%	18.7%

Net Revenues

The 2.3% increase in revenues in 2005 was driven by a slight increase in unit volume and increased revenues per unit attributable to the full year impact and strong organic growth from Alcott Routon, which we acquired in March 2004. The slight increase in unit volume was largely attributable to the addition of two large financial institution clients and was partially offset by check usage decline. Revenues per unit declines were largely offset by increased units through our preferred channels, which generally generate higher revenues per unit than orders placed through our other order channels.

Operating Income

Operating income as a percentage of revenues declined 5.2 percentage points in 2005 to 13.5%. Included in 2005 are $25.2 million of incremental cost of sales and intangible and other amortization related to the Honeywell acquisition effective April 1, 2005 and the Clarke American Acquisition effective December 15, 2005, which accounted for 4.9 percentage points of the decline.

Direct to Consumer Segment

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues	$3.8	$68.1	$24.8	$96.7	$97.8
Operating income	$0.2	$4.1	$3.4	$7.7	$12.4
% of revenues	5.3%	6.0%	13.7%	8.0%	12.7%

Revenues

The 1.1% decrease in revenues in 2005 was driven by declines in unit volume, partially offset by increased revenues per unit. The decrease in unit volume was largely attributable to industry check usage declines and lower customer response rates to direct mail advertisements. Revenues per unit increased largely due to improvements in upselling premium products and services.

Operating Income

Operating income as a percentage of revenues declined 4.7 percentage points to 8.0%. Included in 2005 are $6.7 million of incremental intangible and other amortization related to the Honeywell acquisition effective April 1, 2005 and the Clarke American Acquisition effective December 15, 2005, which accounted for a 6.9 percentage point decline in operating income as a percentage of revenues. Partially offsetting this decline were cost reductions, including improvements in manufacturing technology and selective outsourcing.

Liquidity and Capital Resources

Long-Term Debt

Senior Secured Credit Facilities.    Concurrent with the completion of the Clarke American Acquisition, we, as borrower, entered into senior secured credit facilities, which included a revolving credit facility of $40.0 million maturing on December 15, 2010 and a $440.0 million term loan maturing on December 15, 2011. Portions of our revolving credit facility are available for the issuance of letters of credit and swing line loans.

All obligations under our credit facilities are guaranteed by our direct parent and by each of our direct and indirect present domestic subsidiaries and future wholly owned domestic subsidiaries. Our credit facilities are secured by a perfected first priority security interest in substantially all of our and the guarantors’ assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. At December 31, 2006, we had no foreign subsidiary.

Our term loan facility has an aggregate principal amount at maturity of $440.0 million. We received $437.8 million of proceeds from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method. Our term loan facility is required to be repaid in quarterly installments that commenced on March 31, 2006, in annual amounts of: $18.8 million in 2007, $28.1 million in 2008, $32.8 million in 2009, $37.5 million in 2010 and $281.4 million in 2011. Our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007 with respect to 2006. The quarterly installments have been adjusted for the effect of the 2006 excess cash flow payment of $26.4 million that was paid in the first quarter of 2007. The balance of the term loan facility is due in full in 2011. Loans under our credit facilities bear, at our option, interest at:

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

As of December 31, 2006, $425.0 million principal amount at maturity was outstanding under our term loan facility, and $1.8 million of the original discount remained unamortized. As of December 31, 2006, no amounts were drawn under our $40.0 million revolving credit facility, and we had $34.6 million available for borrowing (giving effect to the issuance of $5.4 million of letters of credit). The amount of excess cash flow payment, for the 2006 period, included in current maturities was $26.4 million at December 31, 2006. The excess cash flow payment will reduce the future quarterly payment amounts on a pro-rata basis over the term of the loan.

During February 2006, we entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0 million, which became effective on July 1, 2006 and is accounted for as a cash flow hedge. The hedge swaps the underlying variable rate for a fixed rate of 4.992%. The purpose of this hedge transaction is to limit our risk on a portion of our variable rate senior secured credit facilities.

Senior Notes.    Concurrent with the completion of the Clarke American Acquisition, we issued $175.0 million principal amount of 11.75% Senior Notes. The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year. The Senior Notes are unsecured and are therefore effectively subordinated to all of our senior secured indebtedness, including that outstanding under our credit facilities. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on our ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. We must offer to repurchase all of the Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. We must also offer to repurchase the Senior Notes with the proceeds from certain sales of assets, if we do not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of our subsidiaries, all of which are 100% owned by us.

Liquidity Assessment

In addition to our normal operating cash and working capital requirements and service of our indebtedness, we also require cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments (referred to as ‘‘prepaid rebates’’) to financial institution clients as follows:

•	Capital Expenditures. We incurred $14.7 million in capital expenditures and $1.0 in capitalized interest in 2006, primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. Our total capital expenditures (including a capitalized lease of $6.8 million) in 2005 were $25.2 million of similar investments.

•	Prepaid Rebates. During 2006, we made $15.7 million of contract acquisition payments to financial institution clients. We incurred $24.6 million in contract acquisition payments in 2005.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments and other expenses related to the planned restructuring or consolidation of some of our operations. We have made $4.0 million of such payments in 2006.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under our revolving credit facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for at least the next twelve months.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our ability to generate cash in the future that, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may not be able to generate sufficient future cash flow from operations, and future borrowings may not be available to us under our credit facilities in an amount sufficient to enable us to repay our debt, including the Senior Notes, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Senior Notes, on or before maturity. We may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Senior Notes and our credit facilities, may limit our ability to pursue any of these alternatives. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, decreases in check usage, increases in competitive activity, adverse changes among our highly-concentrated financial institution clients or additional adverse legislative changes.

In connection with the acquisition of Harland, we expect to incur additional indebtedness, the proceeds of which, together with cash on hand, will be used to finance the purchase price of the acquisition, to refinance existing Clarke American and Harland debt and to pay related premiums, fees and other expenses. We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including our new indebtedness currently anticipated to be incurred in connection with the acquisition, and cash on hand will be adequate to complete the acquisition and pay related transaction expenses and to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for at least the next twelve months.

Cash Flow Summary

Fiscal Year 2006 Compared to Combined Fiscal Year 2005

	Successor	Combined(1)	Successor	Predecessor (Honeywell)	Predecessor (Novar)
$ in millions	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Cash provided by (used in):
Operating activities	$79.2	$117.0	$4.3	$99.7	$13.0
Investing activities	(15.7)	(18.4)	(1.1)	(14.7)	(2.6)
Financing activities	(39.2)	(98.9)	0.4	(94.1)	(5.2)
Net increase (decrease) in cash and cash equivalents	$24.3	$(0.3)	$3.6	$(9.1)	$5.2

(1)	The Combined 2005 Cash Flow Summary does not reflect $617.0 million of indebtedness incurred in connection with the Clarke American Acquisition in December 2005.

Cash provided by operating activities decreased during 2006 by $37.8 million compared to 2005. Net income for 2006 was $21.2 million lower than 2005 and included $49.2 million of incremental interest expense, net and approximately $3.4 million of incremental depreciation, amortization and other non-cash charges resulting from the Clarke American Acquisition. Cash provided by other operating activities was lower for 2006 due to $33.6 million of nonrecurring 2005 transactions with affiliates. These changes were partially offset by $10.6 million of lower prepaid and accrued rebates, net of amortization, and a net $3.0 million source of cash from changes in other operating assets and liabilities. The affiliate transactions were discontinued after the completion of the Clarke American Acquisition. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Cash used in investing activities decreased by $2.7 million during 2006 primarily due to decreased capital expenditures.

Cash used in financing activities during 2006 decreased by $59.7 million. The change in cash used in financing activities was due to a $63.1 million decrease in dividend payments and a $35.9 million decrease in net affiliate loan repayments, partially offset by a $27.7 million increase in net external loan repayments, $9.8 million related to cash overdrafts, and a $1.8 million reduction in cash sourced from other financing activities.

Combined Fiscal Year 2005 Compared to Predecessor (Novar) Fiscal Year 2004

	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Combined(1)	Predecessor (Novar)
$ in millions	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004
Cash provided by (used in):
Operating activities	$4.3	$99.7	$13.0	$117.0	$63.3
Investing activities	(1.1)	(14.7)	(2.6)	(18.4)	(28.0)
Financing activities	0.4	(94.1)	(5.2)	(98.9)	(35.1)
Net increase in cash and cash equivalents	$3.6	$(9.1)	$5.2	$(0.3)	$0.2

(1)	The Combined 2005 Cash Flow Summary does not reflect $617.0 million of indebtedness incurred in connection with the Clarke American Acquisition in December 2005.

Cash provided by operating activities increased during 2005 by $53.7 million compared to 2004. Net income for 2005 was $23.7 million lower than in 2004 but included approximately $32.6 million of depreciation, amortization and other non-cash charges resulting from the Honeywell acquisition and the Clarke American Acquisition. Other incremental cash generated from operating activities included $43.8 million attributable to transactions with affiliates and $1.0 million from changes in other operating assets and liabilities. The affiliate transactions were discontinued after the completion of the Clarke American Acquisition. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Cash used in investing activities decreased by $9.6 million during 2005 compared with 2004 due primarily to the acquisition of Alcott Routon Inc. in March 2004, net of cash for $11.4 million partially offset by a $1.1 million increase in capital expenditures in 2005 due to new growth initiatives.

Cash used in financing activities during 2005 increased by $63.8 million, compared to 2004. The change in cash used in financing activities was largely due to related party financing activities, which were discontinued after the Clarke American Acquisition. See ‘‘— Presentation of Financial Information — Related Party Financing Activities.’’

Contractual Obligations and Commitments

As of December 31, 2006, our contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 Years	4 to 5 Years	After 5 Years
	(in millions)
Contractual obligations
Long-term debt obligations, including current portion (1)	$601.0	$45.6	$61.5	$318.9	$175.0
Interest on long-term debt (2)	282.2	54.5	102.8	83.8	41.1
Capital lease obligation (3)	5.1	1.6	3.2	0.3	—
Operating lease obligations (4)	41.4	8.0	15.2	10.7	7.5
Raw material purchase obligations	9.7	9.7	—	—	—
Other liabilities and indebtedness	5.2	0.4	2.7	0.7	1.4
Client incentives	62.1	22.8	24.9	12.4	2.0
Other purchase obligations (5)	46.8	18.4	21.8	6.6	—
Total	$1,053.5	$161.0	$232.1	$433.4	$227.0

(1)	Long-term debt obligations include amounts outstanding under our $440.0 million term loan facility described above under ‘‘— Long-Term Debt — Senior Secured Credit Facilities,’’ $175.0 million of Senior Notes described under ‘‘— Long-Term Debt — Senior Notes’’ and $1.0 million of other indebtedness. Principal payments due in less than 1 year of $45.6 million include $26.4 million for the 2006 excess cash flow payment that was paid in the first quarter of 2007.

(2)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2006, with the exception that, effective July 1, 2009, the $150.0 million notional amount of our hedge increases to the rate in effect at December 31, 2006. It also assumes that levels of borrowing under our revolving credit facility remain at zero, as it was on December 31, 2006, and all mandatory payments are made.

(3)	The capital lease obligation includes both principal repayments and interest payments and is further discussed in Note 14 to the accompanying financial statements.

(4)	Operating lease obligations are further discussed in Note 10 to the accompanying consolidated financial statements.

(5)	Other purchase obligations include vendor commitments for information technology services, advertising and payments due under royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligation presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs.

At December 31, 2006, we had a net deferred tax liability of $218.8 million. Deferred income tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. Thus, these liabilities have not been included in the contractual obligations table. There are also long-term liabilities related to retirement benefits at December 31, 2006 of $1.6 million for which the timing of payment is uncertain and is not included in the contractual obligations table.

Environmental Matters

We do not believe that there is any significant or material environmental issue facing us with respect to facilities, equipment, and property. While we believe we are in substantial compliance with existing laws and regulations, we may incur substantial costs related to such compliance in the future.

Inflation

Highly competitive market conditions have minimized the impact of inflation on the selling prices of our products and the costs of our purchased materials. Cost increases for material and labor have generally been low, and productivity and supply chain initiatives have largely offset any impact.

Forward-Looking Statements

This annual report for the year ended December 31, 2006, as well as certain of our other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. These statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this annual report, including those regarding our strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects, plans and objectives of management, are forward-looking statements. When used in this annual report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this annual report are reasonable, such plans, intentions or expectations may not be achieved. In addition, we encourage you to read the summary of our critical accounting policies under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in our SEC filings and those of our parent M & F Worldwide, the factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements contained in this annual report include:

•	our substantial indebtedness;

•	covenant restrictions under our indebtedness that may limit our ability to operate our business and react to market changes;

•	increases in interest rates;

•	the maturity of the principal industry in which we operate and trends in the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our business;

•	interruptions or adverse changes in our supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials;

•	our ability to attract, hire and retain qualified personnel;

•	our ability to protect our customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection that could harm our business;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our business and reputation;

•	our ability to successfully manage future acquisitions;

•	sales and other taxes which could have adverse effects on our business;

•	environmental risks;

•	approval of the acquisition by the stockholders of Harland;

•	the inability to consummate the acquisition of Harland or, if consummated, integrate the operations of Harland in a manner that realizes all of the potential benefits of the acquisition; and

•	the results of the review of the acquisition of Harland by regulatory agencies, and any conditions imposed in connection with consummation of the acquisition.

You should read carefully the factors described in the section entitled ‘‘Risk Factors’’ of this annual report for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this annual report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk from changes in interest rates, which could affect our business, results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities. In order to manage our exposure to fluctuations in interest rates, we entered into interest rate derivative transactions in 2006 in the form of interest rate swaps, as further described in the notes to the financial statements included elsewhere in this annual report.

At December 31, 2006, we had $425.0 million of term loans outstanding under our senior secured credit facility and $5.4 million of letters of credit outstanding under our revolving credit facility. All of these outstanding loans are Eurodollar Loans. We are subject to risk due to changes in interest rates. We believe that a hypothetical 10% increase or decrease in current interest rates applicable to our floating rate debt outstanding as of December 31, 2006 would result in an increase or decrease in our annual interest expense of approximately $2.3 million per year.

During February 2006, we entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0 million. The hedge swaps the underlying variable rate for a fixed rate of 4.992%. The purpose of this hedge transaction is to limit our risk on a portion of the variable rate senior secured credit facilities. For the year ended December 31, 2006, we recorded a $0.3 million benefit as a reduction of interest expense from this hedge transaction. We did not have any interest rate swap agreements in effect at December 31, 2005.

Item 8.	Financial Statements and Supplementary Data

See the financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements on page F-1 herein. All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of Clarke American’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of December 31, 2006. Based on that evaluation, Clarke American’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position
Charles T. Dawson	57	President and Chief Executive Officer; Director
Peter A. Fera, Jr	38	Senior Vice President and Chief Financial Officer
Alan Westfall	59	Executive Vice President and Chief Operating Officer
J. Daniel Singleton	47	Senior Vice President Partnership Development
Steven L. Reynolds	46	Senior Vice President and Chief Information Officer
Brad Wheeless	51	Senior Vice President Administrative Services
Howard Gittis	72	Director
Barry F. Schwartz	57	Director
Paul G. Savas	43	Director

Charles T. Dawson was appointed President and Chief Executive Officer in April 2005 and was elected as one of our directors at the completion of the Clarke American Acquisition. Mr. Dawson has over 30 years of experience in the security printing industry. Mr. Dawson was the Chief Executive Officer for Rocky Mountain Bank Note before joining us in 1992. His previous roles at Clarke American were Executive Vice President/General Manager of Partnership Development from February 2003 to April 2005 and Senior Vice President/General Manager of the National Account/Securities/Business Development divisions from July 2000 to February 2003. Mr. Dawson holds a BA in Marketing and a MBA from Lamar University. Mr. Dawson is also a director of M & F Worldwide Corp., which is required to file reports under the Securities Exchange Act of 1934.

Peter A. Fera, Jr. was appointed Senior Vice President and Chief Financial Officer in April 2005. Previously, Mr. Fera had been with Honeywell for seven years and held a variety of leadership positions in finance and marketing. Most recently he served as Chief Financial Officer for the Aircraft Landing Systems business of Honeywell from October 2003 to April 2005 in South Bend, Indiana. At Honeywell, he also served as Director of Finance – Business Analysis and Planning from February 2002 to October 2003 and Global Marketing Manager from October 2000 to February 2002. Earlier in his career he held operational and engineering roles at General Electric. A graduate of the University of Pennsylvania with a bachelor’s degree in mechanical engineering, Mr. Fera also earned a master’s degree in mechanical engineering from the Massachusetts Institute of Technology and an MBA in management from MIT’s Sloan School of Management.

Alan Westfall has served as Executive Vice President and Chief Operating Officer since May 2006. Prior to assuming his current role, Mr. Westfall held various positions at Clarke American, including Operations Manager, Senior Operations Manager, Regional Operations Manager, Vice President and General Manager of the Business Products Division and Executive Vice President of Operations and served as President and Chief Executive Officer of Checks In The Mail from July 2000 to May 2006. Mr. Westfall holds a BA in Organizational Management from Warner Southern College and has completed the Executive Program at Darden Graduate School of Business Administration at the University of Virginia. Mr. Westfall currently serves on the board of the Check Payment Systems Association.

J. Daniel Singleton was appointed Senior Vice President of Partnership Development in January 2006. Previously, Mr. Singleton held various positions at Indalex Aluminum Solutions, a former affiliate of Novar, including Vice President and General Manager, Specialty Products and Business Unit President South, and Senior Vice President of Sales, Marketing, and International, from 2000 until January 2006. Mr. Singleton holds a BS in Business Administration from the University of Florida.

Steven L. Reynolds has served as Senior Vice President and Chief Information Officer since January 2004. Prior to joining us, Mr. Reynolds was Executive Vice President and Chief Information

Officer for Pegasus Solutions, where he spent eleven years. Prior to Pegasus Solutions, Mr. Reynolds spent ten years at Texas Instruments in the Information Systems and Services Division, where he held several positions in IT development, operations and management. Mr. Reynolds earned his BS in Computer Science from Texas A&M at Commerce in 1982.

Brad Wheeless has served as Senior Vice President of Administrative Services since August 2006. Prior to assuming this role, Mr. Wheeless held a wide range of positions over his 20 years with us, including Senior Vice President of Security and Partner Support from January to August 2006, Senior Vice President of Corporate Development from May 2004 to January 2006, Senior Vice President of Human Resources from August 2000 to May 2004, Vice President and General Manager of the Credit Union Division, Vice President of Corporate Quality, Acting Vice President of Finance and Chief Financial Officer and Controller and Vice President of Operations Accounting. Mr. Wheeless holds a BBA in Accounting from Sam Houston State University and is a Certified Public Accountant.

Howard Gittis has been one of our directors since the completion of the Clarke American Acquisition. Mr. Gittis has been a director of M & F Worldwide since 1995. He has served as M & F Worldwide’s Chairman of the Board, President and Chief Executive Officer since 2000. Mr. Gittis has been Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since 1985. Mr. Gittis is also a director of the following organizations which are required to file reports under the Securities Exchange Act of 1934: Allied Security Holdings LLC, Jones Apparel Group, Inc., Revlon, Inc. and Scientific Games Corporation.

Barry F. Schwartz has been one of our directors since the completion of the Clarke American Acquisition. Mr. Schwartz has been Executive Vice President and General Counsel of M & F Worldwide since 1996. He has been Executive Vice President and General Counsel of MacAndrews & Forbes Holdings Inc. and various affiliates since 1993 and was Senior Vice President of MacAndrews & Forbes Holdings Inc. and various affiliates from 1989 to 1993. Mr. Schwartz is also a director of the following organizations which are required to file reports under the Securities Exchange Act of 1934: Scientific Games Corporation and Revlon Consumer Products Corporation.

Paul G. Savas has been one of our directors since May 1, 2006. Mr. Savas has been Executive Vice President and Chief Financial Officer of M & F Worldwide since May 2006 and previously served as the Senior Vice President of Finance of M & F Worldwide since 2002. He has been Executive Vice President – Finance of MacAndrews & Forbes Holdings Inc. and various affiliates since April 2006, and was Senior Vice President – Finance of MacAndrews & Forbes Holdings Inc. and various affiliates from 2002 until April 2006. Mr. Savas joined MacAndrews & Forbes Holdings Inc. in 1994 as Director of Corporate Finance and was appointed Vice President – Finance in 1998. Mr. Savas is also a director of SIGA Technologies Inc., which is required to file reports under the Securities Exchange Act of 1934.

Code of Ethics

Although we do not have a code of ethics, as a wholly owned subsidiary of M & F Worldwide, each of our principal executive officer, principal financial officer and principal accounting officer is subject to M & F Worldwide’s Code of Business Conduct and Ethics. The Code is available on M & F Worldwide’s website at www.mandfworldwide.com.

Board of Directors

Our board of directors is composed of four individuals. These members are Charles T. Dawson, Howard Gittis, Barry F. Schwartz and Paul G. Savas. The exact number of members of our board is to be determined from time to time by resolution of a majority of our full board of directors.

Board Committees

We do not have standing audit, nominating or compensation committees because we are a wholly owned subsidiary of M & F Worldwide. M & F Worldwide’s Audit Committee serves as our audit committee. The Audit Committee operates under a written charter which is available on M & F Worldwide’s website at www.mandfworldwide.com. The board of directors of M & F Worldwide has determined that each of the members of the Audit Committee is ‘‘independent’’ within the meaning of the NYSE listing standards applicable to audit committee members.

Item 11.    Executive Compensation

Material Compensation Principles

The material principles underlying the Company’s executive compensation policies and decisions include (1) evaluating the Chief Executive Officer’s performance in light of approved Company goals and determining the Chief Executive Officer’s compensation level based on such evaluation, (2) recommending for approval the compensation plans and incentive compensation plans for the Company’s executive officers other than the Chief Executive Officer, (3) establishing compensation-related performance objectives under the Executive Bonus Plan that support and reflect the Company’s strategic plan and goals, (4) ensuring that the compensation philosophy and structure is in line with and supports the Company’s business strategy and financial objectives, and (5) reviewing and approving recommendations on all significant aspects of the Company’s pay and benefit programs including, but not limited to, the Company’s bonus plans, merit budgets, employee benefit plans, and succession planning.

Compensation Objectives

The objectives of the Company’s compensation programs are to enable the Company to attract, retain, and motivate key talent critical to the long term success of the Company and to reinforce the relationship between pay and performance by linking a portion of compensation to actual Company performance and making it subject to the achievement of financial goals. The compensation programs are designed to reward achievement of both short term and long term strategic business objectives and financial goals.

Compensation Elements

The elements of compensation include base pay, annual merit increases and promotion opportunities, annual executive bonus plan, long term incentive compensation plan, and other benefits and perquisites including club membership, car allowance, and cell phones. All compensation elements together are intended to compensate, retain, and motivate employees for work performed to achieve Company short and long-term goals.

We evaluate the achievement of personal goals in support of identified Company objectives, in part, to determine base pay and merit increases. Base pay and merit increase opportunities are determined through a performance management process which is used to evaluate the individual’s leadership competencies, achievement of personal goals in support of Company objectives and the evaluation of position-critical skills.

Base pay provides a base level of monthly income that is not subject to any performance-related risk. Base salaries are set by evaluating median base pay from salary surveys of other similarly sized companies. The Company recently reviewed an analysis prepared by an external compensation consultant that included market comparisons of U.S. companies of comparable sizes within the printing, direct mail and telemarketing industries. The median of the market, along with the scope of the position and the experience of the executive are used to place the position into an executive pay grade. We paid the following base salaries to the following individuals, referred to as our ‘‘Named Executive Officers,’’ or ‘‘NEOs’’ in 2006:

•	the base salary paid to Charles T. Dawson (President and Chief Executive Officer) for 2006 was $587,500.

•	the base salary paid to Peter A. Fera, Jr. (Senior Vice President and Chief Financial Officer) for 2006 was $292,308.

•	the base salary paid to Alan Westfall (Executive Vice President and Chief Operating Officer) for 2006 was $317,885.

•	the base salary paid to J. Daniel Singleton (Senior Vice President Partnership Development) for 2006 was $271,154.

•	the base salary paid to Steven L. Reynolds (Senior Vice President and Chief Information Officer) for 2006 was $273,257.

The actual salaries reflected above for Messrs. Dawson, Westfall, Singleton and Reynolds were less than the annualized rate of pay set forth in each contract. Mr. Westfall assumed his current position in May 2006, including a pay increase. Mr. Singleton began employment with the Company on January 23, 2006.

Annual merit increases and promotion opportunities are determined through annual review of individual performance against goals, position-required skills, and leadership competencies. Mr. Dawson considered certain factors in the determination of merit increases for Mr. Fera, Mr. Westfall, Mr. Singleton and Mr. Reynolds each of whom report directly to the Chief Executive Officer: market salaries for similar positions and the Company’s overall performance as well as the individual performance of each. The only merit increase implemented during 2006 was for Mr. Reynolds raising his annual salary from $268,000 to $276,040 effective April 23, 2006.

Adjusted EBITDA targets are used in determining annual bonus payments and payments under the M & F Worldwide 2005 Long Term Incentive Plan (the ‘‘LTIP’’). Adjusted EBITDA is a non-GAAP measure representing EBITDA (net income before interest income and expense, income taxes, depreciation and amortization) adjusted to reflect the impact of a number of items the Company does not consider indicative of its ongoing performance such as restructuring costs, certain non-operational items, stock-based compensation, group management fees, certain stand-alone costs, an earn-out related to our Alcott Routon acquisition, and other non-cash adjustments. The Company believes adjusted EBITDA is the accurate assessment of its performance for the foregoing reasons and also because it excludes acquisition-related expenses.

The annual executive bonus plan is designed to focus the executive on achievement of profitability goals for the current year. The annual bonus plan is based on achievement of 90% to 145% of the annual adjusted EBITDA target. The amount of bonus opportunity is tied to a percentage of salary increasing incrementally as performance against goal increases incrementally. The resulting bonuses for each NEO, based on achievement of a pre-set adjusted EBITDA target, are as follows:

•	the bonus for Mr. Dawson for 2006 was $684,250.

•	the bonus for Mr. Fera for 2006 was $258,750.

•	the bonus for Mr. Westfall for 2006 was $301,875.

•	the bonus for Mr. Singleton for 2006 was $258,750.

•	the bonus for Mr. Reynolds for 2006 was $180,350.

The LTIP is designed to focus the executive on achievement of the long-term profitability goals. The LTIP is cash-based with a three-year performance cycle. An LTIP bonus pool is comprised of 20% of our adjusted EBITDA achieved in excess of the target EBITDA. The participating executives’ ultimate payout at the end of the third year will be based on the three-year overall performance. The Board of Directors of M & F Worldwide determines individual participation in the LTIP. The amount an individual executive shares in the bonus pool is set forth in the individual’s LTIP award agreement. The LTIP payments can decrease materially if Company EBITDA targets are not achieved as set forth in the plan documents. While the Company expects the targets to be met, the Company is not certain it will achieve in excess of those targets. Mr. Reynolds does not participate in the LTIP.

Other benefits and perquisites are offered in order to provide a competitive total compensation and benefits package. Executive officers participate in other benefit plans generally available to all employees on the same terms as similarly situated employees such as group medical insurance and participation in and matching through the Company sponsored 401(k) plan. Executive officers also receive benefits available to other officers such as a monthly car allowance, life insurance, annual physicals and a cell phone. Some executive officers are also provided private country club membership. The Chief Executive Officer is provided a leased company car rather than a car allowance, and is permitted to travel first class. Both the Chief Executive Officer and the Chief Operating Officer also are allowed reimbursements for gas mileage.

Compensation in the form of bonus opportunity or compensation in the form of base pay, merit increases and promotion opportunities can increase or decrease materially in the event of a change in scope of position responsibilities, in light of performance, and in response to market compensation rates.

Payments in connection with termination without cause are in the form of severance and are set forth in an individual’s employment agreement.

Severance payments are generally provided as part of the compensation package, in line with market practices. The Company believes severance payment opportunities encourage NEO’s to continue to perform in the best interests of the Company.

Tax treatments of annual bonuses and the LTIP impact the timing of payout to the executive. Payments may be delayed in order to avoid accelerated or additional tax under Section 409A of the Internal Revenue Code (the ‘‘I.R.C.’’) Also, the executive annual bonus plan and LTIP were created to require either or both shareholder and M & F Worldwide compensation committee approvals in order to qualify under the I.R.C. as ‘‘performance-based compensation.’’

Role Of Executive Officers In Compensation Process

The Chief Executive Officer recommends business performance targets and objectives to M & F Worldwide, evaluates the performance, and recommends compensation for executive officers other than the Chief Executive Officer.

The compensation policies and decisions for all executive officers are evaluated by the Company, in consultation with M & F Worldwide. Targets are set consistent with annual budgets presented to and approved by M & F Worldwide. The Company is confident it will achieve its targets if its management team satisfies individual and collective performance objectives.

Report of the Board Of Directors

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Submitted by:	Charles T. Dawson
Howard Gittis
Barry F. Schwartz
Paul G. Savas

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(a)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(b)	Total ($)
Charles T. Dawson President & CEO	2006	587,500	n/a	n/a	n/a	1,002,750	n/a	63,520	1,653,770
Peter A. Fera, Jr. SVP & CFO	2006	292,308	n/a	n/a	n/a	322,450	n/a	142,000	756,758
Alan Westfall EVP & COO	2006	317,885	n/a	n/a	n/a	435,645	n/a	47,537	801,067
J. Daniel Singleton SVP Partnership Development	2006	271,154	n/a	n/a	n/a	335,190	n/a	16,840	623,184
Steven L. Reynolds SVP & CIO	2006	273,257	n/a	n/a	n/a	180,350	n/a	27,261	480,868

(a)	The compensation listed in this column consists of (i) the amounts paid under the annual Executive Bonus Plan for performance in 2006 in the following amounts: Dawson $684,250, Fera $258,750, Westfall $301,875, Singleton $258,750, and Reynolds $180,350; (ii) amounts earned but not yet paid under the LTIP in the following amounts which are estimates based on 2006 performance only (any payment under the LTIP will be based on three-year performance through 2008): Dawson $318,500, Fera $63,700, Westfall $133,770, and Singleton $76,440.

(b)	The compensation listed in this column consists of (i) car allowance or the value of the personal use of the leased vehicle and employer provided gas in the following amounts: Dawson $15,843, Fera $5,940, Westfall $8,340, Singleton $5,445, and Reynolds $5,940; (ii) $119,447 in housing reimbursement and relocation for Fera which includes the tax gross-up on the taxable portion of the reimbursement ($41,546 net taxable portion grossed up to $58,079); (iii) country club fees in the following amounts: Dawson $3,880, Fera $1,993, Westfall $6,305, Reynolds $3,585; (iv) term life insurance premiums in the following amounts: Dawson $2,162, Fera $572, Westfall $1,385, Singleton $549, and Reynolds $599; (v) employer contributions to the 401(k) plan and a supplemental non-qualified excess benefit plan in the following amounts: Dawson $33,783, Fera $14,048, Westfall $19,483, Singleton $10,846, and Reynolds $17,137; and (vi) other compensation for Dawson in the amount of $7,852 for the tax gross-up on the personal use of company vehicle, and other compensation for Westfall in the amount of $12,024 which includes gas reimbursements in the amount $1,447 and a $10,577 payout for earned but unused vacation after transferring from Checks In The Mail, Inc. to Clarke American Checks, Inc.

Each of Mr. Dawson and Mr. Westfall has an employment contract for a term of three years. Each of Mr. Fera and Mr. Singleton has an employment contract for a term of two years. Mr. Reynolds does not have an employment contract for a term of years, but rather is employed at-will. An offer letter outlines the elements of Mr. Reynolds’ compensation and benefits.

The elements of NEO compensation are based upon the applicable employment contract (or offer letter), the LTIP Agreement, Company policy, or application of past practice. Specifically, the salary for Messrs. Dawson, Fera, Westfall and Singleton are set under the terms of their respective employment contracts. Mr. Reynolds’ salary is based upon an original offer letter and a subsequent merit increase provided pursuant to Company policy governing such increases. Messrs. Dawson, Fera, Westfall and Singleton each have LTIP agreements. Mr. Reynolds does not have an LTIP agreement. Bonus Plans for each of Messrs. Dawson, Fera, Westfall and Singleton are outlined within their respective employment contract and LTIP Agreement. Mr. Reynolds’ Bonus Plan is contained within his offer letter. Participation in the 401(k) and BEP are pursuant to the plan documents. All other compensation is provided pursuant to Company policy or practice according to their respective positions.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Charles T. Dawson	—	24,983	4,889	—	100,777
Peter A Fera, Jr.	—	5,248	107	—	5,355
Alan Westfall	—	10,683	3,945	—	79,234
J. Daniel Singleton	—	2,046	28	—	2,074
Steven L. Reynolds	—	8,337	1,432	—	30,910

(1)	The amounts reported are included as part of ‘‘All Other Compensation’’ in the Summary Compensation Table.

(2)	The amounts reported are not included in the Summary Compensation Table.

(3)	Total balance of the executive’s account as of the end of the Company’s last fiscal year. Company contributions to the Benefit Equalization Plan (the ‘‘BEP’’) reported in the Summary Compensation Table for the prior year are as follows: Mr. Dawson – $34,715; Mr. Westfall – $19,539; Mr. Reynolds – $18,354.

Material Features of the Deferred Compensation Plan

The Deferred Compensation Plan is a non-elective, nonqualified deferred compensation plan known as the Benefits Equalization Plan, or BEP. Its primary purpose is to serve as a supplemental benefit program for employees whose Company contributions to the 401(k) plan are limited due to IRS annual qualified plan compensation limits. In 2006, the qualified plan compensation limit was $220,000. All employees whose eligible earnings are greater than the IRS qualified plan compensation limit are automatically eligible for this benefit.

Employees may not defer income into this plan. Once the employee’s eligible compensation reaches the qualified plan (401(k) plan) compensation limit, the 401(k) Company match (4% match on eligible earnings) is no longer deposited into the qualified plan but instead, is credited to the employee’s BEP account.

The BEP is an unfunded deferred compensation plan. Interest is credited to each participant’s account based upon the 10-Year U.S. Treasury Bond yield as in effect on the first business day of the plan year rounded to the next higher one-half percent, plus one percent. For plan year 2006, the rate is determined as follows:

10-Year U.S. Treasury Bond yield for 1/3/2006	4.37%
Rounded to the next higher 0.5%	4.5%
Add 1.00%	5.5%

This methodology of applying interest is based on the language outlined in the BEP. Interest rates are provided annually by an outside compensation consultant.

Distributions are allowed only at termination, retirement, death, or disability and are to be paid within 90 days of such a qualifying event.

Potential Payments upon Termination or Change-in-Control

If the employment of Mr. Dawson is terminated for cause, he will not be entitled to any further compensation. In the case of termination of the employment of Mr. Dawson without cause, Mr. Dawson will be entitled to receive:

•	continued payment of his base salary for a period of two years after the termination;

•	continued participation in applicable welfare benefit plans for 12 months after the termination;

•	continued contribution to the employer portion of employee premiums of welfare benefit plans for a period of 12 months after termination; and,

•	a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable to him but for the termination of his employment.

If the employment of Mr. Westfall is terminated for cause, he will not be entitled to any further compensation. In the case of termination of the employment of Mr. Westfall without cause, Mr. Westfall will be entitled to receive:

•	continued payment of his base salary for a period of one year after the termination;

•	continued participation in applicable welfare benefit plans for 12 months after the termination;

•	continued contribution to the employer portion of employee premiums of welfare benefit plans for a period of 12 months after termination; and,

•	a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable to him but for the termination of his employment.

Mr. Westfall has an additional entitlement upon his retirement:

•	if it occurs on or after May 22, 2009; and

•	if he continues to hold the position of Executive Vice President and Chief Operating Officer immediately prior to such retirement, include an amount equal to one year of base salary continuation, continuation for 12 months of group health plan benefits at the cost of the regular premium for such benefits shared in the same relative proportion as in effect on the date of termination, and a pro rata annual bonus. Retirement benefits are in lieu of other benefits otherwise provided for under Mr. Westfall’s employment contract.

If the employment of Mr. Fera is terminated for cause, he will not be entitled to any further compensation. In the case of termination of the employment of Mr. Fera without cause, Mr. Fera will be entitled to receive:

•	continued payment of his base salary for a period of 18 months after the termination;

•	continued participation in applicable welfare benefit plans for 12 months after the termination;

•	continued contribution to the employer portion of employee premiums of welfare benefit plans for a period of 12 months after termination; and,

•	a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable to him but for the termination of his employment.

If the employment of Mr. Singleton is terminated for cause, he will not be entitled to any further compensation. In the case of termination of the employment of Mr. Singleton without cause, Mr. Singleton will be entitled to receive:

•	continued payment of his base salary for a period of 18 months after the termination;

•	continued participation in applicable welfare benefit plans for 12 months after the termination;

•	continued contribution to the employer portion of employee premiums of welfare benefit plans for a period of 12 months after termination; and,

•	a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable to him but for the termination of his employment.

If the employment of Mr. Reynolds is terminated for cause or if he should resign voluntarily, he will not be entitled to any further compensation. In the case of termination of the employment of Mr. Reynolds without cause, Mr. Reynolds will be entitled to receive:

•	severance equal to 12 months of his base salary;

•	continued participation in applicable welfare benefit plans for 6 months after the termination;

•	continued contribution to the employer portion of employee premiums of welfare benefit plans for a period of 6 months after termination; and

•	reimbursement up to $10,000 for outplacement expenses.

LTIP payments are forfeited upon the termination of each executive’s employment, other than due to death or disability, prior to December 31, 2008. If the executive dies or is terminated due to disability prior to December 31, 2008, he shall receive a pro rata payment at the time LTIP payments are otherwise paid. In the event of a change of control (as defined in the award agreement) prior to December 31, 2008, the Compensation Committee of M & F Worldwide has the discretion to award a LTIP payment with respect to the period of time that has elapsed during the award term prior to the change of control.

Each executive is bound by a one-year or a two-year non-competition covenant (depending on the executive) as well as a two-year non-solicitation covenant. Breach of either the non-competition or the non-solicitation covenants will result in a cessation of payment of salary continuation and premium rates under the group health benefits.

TERMINATION AND CHANGE IN CONTROL SCHEDULE

Name & Principal Position	Separation Pay (1) ($)	LTIP Accelerated Payment(2) ($)	Vacation(3) ($)	Health/ Welfare Plans(4) ($)	Executive Annual Bonus Plan(5) ($)	Outplacement Assistance(6) ($)	Deferred Compensation Plan Balance(7) ($)	Total ($)
Charles T. Dawson, President & CEO	1,190,000	318,500	11,077	5,795	684,250	30,000	100,777	2,340,399
Peter A. Fera, Jr. SVP & CFO	450,000	63,700	n/a	7,714	258,750	30,000	5,355	815,519
Alan Westfall EVP & COO	350,000	133,770	31,731	6,752	274,175	30,000	79,234	905,662
J. Daniel Singleton SVP Partnership Development	450,000	76,440	n/a	7,714	258,750	30,000	2,074	824,978
Steven L. Reynolds SVP & CIO	276,040	n/a	n/a	3,857	n/a	10,000	30,910	320,807

(1)	For Mr. Dawson, Mr. Fera, Mr. Westfall, and Mr. Singleton, in the case of the termination of the executive without cause (as defined in each employment agreement), the executive will be entitled to receive continued payment of base salary for the following periods: a period of 24 months in the case of Mr. Dawson, 18 months in the case of Mr. Singleton and Mr. Fera, and 12 months in the case of Mr. Westfall and Mr. Reynolds.

(2)	Although LTIP payments are generally forfeited upon the termination of the executive’s employment, in the case of death or disability prior to December 31, 2008, the executive shall receive a pro rata payment at the time LTIP payments are otherwise paid. The amounts listed assume death or disability at December 31, 2006 for purposes of calculating the entitlement. If a change of control occurs prior to December 31, 2008 the Compensation Committee of M & F Worldwide has the discretion to award a LTIP payment with respect to the period of time that has elapsed during the award term prior to the change of control.

(3)	Upon termination, the executive is entitled to his earned and unused vacation for the current year; however, unused vacation is forfeited as of each December 31. Mr. Dawson and Mr. Westfall are also entitled to their balance of frozen vacation of $11,077 and $31,731, respectively.

(4)	For Mr. Dawson, Mr. Fera, Mr. Westfall, and Mr. Singleton, upon termination of the executive for other than cause (as defined in individual employment agreements), he is entitled to continued participation in applicable welfare benefit plans for 12 months after the termination and continued contribution by the Company to the employer portion of the employee premiums of welfare benefit plans for 12 months after the termination. For Mr. Reynolds, upon termination of the executive for reason other than cause, he is entitled to continued participation in applicable welfare benefit plans for 6 months after the termination and continued contribution by the Company to the employer portion of the employee premiums of welfare benefit plans for 6 months after the termination. (Note: Employer portion reflects employer cost for 2006 based on the employee’s enrollment in Dental, Medical, and Vision plans as of December 31, 2006.)

(5)	For Mr. Dawson, Mr. Fera, Mr. Westfall, and Mr. Singleton, in the case of the termination of the executive by the Company without cause (as defined in the employee’s Employment Agreement) the executive shall receive a prorated Annual Bonus for the year in which the termination occurred if the executive would have been eligible to receive such bonus hereunder (including due to satisfaction of the Company of performance milestones) had the executive been employed at the time such Annual Bonus is normally paid.

(6)	For Mr. Dawson, Mr. Fera, Mr. Westfall, and Mr. Singleton, standard outplacement assistance for the key executive level of up to $30,000, and up to $10,000 for Mr. Reynolds, would be paid to a mutually agreed provider of outplacement services for a 12-month outplacement program.

(7)	Upon termination, retirement, death, or disability, the executive’s total balance in their BEP is to be paid within 90 days. These amounts reflect the executive’s account balance as of December 31, 2006.

DIRECTORS COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Howard Gittis	—	—	—	—	—	—	—
Barry F. Schwartz	—	—	—	—	—	—	—
Paul G. Savas	—	—	—	—	—	—	—
Charles T. Dawson	—	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

M & F Worldwide beneficially owns all the outstanding shares of our common stock. None of our executive officers or directors beneficially owns any of our common stock. The following table sets forth the total number of shares of M & F Worldwide’s common stock that each person known to us to be the beneficial owner of more than 5% of M & F Worldwide’s outstanding common stock beneficially owned as of February 15, 2007, and the percent of such common stock so owned. M & F Worldwide’s common stock is M & F Worldwide’s only outstanding voting stock. ‘‘Ownership’’ for this purpose is ‘‘beneficial ownership’’ as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, a person beneficially owns a share if the person has sole or shared voting power or investment power with respect to the share or the person has the right to acquire the share within 60 days through the exercise of any option, warrant or right, through conversion of any security or under the automatic termination of any power of attorney or revocation of trust, discretionary account or similar arrangement.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Outstanding Shares
Mafco Consolidated Group Inc. 35 East 62 St., New York, NY 10021	7,623,000	(1)	37.1%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, Santa Monica, CA 90401	1,695,744	(2)	8.2%
Bay Harbor Management, L.C. 885 Third Ave., New York, NY 10022	1,041,200	(3)	5.1%

(1)	All of such shares of common stock are beneficially owned by Ronald O. Perelman. Mafco Consolidated Group Inc. is a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc., of which Mr. Perelman owns 100%. In addition, MacAndrews & Forbes Holdings Inc. may be deemed to share beneficial ownership of the 7,623,000 shares of common stock beneficially owned by Mafco Consolidated Group Inc. and the 175,000 shares of common stock deemed beneficially owned by Mr. Perelman as a result of Mr. Perelman holding an option to acquire such shares exercisable within 60 days of the date hereof (an aggregate of 7,798,000 shares of common stock, representing approximately 37.6% of the common stock outstanding or deemed outstanding under the rules of the SEC), by virtue of MacAndrews & Forbes Holdings Inc.’s ownership of 100% of the common stock of Mafco Consolidated Group Inc. and Mr. Perelman’s 100% ownership of MacAndrews & Forbes Holdings Inc.’s common stock. The shares so owned and shares of intermediate holding companies are, or may from time to time be, pledged to secure obligations of MacAndrews & Forbes Holdings Inc. or its affiliates.

(2)	Beneficial ownership is based on a statement on Schedule 13G filed by Dimensional Fund Advisors Inc. on February 2, 2007.

(3)	Beneficial ownership is based on a statement on Schedule 13D filed by Bay Harbor Management, L.C. on December 29, 2006.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Related Person Transactions Policy

As a wholly owned subsidiary of M & F Worldwide, we are subject to M & F Worldwide’s Code of Business Conduct and Ethics, which covers transactions and other activities by employees of M & F Worldwide and its subsidiaries (including our directors and officers) that give rise to conflicts of interest. The conflicts of interest policy in the Code limits or prohibits, among other things, transactions between the employee and M & F Worldwide and transactions by the employee with (and employment with or substantial investments in) an enterprise that is a present or potential supplier, customer or competitor, or that engages or may engage in any other business with M & F Worldwide. In addition, the policy also prohibits employees from appropriating for personal benefit business opportunities that should be first offered to M & F Worldwide. The Code also limits similar transactions by family members of employees. Any waivers of the Code must be approved by either the Board of Directors or the Audit Committee of M & F Worldwide. As a Delaware corporation, we are also subject to the requirement for disinterested director or shareholder approval of transactions by us with our directors and officers, as set forth in Section 144 of the Delaware General Corporation Law.

All of the transactions reported under Item 13 of this Annual Report on Form 10-K that occurred during our last completed fiscal year were not subject to the Code because they were not transactions involving conflicts of interest covered by the Code. All of the reported transactions were approved by our Board of Directors, and all such transactions entered into after the date of the Indenture governing our Senior Notes complied with the limitations on affiliate transactions contained in that Indenture.

Insurance

We participate in MacAndrews & Forbes Holdings Inc.’s directors’ and officers’ insurance program, which covers M & F Worldwide as well as MacAndrews & Forbes Holdings Inc. and certain of its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. We bear an allocation of the premiums for such coverage, which we believe is more favorable than the premiums we could secure under stand alone coverage. We have not yet made any payment to M & F Worldwide or MacAndrews & Forbes Holdings, Inc. in respect of such insurance coverage.

Tax Sharing Agreement

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on our and our affiliated subsidiaries’ behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, we make periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that we and our affiliated subsidiaries would have had for each taxable period if we had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that we or any of our subsidiaries are included in any such group for foreign, state or local tax purposes. During 2006, we made payments totaling $19.3 million to M & F Worldwide pursuant to the terms of the tax sharing agreement.

To the extent that we have losses for tax purposes, the tax sharing agreement permits us to carry those losses back to periods beginning on or after December 15, 2005 and forward for so long as we are included in the affiliated group of which M & F Worldwide is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments we otherwise would be required to make to M & F Worldwide in years in which it has current income for tax purposes. If the loss is carried back to the previous period, M & F Worldwide shall pay us an amount equal to the decrease of the taxes we would have benefited as a result of the carry back.

Predecessors

As a wholly owned subsidiary of M & F Worldwide, we receive certain financial, administrative and risk management oversight from M & F Worldwide. Additionally, during the periods prior to the Clarke American Acquisition, certain amounts of corporate expenses of the relevant predecessor parent companies that were incurred while the relevant predecessor was not a stand-alone company, including legal, tax, accounting, risk management, personnel, infrastructure and other costs, were allocated to the relevant predecessor company. These fees are allocations of shared service costs from our parent, former parent and affiliated companies and are included in selling, general and administrative expenses in the consolidated statements of operations. We recorded $0.5 million, $0.0 million, $0.7 million, $0.0 million, and $1.7 million during fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively.

During 2004 and 2005, we had long-term debt payable to our relevant predecessor parents as well as notes receivable from its predecessor parents and other related parties. Substantially all of the cash used in and provided by financing activities during 2004 and 2005 was also associated with related party financing activities. We incurred interest expense of $3.5 million, $5.7 million and $19.4 million during the periods April 1 to December 14, 2005, January 1 to March 31, 2005 and the year ended December 31, 2004, respectively. We earned interest income of $1.1 million, $0.1 million and $0.3 million during the periods April 1 to December 14, 2005, January 1 to March 31, 2005 and the year ended December 31, 2004, respectively. All of the related party notes were retired as of the completion of the Clarke American Acquisition on December 15, 2005.

Related-Party Transactions Policy

As a wholly-owned subsidiary of M & F Worldwide, we are subject to M & F Worldwide’s Code of Business Conduct and Ethics (the ‘‘Code’’), which covers transactions and other activities by employees of M & F Worldwide and its subsidiaries (including our directors and officers) that give rise to conflicts of interest.  The conflicts of interest policy in the Code limits or prohibits, among other things, transactions between the employee and M & F Worldwide and transactions by the employee with (and employment with or substantial investments in) an enterprise that is a present or potential supplier, customer or competitor, or that engages or may engage in any other business with, M & F Worldwide.  In addition, the policy also prohibits employees from appropriating for personal benefit business opportunities that should be first offered to M & F Worldwide.  The Code also limits similar transactions by family members of employees.  Any waivers of the Code must be approved by either the Board of Directors or the Audit Committee of M & F Worldwide.  As a Delaware corporation, we are also subject to their requirement for disinterested director or shareholder approval of transactions by us with our directors and officers, as set forth in Section 144 of the Delaware General Corporation Law.

All of the transactions reported under Item 13 of this Annual Report on Form 10-K that occurred during our last completed fiscal year were not subject to the Code because they were not transactions involving conflicts of interest covered by the Code.  All of the reported transactions were approved by our Board of Directors, and all such transactions entered into after the date of the Indenture governing our Senior Notes complied with the limitations on affiliate transactions contained in that Indenture.

Director Independence

Because we are not listed on any exchange, we are not subject to any listing standards for director independence. Under the NYSE listing standards, however, none of our directors are independent because each of our directors is either one of our officers or an officer of M & F Worldwide.

Item 14.	Principal Accounting Fees and Services

The M & F Worldwide Audit Committee selected Ernst & Young LLP as the independent auditors for its subsidiaries, including Clarke American, for the fiscal years ended December 31, 2006 and 2005.

Audit Fees.    The aggregate fees and expenses that Ernst & Young LLP billed to us for professional services rendered for the audits of our 2006 and 2005 financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods in 2006 were $0.8 million and $0.6 million for 2006 and 2005, respectively. Audit services include fees associated with the annual audit, and reviews of our 2006 quarterly reports on Form 10-Q.

Audit-Related Fees.    The aggregate fees and expenses that Ernst & Young LLP billed to us for audit-related services rendered in 2006 and 2005 were $0.1 million and $0.9 million, respectively. Audit-related services include due diligence and consulting services performed for the Clarke American Acquisition, assistance with compliance requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated pursuant thereto.

Tax Fees.    No such fees were incurred by us in 2006 and 2005.

All Other Fees.    No such fees were incurred by us in 2006 and 2005.

The Audit Committee of M & F Worldwide considered whether any audit-related and non-audit service that Ernst & Young LLP provided were comparable with maintaining the auditor’s independence from management and Clarke American. It has been the policy of M & F Worldwide’s Audit Committee to approve in advance the plan of audit services to be provided and an estimate of the cost for such audit services. M & F Worldwide’s Audit Committee has also adopted a policy of approving in advance for each calendar year a plan of the expected services and a related budget, submitted by management, for audit-related services, tax services and other services that Clarke American expects the auditors to render during the year. Throughout the year, M & F Worldwide’s Audit Committee is provided with updates on the services provided and the expected fees associated with each service. Any expenditure in excess of the approval limits for approved services, and any engagement of the auditors to render services in addition to those previously approved, requires advance approval by M & F Worldwide’s Audit Committee. M & F Worldwide’s Audit Committee approved the audit plan, all of the fees disclosed above and the non-audit services that Clarke American expects Ernst & Young LLP to provide in 2007.

PART IV

Item 15.	Exhibits, Financial Statements

(a)    (1) Financial statements.

See Index to Consolidated Financial Statements and Financial Statement Schedules, which appears on page F-1 herein. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits.

Exhibit Number	Description
2.1	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2005).
3.1(i)	Certificate of Incorporation of Clarke American Corp., as amended (incorporated by reference to Exhibit 3.1(i) of Clarke American Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.1(ii)	By-laws of Clarke American Corp. (incorporated by reference to Exhibit 3.1(ii) of Clarke American Corp.’s Registrant Statement on Form S-4, Commission File No. 333-133253).
3.2(i)	Certificate of Incorporation of Clarke American Checks, Inc. (incorporated by reference to Exhibit 3.2(i) of Clarke American Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.2(ii)	Clarke American Checks, Inc. By-laws (incorporated by reference to Exhibit 3.2(ii) of Clarke American Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.3	Checks in the Mail, Inc. By-laws (incorporated by reference to Exhibit 3.3(ii) of Clarke American Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.4(i)	Certificate of Incorporation of B2Direct, Inc., as amended. (incorporated by reference to Exhibit of Clarke American Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.4(ii)	B2Direct, Inc. By-Laws (incorporated by reference to Exhibit 3.4(ii) of Clarke American Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
4.1	Indenture dated as of December 15, 2005, governing the 11¾% Senior Notes Due 2013 among Clarke American Corp., the Guarantors (as named therein) and The Bank of New York, trustee (incorporated by reference to Exhibit 4.2 to M & F Worldwide Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
4.2	Supplemental Indenture, dated as of October 6, 2006, among Clarke American Corp., B2Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc. and The Bank of New York, a New York banking corporation, as trustee under the Indenture (incorporated by reference to Exhibit 4.1 to Clarke American Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
4.3	Registration Rights Agreement dated as of December 15, 2005 by and among Clarke American Corp., the Guarantors listed on Schedule I thereto, Bear, Stearns & Co. Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit Number	Description
4.4	Credit Agreement among CA Acquisition Holdings, Inc., Clarke American Corp., as Borrower, Bear Stearns Corporate Lending Inc., as administrative agent, The Several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as syndication agent and Amegy Bank N.A. and Natexis Banques Populaires, as Co-Documentation Agents, dated as of December 15, 2005 (incorporated by reference to Exhibit 4.9 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.5	Guarantee and Collateral Agreement, made by Clarke American Corp., and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent, dated as of December 15, 2005 (incorporated by reference to Exhibit 4.10 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.6	Intellectual Property Security Agreement, dated as of December 15, 2005, by and among Clarke American Corp., a Delaware corporation, and CA Acquisition Holdings, Inc., a Delaware corporation, have entered into a credit agreement, with the banks and other financial institutions and entities from time to time party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, the Administrative Agent, and Amegy Bank N.A. and Natexis Banques Populaires, as Co-documentation agents (incorporated by reference to Exhibit 4.11 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.7	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by Clarke American Checks, Inc., as Mortgagor, to Bear Stearns Corporate Lending, Inc., as Mortgagee, dated as of December 15, 2005 with respect to property located at 124 Metropolitan Avenue, Salina, New York (incorporated by reference to Exhibit 4.12 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.8	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by Clarke American Checks, Inc., as Grantor, to W.Z. Fairbanks Jr., as Trustee, for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary, dated as of December 15, 2005, with respect to property located at 5734 Farinon Drive, San Antonio, Texas (incorporated by reference to Exhibit 4.13 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.9	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by Checks In The Mail, Inc., as Grantor, to W.Z. Fairbanks Jr. as Trustee for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary dated as of December 15, 2005, with respect to property located at 2435 Goodwin Lane, New Braunfels, Texas (incorporated by reference to Exhibit 4.14 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.10	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by B2Direct, Inc., as Grantor to Mid-South Title Corporation as Trustee for the benefit of Bear Stearns Corporate Lending Inc. as Beneficiary dated as of December 15, 2005, with respect to property located at 5205 North National Drive, Knoxville, Tennessee (incorporated by reference to Exhibit 4.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.1	Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Clarke American Corp. and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 of M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit Number	Description
10.2	Employment Agreement dated January 16, 2007 between Clarke American Corp., M & F Worldwide Corp. and Charles T. Dawson (incorporated by reference to Exhibit 99.1 of Clarke American Corp.’s Current Report on Form 8-K dated January 17, 2007).
10.3	Clarke American Checks, Inc. Supplemental Executive Retirement Plan for Charles L. Korbell, Jr. (incorporated by reference to Exhibit 10.14 of Clarke American Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
10.4	Employment Separation Agreement and Release, dated as of April 28, 2005, by and among Charles L. Korbell, Jr., Honeywell International Inc., Clarke American Checks Inc. and Security Printing, Inc. (incorporated by reference to Exhibit 10.15 of Clarke American Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
10.5	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.6	M & F Worldwide Corp. 2005 Long Term Incentive Plan – Form of Award Agreement for Participating Executives of Clarke American Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10.7*	Employment agreement dated January 16, 2007 between Clarke American Corp. and Peter A. Fera, Jr.
10.8*	Employment agreement dated January 16, 2007 between Clarke American Corp. and Alan Westfall.
10.9*	Employment agreement dated January 16, 2007 between Clarke American Corp. and J. Daniel Singleton.
21.1*	Subsidiaries of Clarke American Corp., Clarke American Checks, Inc., Checks in the Mail, Inc., B2Direct, Inc.
24.1*	Powers of attorney executed by Messrs. Dawson, Gittis, Schwartz and Savas.
31.1*	Certification of Charles T. Dawson, Chief Executive Officer, dated March 9, 2007.
31.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated March 9, 2007.
32.1	Certification of Charles T. Dawson, Chief Executive Officer, dated March 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated March 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARKE AMERICAN CORP.
Date: March 9, 2007	By:	/s/ Charles T. Dawson
Charles T. Dawson, President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 9, 2007	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Dawson *	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2007

Charles T. Dawson

/s/ Howard Gittis *	Director	March 9, 2007

Howard Gittis

/s/ Barry F. Schwartz *	Director	March 9, 2007

Barry F. Schwartz

/s/ Paul G. Savas *	Director	March 9, 2007

Paul G. Savas

*	The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated: March 9, 2007	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.

Item 8, Item 15 (a) (1)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Clarke American Corp. and Subsidiaries are included in Item 8:

Pages
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets – December 31, 2006 and 2005	F-3
Consolidated Statements of Operations – The Year Ended December 31, 2006, Periods from December 15 to 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005 and the Year Ended December 31, 2004	F-4
Consolidated Statements of Stockholder’s Equity (Deficit) – The Year Ended December 31, 2006, Periods from December 15 to 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005 and the Year Ended December 31, 2004	F-5
Consolidated Statements of Cash Flows – The Year Ended December 31, 2006, Periods from December 15 to 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005 and the Year Ended December 31, 2004	F-6
Notes to Consolidated Financial Statements	F-7

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Clarke American Corp.

We have audited the accompanying consolidated balance sheets of Clarke American Corp. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the year ended December 31, 2006 and the periods from December 15, 2005 to December 31, 2005, from April 1, 2005 to December 14, 2005 and from January 1, 2005 to March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Clarke American Corp. and Subsidiaries’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Clarke American Corp. and Subsidiaries’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarke American Corp. and Subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 and the periods from December 15, 2005 to December 31, 2005, from April 1, 2005 to December 14, 2005 and from January 1, 2005 to March 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Antonio, Texas
February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Clarke American Corp.:

In our opinion, the consolidated statements of operations, shareholders’ equity/(deficit) and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Novar USA Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
November 22, 2005, except for Note 19,
as to which the date is April 12, 2006

Clarke American Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$30.5	$6.2
Accounts receivable, net	19.8	23.2
Inventories	13.6	13.9
Prepaid expenses and other	16.2	20.8
Total current assets	80.1	64.1
Property, plant and equipment, net	92.4	103.1
Goodwill	346.8	349.0
Other intangible assets, net	550.9	577.3
Other assets	48.1	56.4
Total assets	$1,118.3	$1,149.9
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$21.1	$33.8
Accrued liabilities	45.4	41.3
Current maturities of long-term debt	46.6	16.5
Total current liabilities	113.1	91.6
Long-term debt	557.2	609.7
Deferred tax liabilities	221.9	238.7
Other liabilities	6.8	8.7
Total liabilities	899.0	948.7
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock – 200 shares authorized; par value $0.01; 100 shares issued and outstanding at December 31, 2006 and 2005	—	—
Additional paid-in capital	202.5	202.5
Retained earnings (accumulated deficit)	16.7	(1.3)
Accumulated other comprehensive income	0.1	—
Total stockholder’s equity	219.3	201.2
Total liabilities and stockholder’s equity	$1,118.3	$1,149.9

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Successor, Predecessor (Honeywell) and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	2006	2005			2004
	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Predecessor (Novar)
	Year Ended Dec. 31	Dec. 15 to Dec. 31	Apr. 1 to Dec. 14	Jan. 1 to Mar. 31	Year Ended Dec. 31
Net revenues	$623.9	$24.1	$439.9	$154.4	$607.6
Cost of revenues	389.7	17.4	285.6	91.1	353.1
Gross profit	234.2	6.7	154.3	63.3	254.5
Selling, general and administrative expenses	147.2	6.0	100.8	39.2	147.5
Operating income	87.0	0.7	53.5	24.1	107.0
Interest income	—	—	1.1	0.1	0.3
Interest expense	(60.0)	(2.8)	(3.5)	(5.7)	(19.4)
Interest expense, net	(60.0)	(2.8)	(2.4)	(5.6)	(19.1)
Income (loss) before income taxes	27.0	(2.1)	51.1	18.5	87.9
Provision (benefit) for income taxes	7.5	(0.8)	20.1	7.5	23.5
Net income (loss)	$19.5	$(1.3)	$31.0	$11.0	$64.4

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Statements of Stockholder’s Equity (Deficit)
(in millions)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Successor, Predecessor (Honeywell) and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	Successor	Predecessor	Additional Paid-in Capital (Capital Deficiency)	Retained Earnings (Accumulated Deficit)	Unearned Deferred Compensation	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares of Common Stock
Predecessor (Novar)
Balance, December 31, 2003	—	100	$—	$(235.5)	$(1.3)	$(0.3)	$(237.1)
Net income				64.4			64.4
Invested capital equity				65.5			65.5
Stock-based compensation				7.6	(1.7)		5.9
Balance, December 31, 2004	—	100	$—	$(98.0)	$(3.0)	$(0.3)	$(101.3)
Net income				11.0			11.0
Stock-based compensation				2.1	3.0		5.1
Balance, March 31, 2005	—	100	$—	$(84.9)	$—	$(0.3)	$(85.2)
Predecessor (Honeywell)
Purchase by Honeywell			306.0	84.9		0.3	391.2
Balance, April 1, 2005	—	100	$306.0	$—	$—	$—	$306.0
Deemed capital contribution			433.0				433.0
Net income				31.0			31.0
Distribution to parent			(33.6)	(31.0)			(64.6)
Other			0.4				0.4
Balance, December 14, 2005	—	100	$705.8	$—	$—	$—	$705.8
Successor
Purchase by M & F Worldwide	100	(100)	(503.3)	—	—	—	(503.3)
Balance, December 15, 2005	100	—	$202.5	$—	$—	$—	$202.5
Net loss				(1.3)			(1.3)
Balance, December 31, 2005	100	—	$202.5	$(1.3)	$—	$—	$201.2
Net income				19.5			19.5
Derivative fair-value adjustment, net of tax						0.1	0.1
Total comprehensive income			—	19.5	—	0.1	19.6
Dividend paid to parent				(1.5)			(1.5)
Balance, December 31, 2006	100	—	$202.5	$16.7	$—	$0.1	$219.3

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Successor, Predecessor (Honeywell) and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	2006	2005			2004
	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Predecessor (Novar)
	Year Ended December 31	Dec. 15 to Dec. 31	Apr. 1 to Dec. 14	Jan. 1 to Mar. 31	Year Ended December 31
Operating activities
Net income (loss)	$19.5	$(1.3)	$31.0	$11.0	$64.4
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	25.9	0.9	17.1	5.5	22.7
Amortization	28.6	1.3	25.6	0.2	0.6
Amortization of deferred financing fees and original discount	3.2	0.1	—	—	—
Deferred income taxes	(13.5)	(1.5)	(14.6)	1.0	(3.8)
Stock-based compensation	—	—	—	3.4	5.8
Changes in operating assets and liabilities:
Trade and affiliate receivables	3.4	1.4	7.2	8.8	(5.1)
Inventories	0.3	1.8	2.1	0.7	0.3
Prepaid expenses and other assets	11.7	1.1	0.3	(7.3)	(7.5)
Trade and affiliate payables	0.5	(3.1)	2.9	2.1	1.8
Accrued expenses and deferred liabilities	0.2	2.8	2.6	(7.1)	4.5
Income taxes	(1.1)	0.7	24.7	(5.1)	(20.4)
Mark-to-market of financial instruments	—	—	—	—	(0.5)
Other, net	0.5	0.1	0.8	(0.2)	0.5
Net cash provided by operating activities	79.2	4.3	99.7	13.0	63.3
Investing activities
Proceeds from sale of property and equipment	—	—	—	—	0.7
Purchase of Alcott Routon, net of cash acquired	—	—	—	—	(11.4)
Capitalized interest	(1.0)	—	—	—	—
Capital expenditures	(14.7)	(1.1)	(14.7)	(2.6)	(17.3)
Net cash used in investing activities	(15.7)	(1.1)	(14.7)	(2.6)	(28.0)
Financing activities
Dividends paid	(1.5)	—	(64.6)	—	—
Capital distributions to parent and invested capital equity	—	—	—	1.8	65.5
Cash overdrafts	(13.2)	(3.5)	5.7	(5.6)	8.7
Payments received on notes receivable from affiliates	—	—	24.8	—	25.7
Amounts loaned on notes receivable from affiliates	—	—	—	—	(40.0)
Borrowings on affiliate notes	—	—	—	19.9	187.7
Repayments of affiliate notes	—	—	(59.3)	(21.3)	(282.7)
Borrowings on external debt	3.3	6.4	—	—	—
Repayments of external debt	(27.8)	(2.5)	(0.7)	—	—
Net cash (used in) provided by financing activities	(39.2)	0.4	(94.1)	(5.2)	(35.1)
Net increase (decrease) in cash and cash equivalents	24.3	3.6	(9.1)	5.2	0.2
Cash and cash equivalents at beginning of period	6.2	2.6	11.7	6.5	6.3
Cash and cash equivalents at end of period	$30.5	$6.2	$2.6	$11.7	$6.5
Supplemental disclosure of cash paid for:
Interest paid	$59.3	$—	$25.8	$16.0	$19.9
Income taxes paid, net of refunds	$22.3	$—	$10.6	$11.5	$46.9

See Notes to Consolidated Financial Statements

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(in millions)

1.	Description of Business and Basis of Presentation

Clarke American Corp. (‘‘Clarke American’’) is a holding company that conducts its operations through its wholly owned subsidiaries, B²Direct, Inc. (‘‘B2D’’), Checks In The Mail, Inc. (‘‘CITM’’), and Clarke American Checks, Inc. (‘‘CACI’’). CA Investment Corp. (‘‘CA Investment’’) was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment, an indirect wholly owned subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) and was renamed ‘‘Clarke American Corp.’’ (see Note 3). Clarke American Corp. is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business.

The consolidated financial statements include the accounts of Clarke American and its subsidiaries (collectively, the ‘‘Company’’) after elimination of all material intercompany accounts and transactions.

The Company is a leading provider of checks and related products, direct marketing services and contact center services in the U.S. The Company serves financial institutions through its Clarke American and Alcott Routon brands (the ‘‘Financial Institution’’ segment) and consumers and businesses directly through its Checks In The Mail and B2Direct brands (the ‘‘Direct to Consumer’’ segment). The Financial Institution segment’s products primarily consist of checks and related products, such as deposit tickets, checkbook covers, and related delivery services, and it also offers specialized direct marketing and contact center services to its financial institution clients. The Direct to Consumer segment’s products primarily consist of checks and related products, customized business kits, and treasury management supplies.

Effective April 1, 2005, Honeywell Acquisitions Limited, a wholly owned subsidiary of Honeywell International Inc. (together ‘‘Honeywell’’ or ‘‘Predecessor (Honeywell)’’) purchased the stock of Novar plc (‘‘Predecessor (Novar)’’), which until then was the Company’s indirect parent. On May 4, 2005, Honeywell reorganized the Novar businesses and transferred ownership of a former subsidiary Novar USA Holdings Inc. (‘‘NUHI’’) to another Honeywell entity that was not a part of the Novar legal structure. Since the reorganization was a transaction between entities under common control, the results of operations and financial position of NUHI have been eliminated from these financial statements on an as-if pooling basis for the 2005 and 2004 periods. Also, in connection with the reorganization, Honeywell issued a note receivable in the amount of $424.0 in exchange for the businesses transferred. This note receivable was then transferred back to Honeywell to satisfy certain notes payable.

Although the Company was not a separate stand-alone company from Novar plc during the fiscal year ended December 31, 2004, the three months ended March 31, 2005 or the period from April 1, 2005 through May 3, 2005, the accompanying financial statements have been prepared as if the Company had existed as a stand-alone company for such periods. These financial statements include balances that were directly attributable to the Novar plc business after giving effect to the reorganization described above. Certain amounts of Novar plc’s corporate expenses including legal, accounting, infrastructure and other costs, although not directly attributable to the Company’s operations, have been allocated to the Company for the year ended December 31, 2004 and the periods from January 1 to March 31, 2005 and April 1 to December 14, 2005 on a basis that the Company considers to be a reasonable allocation of the benefits received. However, the financial information presented in these financial statements may not reflect the combined financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the year ended December 31, 2004 and the periods from January 1 to March 31, 2005 and April 1 to December 14, 2005.

As a result of the changes in ownership caused by M & F Worldwide’s acquisition of Clarke American (the ‘‘Clarke American Acquisition’’) (see Note 3) and the acquisition by Honeywell

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

described above, the Company is required to present separately its operating results for its two predecessors. The period during which the Company’s business was owned by Honeywell (April 1, 2005 to December 14, 2005) is presented in the accompanying financial statements as ‘‘Predecessor (Honeywell).’’ The period prior to the acquisition of the Company’s business by Honeywell (the three months ended March 31, 2005 and the fiscal year ended December 31, 2004) is presented in the accompanying financial statements as ‘‘Predecessor (Novar).’’ The periods subsequent to the Clarke American Acquisition are presented in the accompanying financial statements as ‘‘Successor.’’ The purchase method of accounting, pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations,’’ was used to record the assets and liabilities assumed by the Company in the Clarke American Acquisition and by the Predecessor (Honeywell) in the acquisition by Honeywell. Such accounting generally results in increased depreciation and amortization recorded in periods subsequent to the acquisitions. Accordingly, the accompanying financial statements of the Predecessors and the Successor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenues as products are shipped or services are performed. Title and risk of loss for orders shipped passes to customers upon shipment. Revenues are recorded net of any applicable discounts, rebates and allowances for sales returns. Delivery revenues are presented gross within revenues and delivery costs presented gross within cost of revenues.

The Company’s contracts with its customers generally specify that certain amounts be repaid to the Company upon early termination of the contract. When such a termination occurs, the amounts repaid are offset against any outstanding prepaid rebate balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $1.1, $0.1, $2.5, $0.2, and $4.2 for fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively.

Revenues for direct response marketing services are recognized from the Company’s fixed price direct mail and marketing contracts based on the proportional performance method for time and materials at relative fair value for specific projects. Deferred revenue, representing amounts billed to the customer in excess of amounts earned, is included in accrued expenses in the accompanying consolidated balance sheets.

Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with maturity, when purchased, of three months or less to be cash and cash equivalents. Under the terms of the Company’s bank agreements, outstanding checks in excess of the cash balances in the Company’s accounts create a bank overdraft liability. As of December 31, 2006 and 2005, such overdrafts were $0.0 and $13.2, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable. The allowance is determined based on historical write-off experience and is reviewed monthly. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2006 and 2005, the allowances for doubtful accounts were negligible and are included in net accounts receivable in the accompanying consolidated balance sheets.

Inventories

The Company states inventories at the lower of cost or market value. Inventories purchased from external suppliers are stated at moving average cost, and inventories manufactured internally are stated at average cost.

The Company adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 151, ‘‘Inventory Costs, an amendment of ARB No. 43, Chapter 4’’ on January 1, 2006. Among other things, SFAS No. 151 clarifies that certain operating costs should be recognized as current period charges and requires the allocation of fixed production overheads to inventory. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

Prepaid Rebates

The Company has contracts with certain clients that require prepayment of rebates. The prepaid rebates are amortized on a straight-line basis over the terms of the respective contracts as a reduction of revenue. The contracts allow for the Company to recoup, at a minimum, the unamortized prepayment in the event that a contract is terminated early. The unamortized prepaid rebate balances are included in other assets in the accompanying consolidated balance sheets.

Advertising

Direct-response advertising is capitalized and amortized over its expected period of future benefits, and consists primarily of inserts that include order coupons for CITM’s products which are amortized for a period of up to 18 months. Custom advertising pieces for Clarke American Checks Inc. were capitalized during 2004 and were amortized over 30 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams. Other advertising activities include product catalogs and price sheets, which are expensed when issued to the Company’s financial institution clients for use. The Company’s advertising expense was $15.5, $0.5, $10.0, $4.0, and $16.3 for fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively. Unamortized balances are included in other current and non-current assets in the accompanying consolidated balance sheets.

Property, Plant and Equipment

The Company states property, plant and equipment at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend the asset life are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of such assets. The Company amortizes leasehold improvements over the shorter of the useful life of the related asset or the current lease term. Certain leases also contain tenant improvement allowances,

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

which are recorded as a leasehold improvement and deferred rent and amortized over the lease term. The Company eliminates cost and accumulated depreciation applicable to assets retired or otherwise disposed of from the accounts and reflects any gain or loss on such disposition in operating results. The Company capitalizes the costs incurred during the development stage on internally developed software and amortizes the costs over the estimated useful life of the software. Capitalized software is reviewed annually and adjusted to the lower of cost or net realizable value. The Company capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset.

The useful lives for computing depreciation are as follows:

Buildings	20 – 40 years
Machinery and equipment	3 – 15 years
Leasehold improvements	1 – 15 years
Computer software and hardware	3 – 8 years
Furniture, fixtures and transportation equipment	3 – 10 years

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units based on discounted cash flow models using revenue and profit forecasts and comparing the estimated fair values with the carrying values of the Company’s reporting units, which include the goodwill. If the estimated fair values are less than the carrying values, a second step is performed to compute the amount of the impairment by determining an ‘‘implied fair value’’ of goodwill. The determination of the Company’s ‘‘implied fair value’’ requires the Company to allocate the estimated fair value to the assets and liabilities of the reporting unit. Any unallocated fair value represents the ‘‘implied fair value’’ of goodwill, which is compared to the corresponding carrying value. The Company conducted its annual goodwill impairment test in the fourth quarter of 2006 and concluded there was no impairment.

The Company measures impairment of its indefinite lived intangible assets, which consist of certain trade names and trademarks, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life. The Company’s indefinite lived intangible asset impairment test is completed annually in the fourth quarter. For 2006, the Company completed the annual impairment test and concluded there was no impairment.

Accounting for Long-Lived Assets

The Company assesses on an ongoing basis the recoverability of long-lived assets other than goodwill and indefinite lived intangible assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

Income Taxes

The Company computes income taxes under the liability method. Under the liability method, the Company generally determines deferred income taxes based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records net deferred tax assets when it is more likely than not that it will realize the tax benefits.

Stock-Based Compensation

Subsequent to the acquisition of Novar by Honeywell on April 1, 2005, there have been no new stock options or other stock-based compensation arrangements. Prior to April 1, 2005, certain employees of the Company previously participated in stock plans established by Novar plc, as described more fully in Note 12. During the periods prior to April 1, 2005, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Accordingly, in fiscal years 2005 and 2004, the Company measured compensation cost for stock options as the excess, if any, of the fair value of the relevant stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ as amended, to stock-based employee compensation. All outstanding stock options were fully vested as of April 1, 2005, as a result of the Honeywell acquisition. Following the Honeywell acquisition, all plans were discontinued and closed to further vesting, resulting in the recognition of $3.0 in unearned deferred compensation.

Year Ended December 31, 2004
Net income as reported	$64.4
Add stock-based employee compensation expense included in reported net income, net of taxes	3.5
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(0.6)
Pro forma net income	$67.3

The estimated fair value of stock-based compensation for the granted options was amortized to expense primarily over the vesting period for purposes of the pro forma disclosures above. The fair value of each option granted in 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 36.3%; risk free interest rate of 3.9%; expected life of ten years; and dividend yield of 4.8%. The estimated average fair value per share of options granted during 2004 was $0.64.

Derivative Financial Instruments

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

As of December 31, 2006, the Company recorded an asset of $0.1 and an offsetting credit in other comprehensive income, net of tax, related to its interest rate swap, which is accounted for as a cash flow hedge (see Note 14). The Company was not a party to any derivative instruments during 2005 and 2004.

New Accounting Pronouncements

The Company adopted the provisions of SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)’’ in the fourth quarter of 2006. SFAS No. 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The adoption of SFAS No. 158 did not have a material impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 in the first quarter of 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated results of operations and financial position.

3.	Acquisitions

Acquisition of Alcott Routon

In March 2004, the Company acquired 100% of the stock of Alcott Routon, Inc. (‘‘ARI’’) for a purchase price of $12.0 to enhance the direct marketing capabilities of the Company. Acquisition costs of $0.2 were also incurred. The results of ARI’s operations have been included in the consolidated financial statements since the acquisition date. ARI develops, sells and implements direct response marketing services, primarily to financial institutions. The purchase agreement contains contingent payout provisions to the prior ARI shareholders and employees, who are now employees of the Company, that are due three years from the closing should certain financial performance criteria be met. The maximum contingent payout of $3.0 is payable in April 2007, and is treated for accounting purposes as compensation expense when earned. The Company has accrued $3.0 as of December 31, 2006, which is included in accrued liabilities in the consolidated balance sheet. At December 31, 2005, the Company had accrued $1.9, which is included in other liabilities in the consolidated balance sheet.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Current assets	$2.8
Property, plant and equipment	0.3
Goodwill	6.7
Intangible assets	5.2
Total assets acquired	15.0
Current liabilities	(2.8)
Net assets acquired	$12.2

The primary items that generated goodwill are the value of the synergies between ARI and the Company and the acquired assembled workforce, neither of which qualifies as an amortizable intangible asset. The intangible assets acquired include a tradename of $1.0 (ten-year life), customer relationships of $2.3 (ten-year life), a favorable contract of $0.9 (four-year life) and covenants not to compete of $1.0 (three-year life). The goodwill of $6.7 is deductible for tax purposes.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

Acquisition/Purchase by Honeywell

Effective April 1, 2005, Honeywell purchased the entire issued and ordinary preference share capital of Novar plc, and assumed control as of that date. The Company was until then an indirect wholly owned subsidiary of Novar plc. At the time of the acquisition, Honeywell announced its intention to divest the Company. A portion of the purchase price for Novar plc was allocated to the Company based on the estimated selling price for the Company. The following table summarizes the estimated fair values of the assets and liabilities of the Company as of April 1, 2005:

Receivables	$56.6
Property, plant and equipment	93.0
Other assets	87.5
Goodwill	336.4
Intangible assets	552.0
Total assets acquired	1,125.5
Deferred tax liabilities	225.4
Notes payable	483.2
Other liabilities	110.9
Net assets acquired	$306.0

These intangible assets were amortized over their useful lives for the period April 1 to December 14, 2005, of which the weighted average was 22.7 years. As part of the application of purchase accounting, inventory was increased by $3.1 due to a fair value adjustment. The amount of the inventory fair value adjustment was then expensed as additional non-cash cost of revenues as the fair valued inventory was sold during the period April 1 to December 14, 2005. The related goodwill is not deductible for tax purposes, except for the goodwill from the ARI acquisition as described above.

Purchase by M & F Worldwide

On December 15, 2005, CA Investment Corp. purchased 100% of the outstanding shares of Novar from Honeywell for $800.0 in cash. Clarke American is the successor by merger to Novar. Fees and expenses related to the Clarke American Acquisition that have been capitalized in the purchase price were $3.8. The Clarke American Acquisition was financed with the Company’s $480.0 senior secured credit facilities, the 11.75% Senior Notes due 2013 (the ‘‘Senior Notes’’), and a contribution from M & F Worldwide to the Company of $202.5.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the closing of the Clarke American Acquisition:

Receivables	$24.6
Property, plant and equipment	102.9
Other assets	75.2
Goodwill	346.8
Intangible assets (Note 7)	580.8
Total assets acquired	1,130.3
Deferred tax liabilities	234.4
Other liabilities	92.1
Net assets acquired	$803.8

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

As part of the application of purchase accounting, inventory was increased by $3.1 due to a fair value adjustment. The amount of the inventory fair value adjustment was then expensed as additional non-cash cost of revenues as the fair-valued inventory was sold (of which $1.3 was expensed in 2006 and $1.8 was expensed during the period December 15 to December 31, 2005). The related goodwill is not deductible for tax purposes, except for the goodwill from the ARI acquisition as described above. In connection with the Clarke American Acquisition, the Company incurred $16.1 of fees related to the financing that are being amortized as non-cash interest expense using the effective interest method over the life of the related debt.

John H. Harland Transaction

On December 19, 2006, M & F Worldwide entered into a definitive agreement and plan of merger (the ‘‘Merger Agreement’’) with John H. Harland Company (‘‘Harland’’), pursuant to which, upon the terms and subject to the conditions set forth therein, a wholly owned subsidiary of M & F Worldwide will merge with and into Harland (the ‘‘Merger’’), with Harland continuing after the Merger as the surviving corporation and as a wholly owned subsidiary of M & F Worldwide. Under the terms of the Merger Agreement, each outstanding share of common stock of Harland will be converted into the right to receive $52.75 in cash, representing, along with the repayment of Harland’s outstanding indebtedness, an approximate transaction value of $1,700.0. The Merger Agreement and the Merger have been approved by the boards of directors of both M & F Worldwide and Harland. The Merger is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by Harland’s shareholders. The Company has obtained committed financing necessary to consummate the Merger. The commitment letter with respect to the financing provides that, concurrent with the consummation of the Merger, the debt under the credit facilities and the Senior Notes of the Company would be repaid.

Harland is a Georgia corporation incorporated in 1923. Harland is a leading provider of printed products and software and related services sold to the financial institution market, including banks, credit unions, thrifts, brokerage houses and financial software companies. Its software operations are conducted through Harland Financial Solutions, Inc., a wholly owned subsidiary of Harland. Another subsidiary, Scantron Corporation, is a leading provider of data collection, testing and assessment products and maintenance services sold primarily to the educational, financial institution and commercial markets. Harland serves its major markets through three primary business segments: Printed Products, Software & Services and Scantron.

4.	Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
Finished goods	$6.1	$4.8
Work-in-progress	5.3	6.7
Raw materials	2.2	2.4
	$13.6	$13.9

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

5.	Prepaid Expenses and Other

Prepaid expenses and other consisted of the following:

	December 31,
	2006	2005
Prepaid maintenance and other	$7.4	$8.6
Deferred tax asset	3.1	5.0
Prepaid advertising	3.6	4.1
Other current assets	2.1	3.1
	$16.2	$20.8

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2006	2005
Machinery and equipment	$64.0	$58.4
Computer software and hardware	23.8	10.3
Leasehold improvements	12.4	11.4
Buildings	5.4	5.2
Furniture, fixtures and transportation equipment	5.1	4.5
Land	2.4	2.4
Construction-in-progress	5.9	11.8
	119.0	104.0
Accumulated depreciation	(26.6)	(0.9)
	$92.4	$103.1

As a result of the Clarke American Acquisition, accumulated depreciation was reset to zero on December 15, 2005. In addition, the assets were adjusted to estimated fair value (see Note 3).

Depreciation expense was $25.9, $0.9, $17.1, $5.5, and $22.7 for fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively, and includes the depreciation of the Company’s capital lease. Capitalized lease equipment was $6.3 at December 31, 2006 and 2005, and the related accumulated depreciation was $1.6 and $0.1 at December 31, 2006 and 2005, respectively.

Construction-in-progress mainly consists of investments in the Company’s information technology infrastructure, contact centers, production bindery and delivery systems. Additionally, the Company incurred research and development costs of $0.1 in 2006, which are included in cost of revenues in the accompanying statements of operations.

Unamortized computer software was $13.4 and $8.1 as of December 31, 2006 and 2005, respectively, and the related depreciation expense was $4.7, $0.1, $2.1, $0.7, and $2.8 for fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively. Computer software written down to net realizable value was $0.4 for fiscal year 2006.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

7.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill is as follows:

Balance as of December 31, 2004	$286.6
Acquisition by Honeywell	33.7
Acquisition by M & F Worldwide (the Clarke American Acquisition)	28.7
Balance as of December 31, 2005	$349.0
Adjustments to goodwill	(2.2)
Balance as of December 31, 2006	$346.8

The decrease in goodwill during 2006 resulted from adjustments to asset valuations and deferred tax liabilities recorded as a result of finalizing the purchase accounting for the Clarke American Acquisition.

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	December 31,		December 31,
		2006	2005	2006	2005
Amortized intangible assets:
Customer relationships	10-30	$483.3	$480.6	$27.9	$1.2
Trademarks and tradenames	15	11.0	11.5	0.6	—
Covenants not to compete	1	0.4	0.4	0.4	—
Software and other	2-3	2.0	2.0	1.0	0.1
		496.7	494.5	29.9	1.3
Indefinite lived intangible assets:
Trademarks and tradenames		84.1	84.1	—	—
Total other intangibles		$580.8	$578.6	$29.9	$1.3

The customer relationships and amortizable trademarks and tradenames are being amortized using the cash flow method over their estimated useful lives. All other amortized intangible assets are being amortized ratably over their estimated useful lives. As of December 31, 2005, the weighted average amortization period for the amortized intangible assets was 25 years.

Amortization expense was $28.6, $1.3, $25.6, $0.2, and $0.6 for fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively.

Estimated annual aggregate amortization expense for each of the next five years is as follows:

2007	$28.8
2008	27.9
2009	26.6
2010	25.6
2011	24.3

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

8.	Other Assets

Other assets consisted of the following:

	December 31,
	2006	2005
Prepaid rebates	$31.1	$37.5
Deferred financing fees, net of accumulated amortization of $3.2 and $0.1 at December 31, 2006 and 2005, respectively	13.2	16.3
Other	3.8	2.6
	$48.1	$56.4

Deferred financing fees are amortized using the effective interest method and the amortization is included in interest expense in the accompanying consolidated statements of operations.

9.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
Payroll, bonuses and related costs	$22.8	$19.2
Rebates and royalties	8.8	7.0
Sales and other taxes	3.8	5.5
Accrued interest	1.4	2.7
Income taxes	—	0.7
Other	8.6	6.2
	$45.4	$41.3

10.	Commitments and Contingencies

The Company leases property and equipment under operating leases that expire at various dates through 2014. Certain of these leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2006, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2007	$8.0
2008	7.8
2009	7.4
2010	6.0
2011	4.7
Thereafter	7.5
$41.4

Total lease expense for all operating leases was $8.5, $0.3, $8.9, $3.7, and $15.2 for fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively. Lease expense includes restructuring costs of $0.2 for the period April 1 to December 14, 2005.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

At December 31, 2006, the Company had obligations to purchase approximately $9.7 of raw materials.

Certain of the intermediate holding companies of the predecessor of Clarke American had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Clarke American business. In the stock purchase agreement executed in connection with the Clarke American Acquisition, Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing, at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment, based on the agreement of the parties, and was reduced to $27.0 by December 31, 2006. Since the Company believes it is remote that it will have to pay any amount under such guarantees, it has not recorded any liability in its financial statements. See Note 11 for certain tax matters indemnified by Honeywell.

Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, safety and health matters, employment matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.	Income Taxes

Information pertaining to the Company’s provision (benefit) for income taxes is as follows:

	2006	2005			2004
	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Predecessor (Novar)
	Year Ended Dec. 31	Dec. 15 to Dec 31	Apr. 1 to Dec. 14	Jan. 1 to Mar. 31	Year Ended Dec. 31
Provision (benefit) for income taxes:
Current:
Federal	$18.0	$0.6	$30.6	$5.7	$18.2
State and local	3.0	0.2	4.7	0.8	9.1
	21.0	0.8	35.3	6.5	27.3
Deferred:
Federal	(7.5)	(1.4)	(12.8)	0.8	(3.2)
State and local	(6.0)	(0.2)	(2.4)	0.2	(0.6)
	(13.5)	(1.6)	(15.2)	1.0	(3.8)
Total provision (benefit) for income taxes	$7.5	$(0.8)	$20.1	$7.5	$23.5

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Current:
Prepaid advertising	$(1.3)	$(1.4)
Accrued expenses and other liabilities	4.4	6.4
Net current deferred tax asset	3.1	5.0
Long-term:
Property, plant and equipment	(13.2)	(18.5)
Pension asset	1.0	1.1
Intangibles	(210.9)	(223.2)
Other	1.2	1.9
Net long-term tax liability	(221.9)	(238.7)
Net deferred tax liabilities	$(218.8)	$(233.7)

The Company recorded net deferred tax liabilities of $234.4 in the purchase accounting for the Clarke American Acquisition.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	2006	2005			2004
	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Predecessor (Novar)
	Year Ended Dec. 31	Dec. 15 to Dec. 31	Apr. 1 to Dec. 14	Jan 1 to Mar. 31	Year Ended Dec. 31
Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State and local taxes	3.8%	2.3%	2.9%	3.2%	6.3%
Establishment (release) of liabilities for tax reserves	0.0%	0.0%	1.5%	1.6%	(14.3%)
Changes in state tax rates	(10.8%)	0.0%	0.0%	0.0%	0.0%
Other	(0.2%)	(0.1%)	(0.2%)	0.7%	(0.3%)
	27.8%	37.2%	39.2%	40.5%	26.7%

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on the Company’s behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, the Company makes periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that the Company would have had for each taxable period if the Company had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that the Company is included in any such group for foreign, state or local tax purposes. During 2006, the Company made payments to M & F Worldwide of $19.3 under the tax sharing agreement.

To the extent that the Company has losses for tax purposes, the tax sharing agreement permits the Company to carry those losses back to periods beginning on or after December 15, 2005, and

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

forward for so long as the Company is included in the affiliated group of which M & F Worldwide is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments the Company otherwise would be required to make to M & F Worldwide in years in which it has current income for tax purposes. If the loss is carried back to the previous period, M & F Worldwide shall pay the Company an amount equal to the decrease of the taxes the Company would have benefited as a result of the carry back.

In connection with the Clarke American Acquisition, Honeywell has agreed to indemnify M & F Worldwide for certain income tax liabilities that arose prior to the Clarke American Acquisition and M & F Worldwide has agreed to contribute to the Company an amount equal to 100% of any payment received (unless M & F Worldwide incurs any such liabilities directly). Therefore, no liability has been reflected on the accompanying consolidated balance sheets for any of these pre-acquisition taxes.

The 2006 effective tax rate includes a 10.8% decrease due to the effects of changes in 2006 in enacted state tax rates on deferred tax balances.

In October 2004, the American Jobs Creation Act of 2004 (the ‘‘Act’’) became effective. The Act made changes to the income tax laws that affected the Company beginning in 2005, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction is equal to 3% of qualifying income for 2005 and 2006, 6% in 2007 through 2009, and by 2010, 9% of such income. Due to limitations associated with claiming the benefits of this deduction, the Company did not derive significant benefits in 2006 or 2005.

12.	Stock-Based Compensation

As of December 31, 2006 or 2005, the Company had no stock-based compensation arrangements. Prior to the acquisition of the Company by Honeywell on April 1, 2005, certain employees of the Company were granted options to purchase shares of Novar plc under the Novar plc Executive Share Option Scheme and the Novar plc 1996 Executive Share Option Scheme (the ‘‘Plans’’). Under the Plans, options were generally granted with exercise prices equal to the quoted market price of Novar plc’s stock on the date of the grant. As a result of the acquisition by Honeywell, the Company recognized all unearned deferred stock compensation expense of $3.0 and $0.4 of additional expense during the period January 1 to March 31, 2005. At December 31, 2004 there were 10,279 outstanding options, with a weighted average exercise price of $2.73. Upon the change of control, 8,379 of those options were exercised and all remaining options lapsed. During the year ended December 31, 2004, the Company recognized compensation expense of $5.9 related to the variable options outstanding during that year.

M & F Worldwide has stock option plans, which provide for the award of stock options for M & F Worldwide common stock. However, no employees of the Company have received grants of stock options under the stock plans of M & F Worldwide as of December 31, 2006.

13.	Retirement Plans

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

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

annually. For funding purposes, surpluses will be offset against annual contributions until exhausted, while deficits will be funded over periods prescribed by law.

The obligation for this arrangement was $2.1 and $2.2 at December 31, 2006 and 2005, respectively, and the amounts are included in other liabilities in the accompanying consolidated balance sheets. Benefit cost totaled $0.1, $0.0, $0.1, $0.1 and $0.3 for fiscal year 2006, the periods from December 15 to December 31, 2005, from April 1 to December 14, 2005, January 1 to March 31, 2005 and fiscal year 2004, respectively.

The Company established an account to maintain the assets that will pay for the benefits. The balance of this account was $1.7 and $1.7 as of December 31, 2006 and 2005, respectively, and the amounts are included in other assets in the accompanying consolidated balance sheets. Contributions to the plan totaled $0.0, $0.0, $0.7, $0.0, and $0.2 for fiscal year 2006, the periods from December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively.

In addition, the Company, through its subsidiaries, sponsors two tax-qualified 401(k) plans. Under the provisions of the plans, employees contributing a minimum of 2% of their annual income to the plans are awarded a 3% match of their annual income on a bi-weekly basis and a 4% match of their annual income for those employees contributing at least 3% of their annual income on a bi-weekly basis. Contributions to the plans totaled $5.2, $0.2, $3.6, $1.6, and $5.1 for fiscal year 2006, the periods from December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively.

14.	Long-Term Debt

	December 31,
	2006	2005
$480.0 Senior Secured Credit Facilities, net of $1.8 and $2.2 of unamortized original discount at December 31, 2006 and 2005, respectively	$423.2	$445.1
11.75% Senior Notes	175.0	175.0
Capital lease obligation	4.6	6.1
Other indebtedness	1.0	—
	603.8	626.2
Less: current maturities	(46.6)	(16.5)
Long-term debt, net of current maturities	$557.2	$609.7

Senior Secured Credit Facilities

Concurrent with the completion of the Clarke American Acquisition, the Company, as borrower, entered into senior secured credit facilities which provided for a revolving credit facility in an amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011. Portions of the revolving credit facility are available for the issuance of letters of credit and swing line loans. The senior secured credit facilities have a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively. The weighted average interest rate on the term loan was 8.7% at December 31, 2006. As of December 31, 2006, no amounts were drawn under the Company’s $40.0 revolving credit facility, and the Company had $34.6 available for borrowing (giving effect to the issuance of $5.4 of letters of credit).

All obligations under the Company’s credit facilities are guaranteed by the Company’s direct parent and by each of the Company’s direct and indirect present domestic subsidiaries and future

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

wholly owned domestic subsidiaries. The Company’s credit facilities are secured by a perfected first priority security interest in substantially all of the Company’s and the guarantors’ assets, other than any future voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property. The Company currently does not have any foreign subsidiary.

The Company’s term loan facility has an aggregate principal amount at maturity of $440.0. The Company assumed $437.8 of net obligations from its issuance, net of original discount of 0.5%. The original discount is being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method. The Company’s term loan facility is required to be repaid in quarterly installments in annual amounts of: $18.8 in 2007, $28.1 in 2008, $32.8 in 2009, $37.5 in 2010 and $281.4 in 2011. The Company’s term loan facility requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed thereunder, beginning in 2007 with respect to 2006. The amount of the excess cash flow payment, with respect to 2006, included in current maturities is $26.4 at December 31, 2006. The excess cash flow payment reduces the future quarterly payment amounts on a pro rata basis over the term of the loan. The balance of the term loan facility is due in 2011.

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

During February 2006, the Company entered into an interest rate hedge transaction in the form of a three-year interest rate swap with a notional amount of $150.0, which became effective on July 1, 2006 and is accounted for as a cash flow hedge. The hedge swaps the underlying variable rate for a fixed rate of 4.992%. The purpose of this hedge transaction is to limit the Company’s risk on a portion of the variable rate senior secured credit facilities. At December 31, 2006 the value of the hedge is $0.1, which is included in other assets in the consolidated balance sheet.

See Note 3 regarding the Merger.

Senior Notes

Concurrent with the completion of the Clarke American Acquisition, Clarke American issued $175.0 principal amount of the Senior Notes. The Senior Notes will mature on December 15, 2013 and bear interest at a rate per annum of 11.75%, payable on June 15 and December 15 of each year. The indenture governing the Senior Notes contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Senior Notes are unsecured and are effectively subordinated to all of the Company’s existing and future secured indebtedness. The Company must offer to repurchase all of the outstanding Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the Senior Notes with the proceeds from certain sales of assets, if the Company does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of Clarke American Corp.’s subsidiaries, all of which are 100% owned by Clarke American Corp. Because the Clarke American Corp. is a holding company, Clarke American Corp. has no independent assets or operations.

See Note 3 regarding the Merger.

Capital Lease Obligation and Other Indebtedness

The Company has a principal balance of $4.6 outstanding under an information technology capital lease obligation at December 31, 2006. The obligation has an imputed interest rate of 6.0% and has required payments, including interest of $1.6 in 2007, $1.6 in 2008, $1.6 in 2009, and $0.3 in 2010. Clarke American also had $1.0 outstanding under an information technology financing obligation at December 31, 2006. Related to this obligation, Clarke American recorded $0.6 of non-cash capital expenditures for the fiscal year 2006.

15.	Financial Instruments

Most of the Company’s clients are in the financial services industries. The Company reviews payment histories of its customers and evaluates allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value.  The fair value of the Company’s long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2006 was approximately $27.0 higher than the carrying values of $603.8. The estimated fair value of long-term debt at December 31, 2005 approximated carrying value.

16.	Restructuring

The Company developed a restructuring plan to streamline and redesign the manufacturing plant network to take advantage of high-capacity technology and economies of scale. During 2003, the Company closed four printing plants, a contact center, and reorganized corporate processes. During 2004, the Company established reserves for the closure of an order acceptance center, the movement of certain products between facilities and other general changes in technology. In the first quarter of 2005, the Company established reserves for the reorganization of sales processes. This reorganization was focused on maximizing effectiveness while driving profitable growth by redefining sales territories and consolidating sales divisions. In the second quarter of 2005, the Company announced that it would close the Seattle check plant, moving production to the Company’s larger regional facilities. Production was realigned to utilize technology within the Company’s plants to handle small packages. During 2006, the Company established $3.3 in reserves related to a reduction in force of the corporate

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

staff and the closure of two production facilities. In connection with the facilities closures, the Company held $0.5 in assets available for sale at December 31, 2006. The Company sold the assets in January 2007 and recognized an insignificant gain.

The charges are reflected as cost of revenues and as selling, general and administrative expenses in the Company’s consolidated statements of operations. Restructuring accruals are reflected in accrued liabilities and other liabilities in the Company’s consolidated balance sheets and relate primarily to the Financial Institution segment. The Company also incurred other costs related to the facility closures, including stock write offs, training, hiring, relocation and travel. Details of the activities described above for 2006, 2005 and 2004 are as follows:

	Cost of Revenues	Selling, General and Administrative Expenses	Total
Year ended December 31, 2006	$1.3	$2.0	$3.3
December 15 to December 31, 2005	—	—	—
April 1 to December 14, 2005	1.4	0.4	1.8
January 1 to March 31, 2005	—	0.4	0.4
Year Ended December 31, 2004	0.7	—	0.7

The majority of the restructuring projects are within the Financial Institution segment. The Direct to Consumer segment closed one facility in 2006, charging $0.5 in reserves included in the table above. The following tables detail the components of the activity described above for 2006, 2005 and 2004:

	Opening Balance	Amounts Charged	Amounts Paid	Adjustments	Ending Balance
January 1 to December 31, 2006	$0.9	$3.3	$(2.6)	$—	$1.6
December 15 to December 31, 2005	0.9	—	—	—	0.9
April 1 to December 14, 2005	1.0	1.8	(1.9)	—	0.9
January 1 to March 31, 2005	0.8	0.4	(0.2)	—	1.0
January 1 to December 31, 2004	1.3	0.4	(1.2)	0.3	0.8

The Company established reserves in 2005 under purchase accounting for the Honeywell acquisition relating to the closure of an additional production and contact center facility, as well as changes in management resulting from the acquisition. All of the projects were related to the Financial Institution segment except for one facility closure in the Direct to Consumer segment, which accounts for $0.1 of the amounts charged in the table below. The following details the components of such purchase accounting restructuring:

	Opening Balance	Amounts Charged	Amounts Paid	Adjustments	Ending Balance
January 1 to December 31, 2006	$2.5	$—	$(1.4)	$—	$1.1
December 15 to December 31, 2005	2.7	—	(0.2)	—	2.5
April 1 to December 14, 2005	—	5.5	(2.8)	—	2.7

17.	Transactions with Affiliates

Since December 15, 2005, the Company participates in the directors and officer’s insurance program of MacAndrews & Forbes Holdings Inc. (‘‘Holdings’’), which covers the Company as well as Holdings and Holdings’ other affiliates. Holdings directly and indirectly beneficially owned, as of December 31, 2006, approximately 36% of the outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

their respective directors and officers. The Company reimburses Holdings for its portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. The Company did not make any payments to Holdings for this insurance program. As a wholly owned subsidiary of M & F Worldwide, the Company receives certain financial, administrative and risk management oversight from M & F Worldwide. Additionally, during the periods prior to the Clarke American Acquisition, certain amounts of corporate expenses of the relevant predecessor parent companies that were incurred while the relevant predecessor was not a stand-alone company, including legal, tax, accounting, risk management, personnel, infrastructure and other costs, were allocated to the relevant predecessor company. These fees are allocations of shared service costs from the Company’s parent, former parent and affiliated companies and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company recorded $0.5, $0.0, $0.7, $0.0, and $1.7, during fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively.

During 2004 and 2005, the Company had long-term debt payable to its relevant predecessor parents as well as notes receivable from its predecessor parents and other related parties. Substantially all of the cash used in and provided by financing activities during 2004 and 2005 was also associated with related party financing activities. The Company incurred interest expense of $3.5, $5.7, and $19.4 during the periods April 1, 2005 to December 14, 2005, January 1, 2005 to March 31, 2005 and the year ended December 31, 2004, respectively. The Company earned interest income of $1.1, $0.1. and $0.3 during the periods April 1 to December 14, 2005, January 1 to March 31, 2005 and the year ended December 31, 2004, respectively. All of the related party notes were retired as of the completion of the Clarke American Acquisition on December 15, 2005.

18.	Significant Customers

The Company’s top 20 clients accounted for approximately 51%, 52%, 48%, 45%, and 49% of the Company’s revenues during fiscal year 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, January 1 to March 31, 2005, and fiscal year 2004, respectively, with sales to Bank of America representing a significant portion of such revenues in the Financial Institution segment.

19.	Business Segment Information

The Company has two reportable segments. Management measures and evaluates the reportable segments based on operating income. The segments and their principal activities consist of the following:

•	Financial Institution segment – Provides checks and related products, direct marketing and contact center services to financial institutions. The Company serves this segment through its Clarke American and Alcott Routon brands. This segment operates in the U.S.

•	Direct to Consumer segment – Provides checks and related products, customized business kits, and treasury management supplies directly to consumers and businesses through its CITM and B2Direct brands. This segment operates in the U.S.

Clarke American Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2006
(in millions)

Segment information for 2006, 2005 and 2004 is as follows:

	Financial Institution	Direct to Consumer	Other(1)	Total
External revenues:
Year ended December 31, 2006	$523.0	$100.9	$—	$623.9
December 15 to December 31, 2005	20.3	3.8	—	24.1
April 1 to December 14, 2005	371.8	68.1	—	439.9
January 1 to March 31, 2005	129.6	24.8	—	154.4
Year ended December 31, 2004	509.8	97.8	—	607.6
Intersegment revenues:
Year ended December 31, 2006	$8.3	$—	$—	$8.3
December 15 to December 31, 2005	0.4	—	—	0.4
April 1 to December 14, 2005	4.7	—	—	4.7
January 1 to March 31, 2005	1.7	—	—	1.7
Year ended December 31, 2004	6.7	—	—	6.7
Operating income:
Year ended December 31, 2006	$76.8	$10.2	$—	$87.0
December 15 to December 31, 2005	0.5	0.2	—	0.7
April 1 to December 14, 2005	49.4	4.1	—	53.5
January 1 to March 31, 2005	20.7	3.4	—	24.1
Year ended December 31, 2004	95.4	12.4	(0.8)	107.0
Depreciation & amortization (excluding amortization of deferred financing fees and original discount):
Year ended December 31, 2006	$46.2	$8.3	$—	$54.5
December 15 to December 31, 2005	1.7	0.5	—	2.2
April 1 to December 14, 2005	35.4	7.3	—	42.7
January 1 to March 31, 2005	5.3	0.4	—	5.7
Year ended December 31, 2004	21.5	1.8	—	23.3
Capital expenditures (excluding capital lease):
Year ended December 31, 2006	$13.4	$1.3	$—	$14.7
December 15 to December 31, 2005	0.9	0.2	—	1.1
April 1 to December 14, 2005	13.7	1.0	—	14.7
January 1 to March 31, 2005	2.3	0.3	—	2.6
Year ended December 31, 2004	15.6	1.7	—	17.3
Total assets:
December 31, 2006	$998.6	$119.7	$—	$1,118.3
December 31, 2005	1,032.7	117.2	—	1,149.9

(1)	Other – represents general and administrative expenses that were not allocated to the segments.