Form 10-Q
period 2007-06-30
HARLAND CLARKE HOLDINGS CORP
filed 2007-08-09
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
or

Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from                                 to

Commission file number: 333-143717

HARLAND CLARKE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-1696500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2939 Miller Road, Decatur, GA	30035
(Address of principal executive offices)	(Zip code)

(770) 981-9460
(Registrant’s telephone number including area code)

CLARKE AMERICAN CORP.
10931 Laureate Drive, San Antonio, TX 78249

(former name, address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No

As of June 30, 2007, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

HARLAND CLARKE HOLDINGS CORP.

 Index to Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2007

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138.7	$30.5
Accounts receivable (net of allowances of $0.1 and $0.0)	106.8	19.8
Inventories	31.2	13.6
Income taxes receivable	55.6	0.4
Deferred tax assets	29.3	3.1
Prepaid expenses and other current assets	34.5	12.7
Total current assets	396.1	80.1
Property, plant and equipment	257.8	119.0
Less accumulated depreciation	(47.1)	(26.6)
Property, plant and equipment, net	210.7	92.4
Goodwill	1,345.3	346.8
Other intangible assets, net	1,358.8	550.9
Upfront contract payments, net	64.8	31.1
Other assets	65.9	17.0
Total assets	$3,441.6	$1,118.3
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$57.1	$21.1
Deferred revenues	78.9	1.1
Current maturities of long-term debt	20.1	46.6
Accrued liabilities:
Salaries, wages and employee benefits	59.0	22.8
Income and other taxes payable	23.1	3.8
Customer incentives	22.3	8.8
Acquisition-related payments	18.6	—
Other current liabilities	39.6	8.9
Payable to parent	10.5	—
Total current liabilities	329.2	113.1
Long-term debt	2,399.6	557.2
Deferred tax liabilities	492.9	221.9
Other liabilities	34.2	6.8
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, par value $0.01; 200 shares authorized; 100 shares issued at June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	202.5	202.5
Accumulated retained earnings (deficit)	(17.5)	16.7
Accumulated other comprehensive income	0.7	0.1
Total stockholder’s equity	185.7	219.3
Total liabilities and stockholder’s equity	$3,441.6	$1,118.3

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product revenues, net	$299.5	$155.7	$464.0	$318.2
Service revenues, net	40.1	0.5	40.2	0.9
Total net revenues	339.6	156.2	504.2	319.1
Cost of products sold	186.1	96.3	287.3	196.7
Cost of services provided	25.2	0.4	25.3	0.7
Total cost of revenues	211.3	96.7	312.6	197.4
Gross profit	128.3	59.5	191.6	121.7
Selling, general and administrative expenses	87.8	37.6	126.5	74.7
Restructuring costs	1.7	0.9	2.9	0.9
Operating income	38.8	21.0	62.2	46.1
Interest income	1.3	—	1.3	—
Interest expense	(45.3)	(14.6)	(60.5)	(29.2)
Loss on early extinguishment of debt	(54.6)	—	(54.6)	—
Other income (expense), net	0.1	—	0.1	—
(Loss) income before income taxes	(59.7)	6.4	(51.5)	16.9
(Benefit) provision for income taxes	(22.2)	2.5	(19.1)	6.6
Net (loss) income	$(37.5)	$3.9	$(32.4)	$10.3

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net (loss) income	$(32.4)	$10.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	21.6	12.9
Amortization of intangible assets	25.7	14.3
Amortization of deferred financing fees and original issue discount	2.9	1.6
Loss on early extinguishment of debt	54.6	—
Deferred income taxes	(0.9)	(8.1)
Changes in operating assets and liabilities, net of effect of business acquired:
Accounts receivable	(3.0)	(2.3)
Inventories	5.0	1.8
Payable to parent	0.5	—
Prepaid expenses and other assets	(4.8)	3.1
Accounts payable and accrued expenses	(8.1)	3.5
Deferred revenue	2.7	0.7
Upfront contract payments, net	7.4	3.6
Income and other taxes	(26.7)	1.0
Other, net	—	0.5
Net cash provided by operating activities	44.5	42.9
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(1,412.5)	—
Proceeds from sale of property, plant and equipment	1.1	—
Capital expenditures	(10.1)	(7.5)
Capitalized interest	(0.2)	(0.5)
Other, net	(0.5)	—
Net cash used in investing activities	(1,422.2)	(8.0)
Financing activities
Dividend to parent	(1.8)	—
Cash overdrafts	(0.1)	(8.1)
Issuance of notes	615.0	—
Redemption of notes	(175.0)	—
Borrowings on credit agreements	1,800.0	3.8
Repayments of credit agreements and other borrowings	(654.7)	(19.6)
Premiums, penalties and consent payments related to extinguishment of debt	(41.2)	—
Debt issuance cost	(56.3)	—
Net cash provided by (used in) financing activities	1,485.9	(23.9)
Net increase in cash and cash equivalents	108.2	11.0
Cash and cash equivalents at beginning of period	30.5	6.2
Cash and cash equivalents at end of period	$138.7	$17.2
Supplemental disclosure of cash paid for:
Interest	$65.9	$29.8
Taxes paid, net of refunds	8.6	13.8

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

1.	Description of the Business and Basis of Presentation

Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its direct and indirect wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) and was renamed ‘‘Clarke American Corp.’’ Clarke American Corp. is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (‘‘Harland’’), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the ‘‘Harland Acquisition’’) (see Note 3). After the closing of the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings Corp.

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following three business segments: Harland Clarke (which consists of the combined check and related products business of Clarke American Corp. and Harland), Harland Financial Solutions and Scantron.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized direct marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s direct marketing offerings include turnkey direct marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2006 Annual Report on Form 10-K.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of Harland from the date of acquisition of May 1, 2007.

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 10). The Company is a holding company, and has no independent assets other than approximately $19.7 of cash and cash equivalents at June 30, 2007, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are minor.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, upfront contract payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

Revenues for direct response marketing services are recognized from the Company’s fixed price direct mail and marketing contracts based on the proportional performance method for time and materials at relative fair value for specific projects.

For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence. Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on vendor-specific objective evidence (the price of a bundled element when sold separately), is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed. For multiple-element arrangements that do not include software, total revenue is allocated to contract elements based on the provisions of the Financial Accounting Standards Board’s (‘‘FASB’’) Emerging Issues Task Force (‘‘EITF’’) 00-21, ‘‘Revenue Arrangements with Multiple Elements.’’

Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis. Revenue from licensing of software under limited term license agreements is recognized ratably over the term of the agreement.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

For software that is installed and integrated by the Company or customer, license revenue is recognized upon shipment assuming functionality has already been proven and there are no significant customization services. For software that is installed, integrated and customized by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. Revenue from arrangements that are subject to substantive customer acceptance provisions is deferred until the acceptance conditions have been met.

Revenue from outsourced data processing services and other transaction processing services is recognized in the month the transactions are processed or the services are rendered.

The contractual terms of software sales do not provide for product returns or allowances. However, on occasion the Company may allow for returns or allowances primarily in the case of a new product release. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sales allowance history and projected economic conditions.

Service revenues are comprised of revenues derived from software maintenance agreements, card services, field maintenance services, core processing service bureau deliverables, analytical services, consulting services, training services, survey services and certain contact center services.

Accrued Customer Incentives

The Company’s Harland Clarke segment has contractual agreements with many of its customers that provide incentives for rebates or discounts on certain products. Such rebates and discounts are recorded as reductions to revenue and as accrued liabilities. Some agreements may provide for the purchase of certain products not covered by the agreement to be purchased at a discount by the customer and the cost of such products is recorded as a cost of products sold over the term of the agreement and as an accrued liability.

Shipping and Handling

Revenue received from shipping and handling fees is reflected in product revenues, net in the accompanying consolidated statements of operations. Costs related to shipping and handling are included in cost of products sold.

Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid debt instruments with a maturity, when purchased, of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable. Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

The Company states inventories at the lower of cost or market value. The Company determines cost by average costing or the first-in, first-out method.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Upfront Contract Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized upfront contract payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $0.3 and $0.9 for the three and six months ended June 30, 2007, respectively. The Company recorded revenue related to contract terminations of $0.3 and $0.5 for the three and six months ended June 30, 2006, respectively.

Advertising

Advertising costs, which are recorded in selling, general and administrative expenses, consist primarily of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.

Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by Checks in The Mail, a division of the Company’s Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams. Unamortized balances are included in other current and non-current assets in the accompanying consolidated balance sheets.

The Company’s advertising expense was $4.6 and $9.0 for the three and six months ended June 30, 2007, respectively. Advertising expense was $3.9 and $7.7 for the three and six months ended June 30, 2006, respectively.

Property, Plant and Equipment

The Company states property, plant and equipment at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend the asset life are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of such assets. The Company amortizes leasehold improvements over the shorter of the useful life of the related asset or the lease term. Certain leases also contain tenant improvement allowances, which are recorded as a leasehold improvement and deferred rent and amortized over the lease term. The Company eliminates cost and accumulated depreciation applicable to assets retired or otherwise disposed of from the accounts and reflects any gain or loss on such disposition in operating results. As further discussed below, the Company capitalizes the qualifying costs incurred during the development stage on internally developed software or software obtained for internal use and amortizes the costs over the estimated useful life of the software. The Company capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset.

The useful lives for computing depreciation are as follows:

Buildings	30 – 40 years
Machinery and equipment	3 – 15 years
Leasehold improvements	1 – 20 years
Computer software	3 – 5 years
Furniture, fixtures and transportation equipment	3 – 8 years

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $3.5 and $3.5 during the three and six months ended June 30, 2007, respectively, and were primarily costs incurred related to the development of software. Research and development costs were not significant for the three and six months ended June 30, 2006.

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized in accordance with the Statement of Financial Accounting Standards (‘‘SFAS’’) No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.’’ Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

The Company accounts for costs to develop or obtain computer software for internal use in accordance with Accounting Standards Executive Committee Statement of Position 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,’’ which requires certain costs to be capitalized.

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

The Company measures impairment of its indefinite lived intangible assets, which consist of certain tradenames and trademarks based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life.

The Company evaluates goodwill and indefinite lived intangible assets for impairment on an annual basis in the fourth quarter, or more frequently if indicators of impairment exist.

The Company amortizes its customer relationships, software and amortizable trademarks and tradenames using the cash flow method over their estimated useful lives. All other amortizable intangible assets are being amortized ratably over their estimated useful lives.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset other than goodwill and indefinite lived intangible assets may not be recoverable, the Company assesses the recoverability of such asset based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates are less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. Assets held for disposal are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

Income Taxes

The Company computes income taxes under the liability method. Under the liability method, the Company generally determines deferred income taxes based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records net deferred tax assets when it is more likely than not that it will realize the tax benefits. See Note 9.

Pensions and Other Postretirement Benefits

The Company has defined benefit postretirement plans and defined contribution 401(k) plans, which cover certain current and former employees of the Company who meet eligibility requirements.

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).’’ SFAS No. 158 requires an entity to recognize in its statement of financial position the funded status of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement benefit plan within accumulated comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The adoption of SFAS No. 158 did not change the amount of actuarially determined expense that is recorded in the consolidated statements of operations.

Translation of Foreign Currencies

The functional currency for the Company’s foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into U.S. dollars at rates of exchange in effect at the balance sheet date and statement of operations items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

have been discounted. As of June 30, 2007 and December 31, 2006, the combined liabilities for self-insured workers compensation and group medical liability were $14.0 and $3.9, respectively.

Derivative Financial Instruments

The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. The Company measures ineffectiveness in accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities.’’

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $54.8 and $13.2 as of June 30, 2007 and December 31, 2006, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and work force rationalization. A portion of these costs relate to the operations acquired from Harland and have been included in purchase accounting in accordance with EITF 95-3, ‘‘Recognition of Liabilities in Connection with a Purchase Business Combination.’’ The remaining costs relate to the Company’s previously existing operations and have been accounted for in accordance with SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ Additional restructuring charges related to the Company’s previously existing operations will be incurred as the Company completes its restructuring plan.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2007 presentation. These reclassifications primarily relate to the Harland Acquisition, which resulted in the inclusion of additional line items in the financial statements.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the anticipated impact of SFAS No. 157 on its consolidated results of operations and financial position.

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

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland, for $1,423.0 in cash. The acquisition combines complementary products and services of Harland and Clarke American Corp., to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.2 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid by M & F Worldwide to MacAndrews & Forbes Holdings Inc. (which, as of June 30, 2007, beneficially owned approximately 37.5% of the outstanding M & F Worldwide common stock) (‘‘Holdings’’) for services in sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 13). The capitalized fees and expenses also include $3.0 paid by the Company to M & F Worldwide to reimburse it for professional fees paid relating to the Harland Acquisition. Acquisition-related liabilities of $18.6 on the accompanying consolidated balance sheet as of June 30, 2007 represent amounts to be paid to certain former Harland executives under employment contracts.

The Company borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under its previously outstanding senior secured credit facilities, to repay its previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 10):

$1,800.0 Senior Secured Term Loan	$1,800.0
Senior Floating Rate Notes due 2015	305.0
9.50% Senior Fixed Rate Notes due 2015	310.0
$2,415.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		130.6
Goodwill		998.5
Other intangible assets:
Customer relationships	$636.7
Trademarks and tradenames	114.7
Patented technology	12.2
Software	70.1
Total other intangible assets		833.7
Other assets		168.9
Total assets acquired		2,239.9
Deferred revenues		79.1
Long-term debt		229.1
Deferred tax liabilities		278.1
Other liabilities		188.4
Net assets acquired		$1,465.2

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes. The Company has not yet completed the allocation of goodwill to its segments.

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities. The Company recorded $12.5 of severance and severance-related costs for the termination of certain Harland employees and $5.0 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with the EITF 95-3. See Note 12 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $4.3 was expensed during the period May 1, 2007 to June 30, 2007). The Company expects that substantially all of the inventory fair value adjustment will be expensed by the end of the third quarter of 2007.

Also as part of the application of purchase accounting, deferred revenue was decreased by $13.8 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $4.3 was reflected as reduced revenues for the period May 1, 2007 to June 30, 2007). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Harland Acquisition and related financing transactions had occurred as of the beginning of each of the periods presented. The unaudited pro

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Harland Acquisition and related financing transactions had taken place at the beginning of each of the periods presented, nor does it purport to represent results of operations for future periods.

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$428.1	$415.6	$854.8	$852.0
Operating (loss) income	(49.9)	49.1	(2.3)	109.0
Net (loss) income	(101.9)	(2.1)	(104.7)	2.5
Depreciation and amortization (excluding amortization of deferred financing fees)	42.4	43.9	85.1	88.2

In the pro forma information above, the results prior to the acquisition date were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the adjustment of interest expense reflecting the extinguishment of the Company’s and Harland’s former debt and the issuance of $2,415.0 of new debt; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. The pro forma information above was not adjusted for non-recurring employee retention bonuses, stock based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $8.5 and $115.9 in the three and six months ended June 30, 2007 results above, respectively.

Also, the pro forma information above includes the impact of the following items in the second quarter of 2007: the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.3 and $4.3, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($13.0 reflected in the three months ended June 30, 2007 and 2006 and $26.0 reflected in the six months ended June 30, 2007 and 2006). These cost savings pertain to the termination of certain Harland employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

The pro forma information does not include adjustments for additional expected cost savings resulting from the termination of certain of the Company’s historical employees, the closure of certain of the Company’s historical facilities, procurement savings or the elimination of certain duplicate corporate costs to the extent not yet realized in the Company’s operating results. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

Harland Financial Solutions – Asset Purchase

On June 28, 2007, the Company and one of its wholly owned subsidiaries, Harland Financial Solutions, Inc. (‘‘HFS Inc.’’), entered into an agreement (the ‘‘IP and Assets Purchase Agreement’’) with Peldec Decision Systems Ltd. (‘‘Peldec’’), an Israeli corporation, and its owner. The IP and Assets Purchase Agreement provides for HFS Inc.’s purchase of certain intellectual property related to software products developed by Peldec (the ‘‘Products’’), including related contracts, documents,

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

permits and agreements, and the assumption of certain related liabilities and contractual obligations, for an aggregate purchase price of $27.1, subject to a post-closing work-in-process adjustment, as defined.

The transaction is expected to close in the third quarter of 2007, though there can be no assurance that the conditions to closing will be satisfied in the third quarter of 2007 or at all. HFS Inc. has distributed the Products since August 2005 pursuant to a reseller agreement with Peldec which provides for royalties, and will continue to do so under this existing arrangement until the closing of the purchase transaction. In connection with the closing, a newly formed subsidiary of HFS Inc. will enter into employment and incentive plan agreements with the former owner and certain key employees of Peldec. The incentive agreements require payments to the key employees totaling $2.9 through the third anniversary of the closing of the transaction.

Of the total purchase price of $27.1, $14.0 will be paid at closing, $4.9 is due on the first anniversary of the closing date, and $4.1 is due on each of the second and third anniversaries of the closing date. Each time-based payment is subject to forfeiture if the former owner of Peldec terminates employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the IP and Assets Purchase Agreement.

4.	Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished goods	$7.4	$6.1
Work-in-progress	7.1	5.3
Raw materials	16.7	2.2
	$31.2	$13.6

5.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the six months ended June 30, 2007 is as follows:

Balance as of December 31, 2006	$346.8
Harland Acquisition	998.5
Balance as of June 30, 2007	$1,345.3

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Amortized intangible assets:
Customer relationships	10-30	$1,119.9	$483.3	$50.0	$27.9
Trademarks and tradenames	15	11.0	11.0	0.9	0.6
Covenants not to compete	—	0.4	0.4	0.4	0.4
Software	2-10	72.1	2.0	4.1	1.0
Patented technology	4-10	12.2	—	0.2	—
		1,215.6	496.7	55.6	29.9
Indefinite lived intangible assets:
Trademarks and tradenames		198.8	84.1	—	—
Total other intangible assets		$1,414.4	$580.8	$55.6	$29.9

Amortization expense was $18.3 and $25.7 for the three and six months ended June 30, 2007, respectively. Amortization expense was $7.1 and $14.3 for the three and six months ended June 30, 2006, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Harland Acquisition was 17.4 years as of May 1, 2007. The weighted average amortization period for each major class of these amortizable intangible assets as of May 1, 2007 was as follows: customer relationships – 18.5 years, software – 8.4 years and patented technology – 9.9 years.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2011 is as follows:

Six months ending December 31, 2007	$46.4
Year ending December 31, 2008	89.5
Year ending December 31, 2009	87.1
Year ending December 31, 2010	84.5
Year ending December 31, 2011	78.6

6.	Business Segment Information

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along three reportable segments together with a corporate group for certain support services. The reorganization aligns the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

•	Harland Clarke segment – Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment – Provides core processing, retail and lending solutions as well as maintenance services to financial and other institutions. This segment operates primarily in the United States and Canada.

•	Scantron segment – Provides data collection and testing and assessment products and services sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

Prior period results in the tables below have been restated to conform to the business segment changes as described above. The Company has not yet completed the allocation of assets acquired from Harland to its segments. See Note 3 for additional disclosures regarding the Harland Acquisition.

Selected summarized financial information for the three months ended June 30, 2007 and 2006 was as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Corporate and Other	Total
Product revenues, net:
Three months ended June 30, 2007	$275.7	$13.9	$9.9	$—	$299.5
Three months ended June 30, 2006	155.7	—	—	—	155.7
Service revenues, net:
Three months ended June 30, 2007	$0.5	$38.1	$1.5	$—	$40.1
Three months ended June 30, 2006	0.5	—	—	—	0.5
Intersegment revenues:
Three months ended June 30, 2007	$0.1	$0.1	$—	$(0.2)	$—
Three months ended June 30, 2006	—	—	—	—	—
Operating income (loss):
Three months ended June 30, 2007	$44.0	$3.8	$(3.0)	$(6.0)	$38.8
Three months ended June 30, 2006	21.0	—	—	—	21.0
Depreciation and amortization:
Three months ended June 30, 2007	$24.6	$6.3	$2.6	$—	33.5
Three months ended June 30, 2006	13.6	—	—	—	13.6
Capital expenditures (excluding capital leases):
Three months ended June 30, 2007	$7.1	$0.9	$0.4	$0.1	$8.5
Three months ended June 30, 2006	3.8	—	—	—	3.8

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the six months ended June 30, 2007 and 2006 was as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Corporate and Other	Total
Product revenues, net:
Six months ended June 30, 2007	$440.2	$13.9	$9.9	$—	$464.0
Six months ended June 30, 2006	318.2	—	—	—	318.2
Service revenues, net:
Six months ended June 30, 2007	$0.6	$38.1	$1.5	$—	$40.2
Six months ended June 30, 2006	0.9	—	—	—	0.9
Intersegment revenues:
Six months ended June 30, 2007	$0.1	$0.1	$—	$(0.2)	$—
Six months ended June 30, 2006	—	—	—	—	—
Operating income (loss):
Six months ended June 30, 2007	$67.4	$3.8	$(3.0)	$(6.0)	$62.2
Six months ended June 30, 2006	46.1	—	—	—	46.1
Depreciation and amortization:
Six months ended June 30, 2007	$38.4	$6.3	$2.6	$—	$47.3
Six months ended June 30, 2006	27.2	—	—	—	27.2
Capital expenditures (excluding capital leases):
Six months ended June 30, 2007	$8.7	$0.9	$0.4	$0.1	$10.1
Six months ended June 30, 2006	7.5	—	—	—	7.5

7.	Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(37.5)	$3.9	$(32.4)	$10.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	0.3	—	0.3	—
Changes in fair value of cash flow hedging instruments, net of taxes of $0.4, $0.5, $0.1 and $0.7	0.7	0.8	0.4	1.3
Unrealized loss on investments, net of a negligible tax benefit	(0.1)	—	(0.1)	—
Comprehensive (loss) income	$(36.6)	$4.7	$(31.8)	$11.6

8.	Post-Retirement Defined Benefit Plans

As a result of the Harland Acquisition, the Company currently sponsors unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired from Harland prior to December 31, 2002 with twenty or

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

more years of service at December 31, 2000, the Company currently contributes approximately 50% of the cost of providing the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory for those employees that retired from Harland by December 31, 2002.

The accrued postretirement benefit obligation as of May 1, 2007, the date of the Harland Acquisition, was $17.3. The Company expects to contribute $0.8 to the postretirement benefit plans during the period May 1, 2007 through December 31, 2007. The Company’s contributions to the postretirement plans during the period May 1, 2007 through June 30, 2007 were not significant.

Net periodic postretirement costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest earned on accumulated postretirement benefit obligation	$0.2	$—	$0.2	$—
Net amortization	—	—	—	—
Net postretirement benefit cost	$0.2	$—	$0.2	$—

9.	Income and Other Taxes

The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and some excise taxes on a net basis in the accompanying consolidated statements of operations.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

Unrecognized tax benefits at January 1, 2007 and June 30, 2007, which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. At January 1, 2007 and June 30, 2007, the Company had accrued immaterial amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s federal tax returns for the 2003 through 2006 tax years remain subject to examination. In addition, Harland is currently under Internal Revenue Service examination for certain items for the 2001 and 2002 tax years, which are subject to Joint Committee review. The Company is unable to determine if the Joint Committee review will be concluded within the next 12 months. The Company files in numerous state jurisdictions with varying statutes of limitations. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

10.	Long-Term Debt

	June 30, 2007	December 31, 2006
$480.0 Prior Credit Facilities, net of $1.8 unamortized original issue discount at December 31, 2006	$—	$423.2
11.75% Senior Notes due 2013	—	175.0
$1,900.0 Senior Secured Credit Facilities	1,800.0	—
Senior Floating Rate Notes due 2015	305.0	—
9.50% Senior Fixed Rate Notes due 2015	310.0	—
Capital lease obligations and other indebtedness	4.7	5.6
	2,419.7	603.8
Less: current maturities	(20.1)	(46.6)
Long-term debt, net of current maturities	$2,399.6	$557.2

$1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the ‘‘New Credit Agreement’’).

The New Credit Agreement provides for a $1,800.0 senior secured term loan (the ‘‘New Term Loan’’), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the New Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount, with the first installment due September 28, 2007. In addition, the New Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The New Credit Agreement also provides for a new $100.0 revolving credit facility (the ‘‘New Revolver’’) that matures on June 28, 2013. The New Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the New Term Loan was 7.82% at June 30, 2007. As of June 30, 2007, there were no borrowings under the New Revolver and there was $89.2 available for borrowing (giving effect to the issuance of $10.8 of letters of credit).

Under certain circumstances, the Company is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the New Credit Agreement and the 2015 Senior Notes (as defined below) allow the Company to borrow substantial additional debt.

Loans under the New Credit Agreement bear, at the Company’s option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

The New Credit Agreement has a commitment fee for the unused portion of the New Revolver and for issued letters of credit of 0.50% and 2.88%, respectively. Interest rate margins and commitment fees under the New Revolver are subject to reduction in increments based upon the Company achieving certain consolidated leverage ratios.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The Company and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under the New Credit Agreement.  In addition, the Company’s direct parent, CA Acquisition Holdings, Inc., is a guarantor under the New Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of the Company’s, each of the co-borrowers’ and the guarantors’ tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).

The New Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The New Credit Agreement requires the Company to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the New Revolver only. The Company has the right to prepay the New Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the New Revolver at any time, in minimum principal amounts set forth in the New Credit Agreement. The Company is required to prepay the New Term Loan with 50% of excess cash flow (as defined in the New Credit Agreement, commencing with the fiscal year 2008, with certain reductions set forth in the New Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

The New Credit Agreement also contains certain customary affirmative covenants and events of default. Such events of default include, but are not limited to: non-payment of amounts when due; violation of covenants; material inaccuracy of representations and warranties; cross default and cross acceleration with respect to other material debt; bankruptcy and other insolvency events; certain ERISA events; invalidity of guarantees or security documents; and material judgments. Some of these events of default allow for grace periods.

If a change of control (as defined in the New Credit Agreement) occurs, the Company will be required to make an offer to prepay all outstanding term loans under the New Credit Agreement at 101% of the outstanding principal amount thereof plus accrued and unpaid interest, and lenders holding a majority of the revolving credit commitments may elect to terminate the revolving credit commitments in full. The Company is also required to offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

Under the terms of the New Credit Agreement, the Company is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through the entering into of hedging agreements within 180 days of the effectiveness of the New Credit Agreement. In order to comply with this requirement, the Company entered into interest rate derivative arrangements described in ‘‘Interest Rate Hedges’’ below.

Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘New Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the New Credit Agreement. The New Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the New Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with the deadlines and other provisions of a registration rights agreement that the Company executed in connection with the issuance of the 2015 Senior Notes, the Company filed a registration statement on June 13, 2007 registering an offer to exchange for publicly registered 2015 Senior Notes with substantially equivalent terms as those of the 2015 Senior Notes originally issued, which was declared effective by the Securities and Exchange Commission on June 20, 2007. The Company commenced an exchange offer on June 21, 2007 and closed the offer on August 3, 2007 with $614.5 of the total $615.0 principal amount of the 2015 Senior Notes having been exchanged.

Prior Credit Facilities

Concurrent with the completion of M & F Worldwide’s acquisition of Clarke American Corp. (since renamed Harland Clarke Holdings) in December 2005, the Company, as Borrower, entered into senior secured credit facilities (the ‘‘Prior Credit Facilities’’), which provided for a revolving credit facility (the ‘‘Prior Revolver’’) in the amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011 (the ‘‘Prior Term Loan’’). The outstanding principal balance under the Prior Credit Facilities of $393.7 was repaid on May 1, 2007 in connection with the Harland Acquisition and related financing transactions, along with accrued interest through the date of repayment of $2.9 and prepayment penalties of $3.9. Portions of the Prior Revolver were available for the issuance of letters of credit and swing line loans. The Prior Credit Facilities had a commitment fee for the unused portion of the revolving credit facility and for issued letters of credit of 0.50% and 3.25%, respectively.

The Prior Term Loan had an aggregate principal amount at maturity of $440.0. The Company assumed $437.8 of net obligations from its issuance, net of original issue discount of 0.5%. The original issue discount was being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method, and the unamortized amount of $1.5 was written off in the second quarter of 2007 upon repayment of the debt. The Prior Term Loan was required to be repaid in quarterly installments in annual amounts of $19.0 in 2007, $28.0 in 2008, $33.0 in 2009, $38.0 in 2010 and $280.5 in 2011. The Prior Term Loan also required that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed thereunder. The amount of the excess cash flow payment, with respect to 2006, included in current maturities was $26.5 at December 31, 2006 and such amount was paid in February 2007. At the time of the excess cash flow payment, the Company wrote-off deferred financing fees of $0.6.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Loans under the Company’s Prior Credit Facilities bore, at the Company’s option, interest at:

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

Senior Notes due 2013

Concurrent with the completion of M & F Worldwide’s acquisition of Clarke American Corp. (since renamed Harland Clarke Holdings) in December 2005, the Company issued $175.0 principal amount of 11.75% Senior Notes due December 15, 2013 (the ‘‘2013 Senior Notes’’). All of these notes were either repurchased in a tender offer that closed on May 3, 2007 or redeemed on June 4, 2007 for total consideration of $220.1, including prepayment premiums and consent payments totaling $37.3 and accrued interest of $7.8. The 2013 Senior Notes were to mature on December 15, 2013 and paid interest at a rate per annum of 11.75% on June 15 and December 15 of each year. The 2013 Senior Notes were unsecured and were effectively subordinated to all of the Company’s secured indebtedness.

Loss on Early Extinguishment of Debt

In connection with the extinguishment of the Company’s Prior Credit Facilities and the 2013 Senior Notes, the Company recorded a total loss on early extinguishment of debt of $54.6, consisting of the following: the $37.3 prepayment premiums and consent payments on the 2013 Senior Notes, the $3.9 prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 for the write-off of unamortized original discount on the Prior Credit Facilities and a non-cash expense of $11.9 for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $4.2 and $4.6 at June 30, 2007 and December 31, 2006, respectively. These obligations have imputed interest rates ranging from 3.6 % to 21.9 % and have required payments, including interest, of $1.0 in 2007, $1.9 in 2008, $1.7 in 2009, and $0.3 in 2010. A subsidiary of the Company also had $0.5 and $1.0 outstanding under an information technology financing obligation at June 30, 2007 and December 31, 2006, respectively.

Interest Rate Hedges

During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of its variable interest rate Prior Credit Facilities. On May 1, 2007, the Prior Credit Facilities were repaid in full. The Company has redesignated the swaps as a hedge against the variable interest rate on a portion of its New Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 over the remaining life of the derivative contract using the straight-line method in interest expense in the consolidated statements of operations.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

During June 2007, the Company entered into interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007 and are accounted for as cash flow hedges. The two-year hedge swaps the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. The purpose of these hedge transactions is to limit the Company’s risk on a portion of its variable rate New Term Loan and comply with the terms of the New Credit Agreement.

As of June 30, 2007 and December 31, 2006, the Company recorded an asset of $1.0 and $0.1, respectively, related to these derivative instruments in other assets in the accompanying consolidated balance sheets.

11.	Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2018. Certain leases contain renewal options for one to five year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At June 30, 2007, future minimum lease payments under non-cancellable operating leases with terms of one year or more are as follows:

Six months ending December 31, 2007	$12.2
Year ending December 31, 2008	23.8
Year ending December 31, 2009	21.6
Year ending December 31, 2010	17.9
Year ending December 31, 2011	15.2
Thereafter	23.0

Minimum rental payments in the above table have not been reduced by minimum sublease payments of $3.6.

Total lease expense for all operating leases was $5.1 and $7.0 for the three and six months ended June 30, 2007, respectively. Total lease expense for all operating leases was $1.8 and $3.8 for the three and six months ended June 30, 2006, respectively.

At June 30, 2007, the Company had obligations to purchase approximately $11.2 of raw materials.

The Company’s Harland Clarke segment has contracts with certain customers that contain provisions that call for future payments to the customer. These payments are amortized as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. As of June 30, 2007, the Company’s future cash obligations for these contracts are as follows:

Six months ending December 31, 2007	$16.1
Year ending December 31, 2008	36.0
Year ending December 31, 2009	32.1
Year ending December 31, 2010	11.6
Year ending December 31, 2011	5.8
Thereafter	2.1

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s businesses. In the stock purchase agreement executed in connection with the acquisition of the Company by M & F Worldwide, Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing of the acquisition at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment, based on the agreement of the parties, and was reduced to $27.0 by June 30, 2007. Since the Company believes the likelihood is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in the accompanying financial statements.

Other

Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.

12.	Restructuring

Prior to the Harland Acquisition

Prior to the Harland Acquisition, the Company developed a restructuring plan for its checks and related products business, which is now contained in the Harland Clarke segment, to streamline and redesign the manufacturing plant and contact center network in order to take advantage of high-capacity technology and economies of scale, to redefine sales territories and consolidate sales divisions, and to restructure the segment’s corporate staff.

During the year ended December 31, 2006, the Company established $3.3 in reserves with respect to the checks and related products business related to the closure of two production facilities and a reduction in force of the segment’s corporate staff. In connection with the facilities closures, the Company sold $0.5 of assets in January 2007 and recognized an insignificant gain.

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These closures will be completed in 2007 with a total expected expenditure of approximately $2.5, net of proceeds from the planned sale of a facility.

Subsequent to the Harland Acquisition

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs. The Company’s planned initiatives primarily include the following:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

•	consolidation of various facilities in the Harland Clarke segment;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $12.5 of severance and severance-related costs for the termination of certain Harland employees and $5.0 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting, during the three months ended June 30, 2007 the Company expensed $0.8, net of adjustments, for severance and severance-related costs for the termination of certain of the Company’s historical employees and $0.9 of costs for the closure of certain of the Company’s historical facilities.

Of the liabilities recorded in purchase accounting, $9.3 relates to the Harland Clarke segment, $7.3 relates to the Harland Financial Solutions segment and $0.9 relates to the Corporate segment. All of the restructuring costs expensed during the three and six months ended June 30, 2007 relate to the Harland Clarke segment.

With respect to the restructuring costs totaling $1.7 that were expensed subsequent to the Harland Acquisition, the Company expects to complete the planned facilities closures and employee terminations by December 2007, with a total expected expenditure of approximately $1.6 for the closure of certain of the Company’s pre-Harland Acquisition facilities, and a total expected expenditure of approximately $1.4 for the termination of certain of the Company’s pre-Harland Acquisition employees.

The following details the components of the Company’s restructuring accruals for the six months ended June 30, 2007 and 2006:

	Beginning Balance	Established in Harland Acquisition Purchase Accounting	Expensed	Paid in Cash	Ending Balance
Six months ended June 30, 2007:
Severance and severance-related	$1.7	$12.5	$2.0	$(8.8)	$7.4
Facilities closures	1.0	5.0	0.7	(1.1)	5.6
Other	—	—	0.2	(0.2)	—
Total	$2.7	$17.5	$2.9	$(10.1)	$13.0
Six months ended June 30, 2006:
Severance and severance-related	$1.8	$—	$0.8	$(0.9)	$1.7
Facilities closures	1.6	—	0.1	(0.4)	1.3
Other	—	—	—	—	—
Total	$3.4	$—	$0.9	$(1.3)	$3.0

Restructuring accruals are reflected in other current liabilities and other liabilities in the Company’s consolidated balance sheets. The Company expects to pay the remaining severance and severance-related costs through December 2007 and the remaining facilities closure costs and other costs through January 2011.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

In addition to the amounts disclosed in the table above, the Company also incurred other costs related to the facility closures, including inventory write-offs, training, hiring, relocation and travel of $0.2 and $0.3 during the six months ended June 30, 2007 and 2006, respectively.

13.	Transactions with Affiliates

In accordance with SEC Staff Accounting Bulletin 79, ‘‘Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),’’ the Company expensed $0.5 and $0.8 during the three and six months ended June 30, 2007, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and accrued expenses. Such expenses during the three and six months ended June 30, 2006 were not significant.

During the six months ended June 30, 2007, the Company paid a cash dividend in the amount of $1.8 to M & F Worldwide to cover certain public company related expenses.

M & F Worldwide paid $10.0 in June 2007 to MacAndrews & Forbes Holdings Inc. for its service in sourcing, analyzing, negotiating and executing the Harland Acquisition. As discussed in Note 3, the Company has included this fee in the purchase price for the Harland Acquisition and has reflected it as a payable to parent in the accompanying consolidated balance sheet as of June 30, 2007. As also described in Note 3 above, the Company paid $3.0 to M & F Worldwide during the second quarter of 2007 to reimburse it for professional fees paid by M&F Worldwide relating to the Harland Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding the Company’s financial condition and results of operations for the three and six months ended June 30, 2007 and June 30, 2006 should be read in connection with the more detailed financial information contained in the Company’s consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) and was renamed ‘‘Clarke American Corp.’’ Clarke American Corp. is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (‘‘Harland’’), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the ‘‘Harland Acquisition’’). After the closing of the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings Corp.

As a result of the Harland Acquisition, the Company reorganized its business and corporate structure along three business segments, Harland Clarke (which consists of the combined check and related products business of Clarke American Corp. and Harland), Harland Financial Solutions and Scantron.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized direct marketing and contact center services to its financial and commercial institution clients. Harland Clarke direct marketing offerings include turnkey direct marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

The Harland Acquisition

On December 19, 2006, M & F Worldwide entered into an agreement and plan of merger (the ‘‘Merger Agreement’’) with Harland, under which a wholly owned subsidiary of M & F Worldwide would merge with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company. The closing of the Harland Acquisition and the related financing transactions described below (collectively referred to as the ‘‘Transactions’’) occurred on May 1, 2007. The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland in accordance with the Merger Agreement. Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company was renamed Harland Clarke Holdings Corp.

Harland Clarke Holdings Corp. and Subsidiaries

To fund the purchase price in the Harland Acquisition, to refinance the Company’s and Harland’s prior existing indebtedness, and to pay the fees and expenses for the Harland Acquisition and the related financings:

•	The Company entered into a $1,800.0 million senior secured term loan and a $100.0 million revolving credit facility; and

•	The Company issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015.

The Company expects that the Harland Acquisition will greatly increase its revenues, the related cost of revenues and selling, general and administrative expenses. As a result of the application of purchase accounting under Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations,’’ the Company also expects that its depreciation and amortization expense will increase significantly.

Having completed the Harland Acquisition, the Company is focused on improving operating margins by reducing SG&A expenses, shared services costs and cost of sales.

This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Critical Accounting Policies and Estimates as described below.

Critical Accounting Policies and Estimates

The Company reviews its accounting policies on a regular basis. The Company makes estimates and judgments as part of its financial reporting that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, investments, intangible assets, postretirement benefits, income taxes, contingencies and litigation, as well as other assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from the assumed outcomes. The Company believes the following critical accounting policies affect its more significant judgments and estimates.

Revenue Recognition   —   The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Harland Financial Solutions and Scantron segments. Revenue is recognized in accordance with the provisions of Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-9, ‘‘Software Revenue Recognition, with Respect to Certain Transactions,’’ and clarified by Staff Accounting Bulletin (‘‘SAB’’) 101, ‘‘Revenue Recognition in Financial Statements,’’ SAB 104, ‘‘Revenue Recognition,’’ and Emerging Issues Task Force (‘‘EITF’’) Issue 00-21 (‘‘EITF 00-21’’), ‘‘Revenue Arrangements with Multiple Deliverables.’’ The application of these pronouncements requires judgment, including whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (‘‘VSOE’’) of fair value exists for those elements. Customers receive certain elements of the Company’s products and services over time. Changes to the elements in a software arrangement or in the Company’s ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue reflected in the financial statements.

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and

Harland Clarke Holdings Corp. and Subsidiaries

services or ‘‘elements.’’ None of these elements are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended by SOP 98-9, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

Implementation services are generally for installation, training, implementation and configuration. These services are not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally revenue is recognized when services are completed. On implementations for outsourced data processing services, revenue is deferred and recognized over the life of the outsourcing arrangement. On certain larger implementations, revenue is recognized based on milestones during the implementation. Milestones are triggered by tasks completed or based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to uncertainties inherent in these estimates, actual results could differ from these estimates.

Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. VSOE of fair value is determined based on contract renewal rates.

Outsourced data processing services and other transaction processing services are recognized in the month the transactions are processed or the services are rendered.

The Harland Clarke segment recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, upfront contract payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

Revenues for direct response marketing services are recognized from Harland Clarke’s fixed price direct mail and marketing contracts based on the proportional performance method for time and materials at relative fair value for specific projects.

Advertising    —    Advertising costs, which are recorded in selling, general and administrative expenses, consist primarily of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company. Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by Checks In The Mail, a division of the Company’s Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams. Unamortized balances are included in other current and non-current assets in the Company’s consolidated balance sheets.

Income Taxes    —    The Company estimates its actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated

Harland Clarke Holdings Corp. and Subsidiaries

statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis, the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for items that it believes could be challenged by these taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Long-Lived Assets   — The Company assesses the impairment of property, plant and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of these assets or the strategy for the Company’s overall business; and

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Significant assumptions requiring judgment are required to determine future cash flows, including but not limited to the estimated remaining useful life of the asset, future revenue streams and future expenditures to maintain the existing service potential of the asset. The Company re-evaluates the useful life of these assets at least annually to determine if events and circumstances continue to support their recorded useful lives. Assets held for disposal are carried at the lower of carrying amount of fair value, less estimated costs to sell such assets.

Goodwill and Acquired Intangible Assets   —   Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired.

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

The Company measures impairment of its indefinite-lived intangible assets, which consist of certain tradenames and trademarks, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets annually to determine whether events and circumstances continue to support an indefinite useful life.

Harland Clarke Holdings Corp. and Subsidiaries

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management in determining the fair value of the Company’s reporting units and its indefinite lived intangible assets. There is inherent subjectivity involved in estimated future cash flows. These estimates are susceptible to change from period to period because management must make assumptions about future cash flows, profitability, terminal values and other items. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed above in ‘‘Long-Lived Assets.’’

Postretirement Benefits   —   As a result of the Harland Acquisition, the Company sponsors unfunded defined postretirement benefit plans that cover certain salaried and nonsalaried employees who were formerly employees of Harland. One postretirement benefit plan provides health care benefits and the other provides life insurance benefits. The Company’s actuarial consultants use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected health care cost trend rate to estimate these factors.

The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, higher or lower healthcare inflation rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant difference with the amount of expense and liability that the Company recorded.

Derivatives    —    The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance. SFAS No. 157 is effective for financial

Harland Clarke Holdings Corp. and Subsidiaries

statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the anticipated impact of SFAS No. 157 on its consolidated results of operations and financial position.

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

Consolidated Operating Results

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along three reportable segments together with a corporate group for certain support services. The reorganization aligns the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. Management measures and evaluates the reportable segments based on operating income. Prior period results in the tables below have been restated to conform to the business segment changes.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The operating results for the three months ended June 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition.

Net Revenues

$in millions	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Consolidated Net Revenues:
Harland Clarke Segment	$276.3	$156.2
Harland Financial Solutions Segment	52.1	—
Scantron Segment	11.4	—
Eliminations	(0.2)	—
Total	$339.6	$156.2

Net revenues increased by $183.4 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $174.6 million of the increase.

Net revenues from the Harland Clarke segment increased by $120.1 million to $276.3 million in the 2007 period from $156.2 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $111.3 million of the increase. The remaining $8.8 million of the increase was primarily due to an increase in revenues from a large client and higher revenues per unit, partially offset by a decline in units.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.3 million, $3.3 million and $0.7 million, respectively, for a fair value

Harland Clarke Holdings Corp. and Subsidiaries

adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Cost of Revenues

$in millions	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$177.3	$96.7
Harland Financial Solutions Segment	24.3	—
Scantron Segment	9.9	—
Eliminations	(0.2)	—
Total	$211.3	$96.7

Cost of revenues increased by $114.6 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $111.6 million of the increase.

Cost of revenues from the Harland Clarke segment increased by $80.6 million to $177.3 million in the 2007 period from $96.7 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $77.6 million of the increase. The remaining $3.0 million of the increase was primarily due to increased costs for a large client, partially offset by cost reductions and lower operating expenses resulting from a facility closure during the second quarter of 2007. Cost of revenues in the 2007 period for the Harland Clarke segment includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 64.2% in the 2007 period as compared to 61.9% in the 2006 period.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 46.6% and 86.8%, respectively, in the 2007 period. Cost of revenues in the 2007 period for the Scantron segment includes $2.9 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Selling, General and Administrative Expenses

$in millions	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$53.3	$37.6
Harland Financial Solutions Segment	23.9	—
Scantron Segment	4.6	—
Corporate	6.0	—
Total	$87.8	$37.6

Selling, general and administrative expenses increased by $50.2 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $49.4 million of the increase.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, general and administrative expenses for the Harland Clarke segment increased by $15.7 million to $53.3 million in the 2007 period from $37.6 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $14.9 million of the increase. The remaining $0.8 million of the increase was primarily due to $1.7 million of incremental bonus expense associated with various incentive plans resulting from improved performance of the business, partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 19.3% in the 2007 period as compared to 24.1% in the 2006 period.

Corporate selling, general and administrative expenses of $6.0 million in the 2007 period relate to corporate costs resulting from the increased size of the business subsequent to the Harland Acquisition and $2.4 million of retention bonus expenses, which will not recur.

Restructuring Costs

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $1.7 million of restructuring costs, net of adjustments for the Harland Clarke segment in the 2007 period related primarily to the closure of a printing plant and a contact center. The Company recorded $0.9 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure.

Interest Income

Interest income was $1.3 million in the 2007 period as compared to a nominal amount in the 2006 period. The increase in interest income was due to higher cash and cash equivalents balances in the 2007 period as compared to the 2006 period. The higher cash balances were primarily the result of additional cash and cash equivalents on hand subsequent to the May 1, 2007 closing of the Harland Acquisition and related financing transactions.

Interest Expense

Interest expense was $45.3 million in the 2007 period as compared to $14.6 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of payments of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Other Income Expense, Net

Other income (expense), net was $0.1 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous income.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate was a benefit of 37.2% in the 2007 period and a provision of 39.1% in the 2006 period. The change is primarily due to state and local tax.

Harland Clarke Holdings Corp. and Subsidiaries

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The operating results for the six months ended June 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition.

Net Revenues

$in millions	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Consolidated Net Revenues:
Harland Clarke Segment	$440.9	$319.1
Harland Financial Solutions Segment	52.1	—
Scantron Segment	11.4	—
Eliminations	(0.2)	—
Total	$504.2	$319.1

Net revenues increased by $185.1 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $174.6 million of the increase.

Net revenues from the Harland Clarke segment increased by $121.8 million to $440.9 million in the 2007 period from $319.1 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $111.3 million of the increase. The remaining $10.5 million of the increase was primarily due to an increase in revenues from a large client and an increase in revenues per unit, partially offset by a decline in units and a decline in revenues due to reduced spending by certain direct marketing customers.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.3 million, $3.3 million and $0.7 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Cost of Revenues

$in millions	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$278.6	$197.4
Harland Financial Solutions Segment	24.3	—
Scantron Segment	9.9	—
Eliminations	(0.2)	—
Total	$312.6	$197.4

Cost of revenues increased by $115.2 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $111.6 million of the increase.

Cost of revenues for the Harland Clarke segment increased by $81.2 million to $278.6 million in the 2007 period from $197.4 million in the 2006 period, primarily as a result of the Harland

Harland Clarke Holdings Corp. and Subsidiaries

Acquisition which accounted for $77.6 million of the increase. The remaining $3.6 million of the increase was primarily due to increased costs for a large client, partially offset by cost reductions, lower operating expenses resulting from a facility closure during the second quarter of 2007 and a decrease in non-cash amortization expenses related to fair value adjustments to assets recorded as part of the acquisition of Clarke American Corp. by M & F Worldwide on December 15, 2005. Cost of revenues in the 2006 period for the Harland Clarke segment includes $1.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the acquisition of Clarke American which did not recur in the 2007 period. Cost of revenues in the 2007 period for the Harland Clarke segment includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.2% in the 2007 period as compared to 61.9% in the 2006 period.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 46.6% and 86.8%, respectively, in the 2007 period. Cost of revenues in the 2007 period for the Scantron segment includes $2.9 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Selling, General and Administrative Expenses

$in millions	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$92.0	$74.7
Harland Financial Solutions Segment	23.9	—
Scantron Segment	4.6	—
Corporate	6.0	—
Total	$126.5	$74.7

Selling, general and administrative expenses increased by $51.8 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $49.4 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $17.3 million to $92.0 million in the 2007 period from $74.7 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $14.9 million of the increase. The remaining $2.4 million of the increase was primarily due to $3.6 million of incremental bonus expense associated with various incentive plans resulting from improved performance of the business, partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 20.9% in the 2007 period as compared to 23.4% in the 2006 period.

Corporate selling, general and administrative expenses of $6.0 million in the 2007 period relate to corporate costs resulting from the increased size of the business subsequent to the Harland Acquisition and $2.4 million of retention bonus expenses, which will not recur.

Restructuring Costs

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $2.9 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to this initiative, as well as a restructuring plan

Harland Clarke Holdings Corp. and Subsidiaries

implemented prior to the Harland Acquisition, which combined will result in the closure of two printing plants and a contact center, as well as costs to redefine sales territories and consolidate sales divisions. The Company recorded $0.9 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure.

Interest Income

Interest income was $1.3 million in the 2007 period as compared to a nominal amount in the 2006 period. The increase in interest income was due to higher cash and cash equivalents balances in the 2007 period as compared to the 2006 period. The higher cash balances were primarily the result of additional cash and cash equivalents on hand subsequent to the May 1, 2007 closing of the Harland Acquisition and related financing transactions.

Interest Expense

Interest expense was $60.5 million in the 2007 period as compared to $29.2 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of payments of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Other Income (Expense), Net

Other income (expense), net was $0.1 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous income.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate was a benefit of 37.1% in the 2007 period and a provision of 39.1% in the 2006 period. The change is primarily due to state and local tax.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the six months ended June 30, 2007 was $44.5 million compared with $42.9 million during the six months ended June 30, 2006. The increase in net cash provided by operating activities of $1.6 million was primarily due to an increase in cash flow from operations, offset by changes in working capital, primarily income and other taxes, prepaid expenses and other assets and accounts payable and accrued expenses.

The Company’s net cash used in investing activities was $1,422.2 million during the six months ended June 30, 2007 compared with $8.0 million during the six months ended June 30, 2006. The increase in cash used in investing activities was due to the Harland Acquisition.

The Company’s net cash provided by financing activities was $1,485.9 million during the six months ended June 30, 2007 compared with net cash used in financing activities of $23.9 million

Harland Clarke Holdings Corp. and Subsidiaries

during the six months ended June 30, 2006. The financing activities during the six months ended June 30, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American credit agreements and pay related fees and expenses. The financing activities during the six months ended June 30, 2006 were primarily scheduled repayments of credit agreements and other borrowings and the funding of net change in cash overdrafts.

The Company’s Consolidated Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms, which will require significant cash outlays in the future. At June 30, 2007, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Revolving credit facility (1) (7)	$—	$—	$—	$—	$—
Senior secured term loan (2) (7)	1,800.0	18.0	54.0	36.0	1,692.0
Senior notes (3) (7)	615.0	—	—	—	615.0
Interest on long-term debt (4) (7)	1,477.5	235.8	600.6	393.2	247.9
Capital lease obligations	4.6	1.0	3.3	0.3	—
Operating lease obligations	113.7	12.2	57.3	27.3	16.9
Raw material purchase obligations	11.2	11.2	—	—	—
Other long-term liabilities	19.4	0.7	9.2	1.6	7.9
Upfront contract payments (5)	103.7	31.0	53.3	17.3	2.1
Other purchase obligations (6)	42.8	10.8	24.7	7.3	—
Postretirement benefit payments	9.9	1.0	3.1	2.1	3.7
Acquisition-related liabilities (8)	18.6	18.6	—	—	—
Total	$4,216.4	$340.3	$805.5	$485.1	$2,585.5

(1)	The Company’s $100.0 million revolving credit facility will mature on June 28, 2013. See Note 10 to the accompanying consolidated financial statements.
(2)	The Company’s $1,800.0 million senior secured term loan will mature on June 30, 2014, and the Company is required to make scheduled payments of principal in the amount of $18.0 million per year in equal quarterly installments. See Note 10 to the accompanying consolidated financial statements.
(3)	The senior notes will mature in 2015 and include $310.0 million of the fixed rate notes and $305.0 million of the floating rate notes. See Note 10 to the accompanying consolidated financial statements.
(4)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at June 30, 2007 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowings under the revolving credit facility remain at zero, as it was on June 30, 2007, and all mandatory payments are made.
(5)	Represents unpaid amounts under existing client contracts.
(6)	Purchase obligations include amounts due under contracts with third party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. The Company routinely issues purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.
(7)	The Company’s credit facilities and senior notes include early repayment provisions if certain events occur, including an excess cash flow payment beginning in 2009 with respect to the senior secured term loan. See note 10 to the accompanying consolidated financial statements. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.
(8)	Represents amounts to be paid to certain former Harland executives under employment contracts.

At June 30, 2007, the Company had a net deferred tax liability of $463.6 million. Deferred income tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. Thus, these liabilities have not been included in the contractual obligations table.

Harland Clarke Holdings Corp. and Subsidiaries

Liquidity Assessment

In addition to the Company’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make upfront contract payments to financial institution clients as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2007 and 2006, the Company incurred $10.1 million and $7.5 million of capital expenditures and $0.2 million and $0.5 million of capitalized interest, respectively. Capital expenditures for the six months ended June 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Upfront Contract Payments. During the six months ended June 30, 2007 and 2006, the Company made $7.0 million and $7.9 million of upfront contract payments to its financial institution clients, respectively. Payments for the six months ended June 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Harland Acquisition. During the six months ended June 30, 2007 and 2006, the Company made $10.1 million and $1.3 million of payments for restructuring, respectively. Payments for the six months ended June 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

The Company anticipates that its future capital expenditures and upfront contract acquisition payments will be largely consistent with the combined historical levels of such payments for the Company and Harland. The Company expects that payments related to restructuring programs will increase in the next twelve months to support the achievement of planned cost savings.

The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 10 to the Company’s consolidated financial statements included in this quarterly report) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. As of June 30, 2007, the Company had $89.2 million of additional availability under its revolving credit facility (after giving effect to the issuance of $10.8 million of letters of credit). See ‘‘Risk Factors — Risk Related to Our Substantial Indebtedness — We have substantial indebtedness, which may adversely affect our ability to operate our businesses and prevent us from fulfilling our obligations under our respective debt agreements’’. The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or

Harland Clarke Holdings Corp. and Subsidiaries

equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Forward-Looking Statements

This quarterly report on Form 10-Q for the six months ended June 30, 2007, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies included in this quarterly report on Form 10-Q under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s Securities and Exchange Commission filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland into our business and manage future acquisitions;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

Harland Clarke Holdings Corp. and Subsidiaries

•	increased production and delivery costs;

•	fluctuations in the costs of the Company’s raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce out competitive advantage over some of its competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions and reductions in information technology budgets;

•	the ability of our Harland Financial Solutions business to achieve organic growth;

•	regulations governing the Harland Financial Solutions business;

•	our ability to develop new products for our Scantron business;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on Scantron;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors described in this quarterly report on Form 10-Q in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At June 30, 2007, the Company had $1,800.0 million of term loans outstanding under its credit agreement, $10.8 million of letters of credit outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. All of

Harland Clarke Holdings Corp. and Subsidiaries

these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding during the six months ended June 30, 2007 would have resulted in an increase or decrease in its interest expense for the six months ended June 30, 2007 of approximately $2.7 million.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps with notional amounts totaling $660.0 million as further described in the notes to the financial statements included elsewhere in this quarterly report. These derivatives swap the underlying variable rate for a fixed rate ranging from 4.992% to 5.362%.

Item 4.    Controls and Procedures

(a)    Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)    Internal Control Over Financial Reporting. We completed the acquisition of Harland on May 1, 2007, at which time Harland became a subsidiary of the Company. We considered the acquisition material to the results of our operations, cash flows and financial position from the date of the acquisition through June 30, 2007, and believe that the internal controls and procedures of Harland have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Harland into our internal control over financial reporting. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the ‘‘Act’’) and the applicable rules and regulations under such Act to include Harland. The Company will report on its assessment of its combined operations within the time period provided by the Act and the applicable Securities and Exchange Commission rules, regulations and interpretations concerning business combinations.

Except as discussed above, there were no changes in the registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of business, the Company is subject to various legal proceedings and claims. The Company believes that the ultimate outcome of these matters will not have a material effect on its financial statements.

Item 1A.    Risk Factors

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness, which may adversely affect our ability to operate our businesses and prevent us from fulfilling our obligations under our respective debt agreements.

As of June 30, 2007, we had total indebtedness of $2,419.7 million (including $4.7 million of capital lease obligations and other indebtedness), and $89.2 million of additional availability under our revolving credit facility (after giving effect to the issuance of $10.8 million of letters of credit). In addition, under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of our senior secured credit facilities and notes allow us to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and

•	limit our ability to borrow additional funds.

Our ability to make payments on our indebtedness depends on our ability to generate sufficient cash in the future.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

We are required to make scheduled payments of principal on our senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed under that facility, beginning in 2009 with respect to 2008. We are required to repay our senior secured term loan in full in 2014 and are required to repay our senior notes in 2015. Our revolving credit facility will mature in 2013.

We may not be able to generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities in an amount sufficient to enable us to repay our debt or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt on or before

Harland Clarke Holdings Corp. and Subsidiaries

maturity. We may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the notes and our senior secured credit facilities, may limit our ability to pursue any of these alternatives.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. Additional indebtedness could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities and the indenture governing our senior notes do not fully prohibit us from doing so. In addition, as of June 30, 2007, there was $89.2 million of additional availability under our $100.0 million revolving credit facility (after giving effect to the issuance of $10.8 million of letters of credit). Under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness under our senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of our senior secured credit facilities and senior notes allow us to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

The indenture governing the notes and the agreement governing our senior secured credit facilities contain, among other things, covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The indenture restricts, among other things, our ability to:

•	incur or guarantee additional indebtedness;

•	make certain investments;

•	make restricted payments;

•	pay certain dividends or make other distributions;

•	incur liens;

•	enter into transactions with affiliates; and

•	merge or consolidate or transfer and sell assets.

Our senior secured credit facilities contain customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, investments, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions.

In addition, our credit agreement requires us to maintain a maximum consolidated leverage ratio for the benefit of the lenders under our revolving credit facility only.

These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

Risks Related to Our Business

We may not be able to integrate successfully Harland’s business, and we may not be able to achieve the cost savings or synergies we currently expect, which could have a material and adverse effect on our business, prospects, results of operations and financial condition.

Although we and Harland had acquired businesses in the past, we may not be able to integrate successfully Harland’s business. The process of integrating acquired businesses involves numerous risks, including, among others:

Harland Clarke Holdings Corp. and Subsidiaries

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

In addition, it may cost more than we have anticipated to achieve synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or at the times we currently expect.

The acquisition of Harland has also greatly increased the size of our company, and we may be unable to manage the increase in scale successfully. The failure to manage the increase in scale successfully could have a material and adverse effect on our business, prospects, results of operations and financial condition.

We may not be able to retain all of our and Harland’s historical clients after the Harland Acquisition, which may have a material, adverse effect on our business prospects, results of operations and financial condition.

For various reasons, our clients may not remain as our clients following the completion of the Harland Acquisition. A number of our Harland Clarke segment’s historical contracts are terminable upon short notice or at will. Furthermore, change of control, non-competition and other provisions in certain of our contracts may give clients the right to terminate those contracts as a result of the Harland Acquisition. The loss of a significant number of clients as a result of the Harland Acquisition may have a material, adverse effect on our business prospects, results of operations and financial condition.

Account data breaches involving stored client data or misuse of such data could adversely affect our reputation, revenues, profits and growth.

We, our clients, and other third parties store customer account information relating to our Harland Clarke segment’s checks. In addition, a number of clients use our Harland Financial Solutions products and Scantron products to store and manage sensitive customer and student information. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by our own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving our clients and our financial institution clients’ customers’ information and/or funds, damage the reputation of our brands and result in claims against us. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and could have a material adverse impact on our transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect our financial institution clients’ perception as to our reliability, and could lead to the termination of client contracts.

Legislation and contracts relating to protection of personal data could limit or harm our future business.

We are subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as ‘‘non-public personal information.’’ Examples include the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. We are also subject to additional requirements in many of our contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require us to develop and implement policies to protect non-public

Harland Clarke Holdings Corp. and Subsidiaries

personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. The laws, regulations, and agreements limit our ability to use or disclose non-public personal information for other than the purposes originally intended.

Where not preempted by the provisions of the Gramm-Leach-Bliley Act, states may enact legislation or regulations that are more restrictive on our use of data. In addition, more restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states and could have a negative impact on our business, results of operations or prospects. Additionally, future contracts may impose even more stringent requirements on us which could increase our operating costs, as well as interfere with the cost savings we are trying to achieve.

The financial services sector is also subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain operations of our Harland Clarke and Harland Financial Solutions segments are examined by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among other agencies, to confirm our ability to maintain data security. These agencies regulate and audit services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Adverse audit findings could impact our ability to continue to render services or require investment in corrective measures. Moreover, current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact the operations of our Harland Clarke or Harland Financial Solutions segments or limit their future growth.

The use of our Scantron products to store and manage student and other educational data may be subject to The Family Education Rights and Privacy Act of 1974, commonly known as FERPA, which is a federal law that protects the privacy of student education records in connection with its web-based assessment services. Many states have enacted similar laws to protect the privacy of student data. The operation of websites by Scantron that are accessed by children under the age of 13 is subject to the Children’s Online Privacy Protection Act of 1998, commonly known as COPPA. The collection of patient data through Scantron’s survey services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. Scantron is also subject to the Gramm-Leach-Bliley Act.

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

We use sophisticated software and computing systems to process check orders for clients of our Harland Clarke segment and in the Harland Financial Solutions and Scantron businesses. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients of our Harland Clarke segment have integrated certain components of their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

•	loss of clients;

•	additional development costs;

•	diversion of technical and other resources;

Harland Clarke Holdings Corp. and Subsidiaries

•	negative publicity; or

•	exposure to liability claims.

We may not successfully implement any or all components of our business strategy or realize all of our expected cost savings, which could reduce our revenues and profitability.

The primary components of our business strategy are to cross-sell between business segments, capitalize on complementary offerings across the client base of our Harland Clarke segment, cross-sell software products into our combined client base, continue focusing on software-enabled testing and assessment products while expanding the offering of survey services to financial institutions, and continue to reduce costs and generate strong cash flow.

We may not be able to fully implement any or all components of our business strategy or realize, in whole or in part or within the timeframes anticipated, the efficiency improvements or expected cost savings from this strategy. Our strategy is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Additionally, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations.

We may be unable to protect our rights in intellectual property, and third party infringement or misappropriation may materially adversely affect our profitability.

We rely on a combination of measures to protect our intellectual property, among them, registering trademarks and copyrights, patenting inventions, implementing procedures that afford trade secret status and protection to our proprietary information, such as entering into third party non-disclosure and intellectual property assignment agreements, and maintaining our intellectual property by entering into licenses that grant only limited rights to third parties. We may be required to spend significant resources to protect, monitor and police our trade secrets, proprietary know-how trademarks and other intellectual property rights. Despite our efforts to protect our intellectual property, third parties or licensees may infringe or misappropriate our intellectual property. The confidentiality agreements that are designed to protect our trade secrets and proprietary know-how could be breached, or our trade secrets and proprietary know-how might otherwise become known by others. We may not have adequate remedies for infringement or misappropriation of our intellectual property rights or for breach of our confidentiality agreements. The loss of intellectual property protection or the inability to enforce our intellectual property rights could harm our business and ability to compete.

We may be unable to maintain our licenses to use third party intellectual property on favorable terms.

A significant portion of our revenues derives from the sale of products by our Harland Clarke segment bearing third party trademarks or designs pursuant to royalty-bearing licenses. Typically, these licenses are for a term of between two and three years, and some licenses may be terminated at the licensor’s option upon a change of control. There can be no guarantee that such licenses will be renewed or will continue to be available to us on terms that would allow us to continue to sell the licensed products profitably.

Third parties may claim we infringe on their intellectual property rights.

Third parties may assert intellectual property infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet related systems and business methods, which may have broad implications for participants in technology and service sectors. Claims for infringement of these patents are increasingly becoming a subject of litigation. Because some patent applications are maintained in secrecy for a period of time, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which

Harland Clarke Holdings Corp. and Subsidiaries

technology would infringe a third party patent once that patent is issued. Responding to these infringement claims may require us to enter into royalty-bearing license agreements, to stop selling or to redesign affected products, services and technologies, to pay damages, and/or to satisfy indemnification commitments under agreements with our licensees. In the event that our trademarks are successfully challenged by third parties, we could be forced to rebrand our products, which could result in the loss of brand recognition. Future litigation relating to infringement claims could also result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

We are dependent upon third party providers for significant information technology needs, and an interruption of services from these providers could materially and adversely affect our operations.

We have entered into agreements with third party providers for the licensing of certain software and the provision of information technology services, including software development and support services, and personal computer, telecommunications, network server and help desk services. In the event that one or more of these providers is not able to provide adequate information technology services or terminates a license or service, we would be adversely affected. Although we believe that information technology services and substantially equivalent software and services are available from numerous sources, a failure to perform or a termination by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply and we may not be able to find such an alternative source on commercially reasonable terms, or at all.

We depend upon the talents and contributions of a limited number of individuals, many of whom would be difficult to replace, and the loss or interruption of their services could materially and adversely affect our business, financial condition and results of operations.

Our business is largely driven by the personal relationships of our senior management team. Despite executing employment agreements with certain members of our senior management team, these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost to us or at all. We have not obtained key person insurance for any member of our senior management team. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

We face uncertainty with respect to future acquisitions, and unsuitable or unsuccessful acquisitions could materially and adversely affect our business, prospects, results of operations and financial condition.

We have acquired complementary businesses in the past, and we may pursue acquisitions of complementary businesses in the future. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether future acquisitions, even if completed, will be successful. Future acquisitions by us could result in the incurrence of contingent liabilities, debt or amortization expenses relating to intangible assets which could materially adversely affect our business, results of operations and financial condition. Moreover, the success of any past or future acquisition will depend upon our ability to integrate effectively the acquired businesses.

We also cannot predict whether any acquired products, technologies or businesses will contribute to our revenues or earnings to any material extent or whether cost savings and synergies we expect at the time of the acquisition can be realized once the acquisition has been completed. Furthermore, if we incur additional indebtedness to finance an acquisition, we cannot predict whether the acquired business will be able to generate sufficient cash flow to service that additional indebtedness.

Unsuitable or unsuccessful acquisitions could therefore have a material and adverse effect on our business, prospects, financial condition and results of operations.

We may be subject to sales and other taxes, which could have adverse effects on our business.

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where we

Harland Clarke Holdings Corp. and Subsidiaries

have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Several U.S. states have taken various initiatives to prompt retailers to collect local and state sales taxes on purchases made over the Internet. Furthermore, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations of these businesses in states where they do not currently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

We may be subject to environmental risks, and liabilities for environmental compliance or cleanup could have a material, adverse effect on our profitability.

Our operations are subject to many existing and proposed federal, state, local and foreign laws and regulations pertaining to pollution and protection of human health and the environment, the violation of which can result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to air emissions; wastewater discharges; occupational safety and health; the generation, handling, treatment, remediation, use, storage, transport, release, and exposure to hazardous substances and wastes. Under certain of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. In addition, environmental laws and regulations, and interpretation or enforcement thereof, are constantly evolving and any such changes could impact the business, financial condition or results of operations. Enforcement of these laws and regulations may require the expenditure of material amounts for environmental compliance or cleanup.

The operations of our Harland Clarke segment use hazardous materials in the printing process and generate wastewater and air emissions. Some of our historic check and form printing operations at current and former facilities used hazardous materials in greater quantities. In some instances, we have sold these facilities and agreed to indemnify the buyer of the facility for certain environmental liabilities. We may also be subject to liability under environmental laws and regulations for environmental conditions at our current or former facilities or in connection with the disposal of waste generated at these facilities. Although we are not aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance or cleanup, if environmental liabilities are discovered at our current or former facilities or at locations where our wastes were disposed, we could be required to spend material amounts for environmental compliance or cleanup.

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by us.

M & F Worldwide, our indirect parent company, and its principal stockholder have significant influence over us.

MacAndrews & Forbes Holdings Inc. is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes Holdings Inc., beneficially owned, as of June 30, 2007, approximately 38.4% of the outstanding common stock of M & F Worldwide, our indirect parent company, which beneficially owns 100% of our stock. In addition, half of our directors and two of M & F Worldwide’s directors, as well as M & F Worldwide’s senior executives, are affiliated with MacAndrews & Forbes Holdings Inc. As a result, MacAndrews & Forbes Holdings Inc. and its sole stockholder possess significant influence over our business decisions.

Harland Clarke Holdings Corp. and Subsidiaries

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic and other bill paying services, home banking applications and Internet based payment services. According to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written has declined at a compound annual rate of approximately 4.0% from 2000 to 2003 and is forecast to decline at a compound annual rate of approximately 3.7% from 2004 to 2009. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2006, on a pro forma basis, financial institutions accounted for approximately 82% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2006, on a pro forma basis, the top 20 clients of our Harland Clarke segment represented approximately 42% of its revenues, with sales to Bank of America representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or ‘‘for cause.’’ A significant decrease or interruption in business from any of our segment significant clients, or the termination of our contracts with any of our most significant clients, could have a material adverse effect on our revenues and profitability.

Our financial results can also be adversely affected by the business practices and actions of our large clients in a number of ways, including timing, size and mix of product orders and supply chain management. Several contracts with our significant clients expire over the next several years. We may not be able to renew them on terms favorable to us, or at all. The loss of one or more of these clients

Harland Clarke Holdings Corp. and Subsidiaries

or a shift in the demand by, distribution methods of, pricing to, or terms of sale to, one or more of these clients could materially adversely affect us. The write-off of any significant receivable due from delays in payment or return of products by any of our significant clients could also adversely impact our revenues and profitability.

We face intense competition and pricing pressures in certain areas of our business, which could result in lower revenues, higher costs and lower profitability.

The check printing industry is intensely competitive. In addition to competition from alternative payment methods, we also face considerable competition from other check printers and other similar providers of printed products. The principal factors on which we compete are service, convenience, quality, product range and price. We may not be able to compete effectively against current and future competitors, which could result in lower revenues, higher costs and lower profitability.

Interruptions or adverse changes in our vendor or supplier relationships or delivery services could have a material adverse effect on our business.

We have strong relationships with many of the country’s largest paper mills and ink suppliers. These relationships afford us certain purchasing advantages, including stable supply and favorable pricing arrangements. Our supplier arrangements are by purchase order and terminable at will at the option of either party. While we have been able to obtain sufficient paper supplies during recent paper shortages and otherwise, in part through purchases from foreign suppliers, we are subject to the risk that we will be unable to purchase sufficient quantities of paper to meet our production requirements during times of tight supply. An interruption in our relationship with service providers for our digital printers could compromise our ability to fulfill pending orders for checks and related products. Any interruption in supplies or service from these or other vendors or suppliers or delivery services could result in a disruption to our business if we are unable to readily find alternative service providers at comparable rates.

Increased production and delivery costs, such as fluctuations in paper costs, could materially adversely affect our profitability.

Increases in production costs such as paper and labor could adversely affect our profitability, our business, our financial condition and results of operations. For example, the principal raw material used by our Harland Clarke segment is paper. Any significant increase in paper prices as a result of a short supply or otherwise would adversely affect our costs. In addition, disruptions in parcel deliveries or increases in delivery rates, which are often tied to fuel prices, could also increase our costs. Our contracts with clients in our Harland Clarke segment may contain certain restrictions on our ability to pass on to clients increased production costs or price increases. In addition, competitive pressures in the check industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and services.

Softness in direct mail response rates could have an adverse impact on our operating results.

The direct to consumer business of our Harland Clarke segment has experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, and the multi-box promotional strategies employed by us and our competitors. To offset these factors, we may have to modify and/or increase its marketing efforts, which could result in increased expense.

The profitability of the direct to consumer business of our Harland Clarke segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. Suitable advertising media may not be available at a reasonable cost, or available at all. Furthermore, the advertising we utilize may not be effective. Competitive pricing pressure may inhibit our ability to reflect any of these increased costs in the prices of our products. We may not be able to sustain our current levels of profitability as a result.

Harland Clarke Holdings Corp. and Subsidiaries

Risks Related to our Harland Financial Solutions and Scantron Businesses

If we fail to continually improve our Harland Financial Solutions and Scantron products, effectively manage our product offerings and introduce new products and service offerings, our competitive position could erode and our business may suffer.

The markets for our Harland Financial Solutions and Scantron products are characterized by technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. The markets for providing technological solutions to financial institutions, educational organizations and other enterprises have been and continue to be intensely competitive, which requires that we continually improve our existing products and create new products while at the same time controlling our costs. We face intense competition from a number of national, regional and local providers of software, some of whom may have greater financial and other resources than we have, greater familiarity with our prospective clients than we do, or the ability to offer more attractive products and services than we do. Our future success will depend in part upon our ability to:

•	continue to enhance and expand existing Harland Financial Solutions and Scantron products and services;

•	make Harland Financial Solutions and Scantron products compatible with future and existing operating systems and applications that achieve popularity within the business application marketplace, including current and future versions of Windows, Unix and IBM iSeries;

•	enter new markets; and

•	develop and introduce new products and new services that satisfy increasingly sophisticated client requirements, keep pace with technological and regulatory developments, provide client value and be accepted in the market.

We may not successfully anticipate and develop product enhancements or new products and services to adequately address changing technologies and client requirements. Any such products, solutions or services may not be successful in the marketplace or may not generate expected revenues or cash flow, and the business and results of operations of our Harland Financial Solutions and Scantron businesses may be materially and adversely affected as a result.

The revenues, cash flows and results of operations of our Harland Financial Solutions business may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in the software industry.

The market for providing technological solutions to financial institutions has been and continues to be intensely competitive. Some of our competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing resources. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices or offer more favorable payment terms or more favorable contractual implementation terms. These developments have and may increasingly negatively impact the revenues, cash flows and results of operations of the Harland Financial Solutions business.

Consolidation among financial institutions may adversely affect our relationships with Harland Financial Solutions clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2006, on a pro forma basis, financial institutions accounted for approximately 88% of our Harland Financial Solutions segment revenues. In recent years, the number of financial

Harland Clarke Holdings Corp. and Subsidiaries

institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

Downturns in general economic and market conditions and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients. Such reductions could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.

As our software offerings increase in number, scope and complexity, our need to prevent any undetected errors and to correct any identified errors may increase our costs, slow the introduction of new products and we may become subject to warranty or product liability claims which could be costly to resolve and result in negative publicity.

Although our Harland Financial Solutions and Scantron businesses test each of their new products and product enhancement releases and evaluate and test the products obtained through acquisition before introducing them to the market, significant errors may be found in existing or future releases of our software products, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy client demands. In addition, defects in our products or difficulty integrating our products with our clients’ systems could result in delayed or lost revenues, warranty or other claims against us by clients or third parties, adverse client reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Errors, defects or other performance problems of our products could result in harm or damage to our clients and expose us to liability, which may adversely affect our business and operating results.

Because our clients may use our products for mission critical applications, errors, defects or other performance problems may cause financial or other damages to our clients and result in claims for substantial damages against us, regardless of our responsibility for such errors, defects or other performance problems. For example, Harland Financial Solutions has been brought into actions challenging certain provisions in Harland Financial Solutions’ lending products. In addition, there is a risk that Harland Financial Solutions clients use Harland Financial Solutions products that may not be up-to-date with regulations or market practice.

The terms of our contracts with our clients are generally designed to limit our liability for errors, defects or other performance problems and damages relating to such errors, defects or other performance problems, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Our current liability insurance coverage may not continue to be available on acceptable terms and insurers may deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceed available insurance coverage, or the

Harland Clarke Holdings Corp. and Subsidiaries

occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, even if we succeed in the litigation, we are likely to incur additional costs and our management’s attention might be diverted from our normal operations.

Failure to hire and retain a sufficient number of qualified IT professionals could have a material adverse effect on our business, results of operations and financial condition.

Our business of delivering professional IT services is labor intensive, and, accordingly, our success depends upon our ability to attract, develop, motivate, retain and effectively utilize highly skilled IT professionals. We believe that there is a growing shortage of, and significant competition for, IT professionals in the United States who possess the technical skills and experience necessary to deliver our services, and that such IT professionals are likely to remain a limited resource for the foreseeable future. We believe that, as a result of these factors, we operate within an industry that experiences a significant rate of annual turnover of IT personnel. Our business plans are based on hiring and training a significant number of additional IT professionals each year to meet anticipated turnover and increased staffing needs. Our ability to maintain and renew existing engagements and to obtain new business depends, in large part, on Harland Financial Solutions’ and Scantron’s ability to hire and retain qualified IT professionals. We may not be able to recruit and train a sufficient number of qualified IT professionals, and we may not be successful in retaining current or future employees. Increased hiring by technology companies and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which we operate and hire. Failure to hire and train or retain qualified IT professionals in sufficient numbers could have a material adverse effect on our business, results of operations and financial condition.

We may not receive significant revenues from our current research and development efforts.

Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, but future revenues from these investments are not fully predictable. Therefore, we may not realize any benefits from our research and development efforts in a timely fashion or at all.

Our Harland Financial Solutions business provides services to clients which are subject to government regulations that could constrain its operations.

The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Harland Financial Solutions operations are examined by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact our current Harland Financial Solutions’ operations or limit its future growth.

We may not be able to successfully develop new products and services for our Scantron business, and those products and services may not receive widespread acceptance. As a result, the business, prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

The data collection and educational testing industry has also changed significantly during recent years due to technological advances and regulatory changes, including the No Child Left Behind Act of 2002, and we need to successfully develop new products and solutions in our Scantron business to respond to those changes. Scantron must continue to keep pace with changes in testing and data

Harland Clarke Holdings Corp. and Subsidiaries

collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates and competition, all of which could have a negative impact on our business. If we are not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

Budget deficits may reduce funding available for Scantron products and services and have a negative impact on our revenue.

Our Scantron business derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support. Government budget deficits may negatively impact the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products. If budget deficits significantly reduce funding available for Scantron products and services, our revenue could be negatively impacted.

If we are not able to obtain paper and other supplies at acceptable quantities and prices, our revenue could be negatively impacted.

Our Scantron business purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our revenue could be negatively impacted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There was no event of default upon senior securities during the six months ended June 30, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the six months ended June 30, 2007.

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

10.1	Employment Agreement, dated as of May 29, 2007, by and among Harland Clarke Holdings Corp., Harland Clarke Corp. and Charles Dawson (incorporated by reference to Exhibit 10.1 of M & F Worldwide Corp.’s Current Report on Form 8-K dated June 1, 2007).

10.2	Employment Agreement, dated as of May 29, 2007, by and among Harland Clarke Holdings Corp., Harland Financial Solutions, Inc. and John O’Malley (incorporated by reference to Exhibit 10.2 of M & F Worldwide Corp.’s Current Report on Form 8-K dated June 1, 2007).

10.3	Employment Agreement, dated as of May 29, 2007, by and among Harland Clarke Holdings Corp., Scantron Corporation and Jeffrey Heggedahl (incorporated by reference to Exhibit 10.3 of M & F Worldwide Corp.’s Current Report on Form 8-K dated June 1, 2007).

Harland Clarke Holdings Corp. and Subsidiaries

31.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 9, 2007.

31.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 9, 2007.

32.1	Certification of Barry F. Schwartz, Chief Executive Officer, dated August 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul G. Savas, Chief Financial Officer, dated August 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: August 9, 2007	By:	/s/ Paul G. Savas
Paul G. Savas Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: August 9, 2007	By:	/s/ J. Michael Riley
J. Michael Riley Principal Accounting Officer