Form 10-Q
period 2007-09-30
HARLAND CLARKE HOLDINGS CORP
filed 2007-11-09
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
or

Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from                                 to

Commission file number: 333-143717

HARLAND CLARKE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1696500 (I.R.S. Employer Identification No.)
2939 Miller Road, Decatur, GA (Address of principal executive offices)	30035 (Zip code)

(770) 981-9460
(registrant’s telephone number including area code)

(Not applicable)

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
Yes     No

As of September 30, 2007, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

HARLAND CLARKE HOLDINGS CORP.

 Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2007

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187.3	$30.5
Accounts receivable (net of allowances of $0.4 and $0.0)	112.8	19.8
Inventories	29.8	13.6
Income taxes receivable	40.0	0.4
Deferred tax assets	29.3	3.1
Prepaid expenses and other current assets	35.9	12.7
Total current assets	435.1	80.1
Property, plant and equipment	260.4	119.0
Less accumulated depreciation	(65.3)	(26.6)
Property, plant and equipment, net	195.1	92.4
Goodwill	1,349.4	346.8
Other intangible assets, net	1,353.4	550.9
Upfront contract payments, net	57.5	31.1
Other assets	63.4	17.0
Total assets	$3,453.9	$1,118.3
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$61.3	$21.1
Deferred revenues	85.7	1.1
Current maturities of long-term debt	20.1	46.6
Accrued liabilities:
Salaries, wages and employee benefits	59.1	22.8
Income and other taxes payable	23.9	3.8
Customer incentives	24.4	8.8
Acquisition-related payments	19.5	—
Other current liabilities	42.0	8.9
Payable to parent	1.5	—
Total current liabilities	337.5	113.1
Long-term debt	2,394.7	557.2
Deferred tax liabilities	490.6	221.9
Other liabilities	45.6	6.8
Commitments and contingencies
Stockholder’s equity:
Common stock, par value $0.01; 200 shares authorized; 100 shares issued at September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	202.5	202.5
Accumulated (deficit) retained earnings	(10.0)	16.7
Accumulated other comprehensive (loss) income	(7.0)	0.1
Total stockholder’s equity	185.5	219.3
Total liabilities and stockholder’s equity	$3,453.9	$1,118.3

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product revenues, net	$367.2	$154.8	$831.2	$473.0
Service revenues, net	65.6	0.5	105.8	1.4
Total net revenues	432.8	155.3	937.0	474.4
Cost of products sold	226.6	95.6	513.9	292.3
Cost of services provided	33.2	0.4	58.5	1.1
Total cost of revenues	259.8	96.0	572.4	293.4
Gross profit	173.0	59.3	364.6	181.0
Selling, general and administrative expenses	106.3	35.8	232.8	110.5
Restructuring costs	2.0	1.0	4.9	1.9
Operating income	64.7	22.5	126.9	68.6
Interest income	2.0	—	3.3	—
Interest expense	(52.6)	(15.4)	(113.1)	(44.6)
Loss on early extinguishment of debt	—	—	(54.6)	—
Other income (expense), net	0.1	—	0.2	—
Income (loss) before income taxes	14.2	7.1	(37.3)	24.0
Provision (benefit) for income taxes	6.7	(0.2)	(12.4)	6.4
Net income (loss)	$7.5	$7.3	$(24.9)	$17.6

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net (loss) income	$(24.9)	$17.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	40.8	19.3
Amortization of intangible assets	46.0	21.4
Amortization of deferred financing fees and original issue discount	5.0	1.6
Loss on early extinguishment of debt	54.6	—
Deferred income taxes	(3.5)	(15.5)
Asset impairment	3.1	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(9.0)	(2.1)
Inventories	6.4	0.5
Payable to parent	1.5	—
Prepaid expenses and other assets	(5.9)	3.9
Accounts payable and accrued expenses	1.3	13.1
Deferred revenue	9.8	0.1
Upfront contract payments, net	14.8	6.3
Income and other taxes	(10.6)	1.0
Other, net	0.6	0.1
Net cash provided by operating activities	130.0	67.3
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(1,423.0)	—
Purchase of Peldec assets	(14.2)	—
Proceeds from sale of property, plant and equipment	1.2	—
Capital expenditures	(17.2)	(10.5)
Capitalized interest	(0.3)	(0.7)
Other, net	(0.5)
Net cash used in investing activities	(1,454.0)	(11.2)
Financing activities
Dividend to parent	(1.8)	—
Cash overdrafts	(0.1)	(13.2)
Issuance of notes	615.0	—
Redemption of notes	(175.0)	—
Borrowings on credit agreements	1,800.0	3.3
Repayments of credit agreements and other borrowings	(659.5)	(23.9)
Premiums, penalties and consent payments related to extinguishment of debt	(41.2)	—
Debt issuance cost	(56.6)	—
Net cash provided by (used in) financing activities	1,480.8	(33.8)
Net increase in cash and cash equivalents	156.8	22.3
Cash and cash equivalents at beginning of period	30.5	6.2
Cash and cash equivalents at end of period	$187.3	$28.5
Supplemental disclosure of cash paid for:
Interest	$134.0	$29.8
Taxes paid, net of refunds	2.1	13.8

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

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following three business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American Corp. and Harland), Harland Financial Solutions and Scantron.

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

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 10). The Company is a holding company, and has no independent assets other than approximately $19.9 of cash and cash equivalents at September 30, 2007, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors and obligors are minor.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

For software that is installed and integrated by the Company or customer, license revenue is recognized upon shipment assuming functionality has already been proven and there are no significant customization services. For software that is installed, integrated and customized by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. Revenue from arrangements that are subject to substantive customer acceptance provisions are deferred until the acceptance conditions have been met.

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

Accrued Customer Incentives

The Company’s Harland Clarke segment has contractual agreements with many of its customers that provide incentives for rebates or discounts on certain products. Such rebates and discounts are recorded as reductions to revenue and as accrued liabilities. Some agreements may provide for the purchase of certain products not covered by the agreement at a discount by the customer and the cost of such products is recorded as a cost of products sold over the term of the agreement and as an accrued liability.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

Upfront Contract Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized upfront contract payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $0.6 and $1.5 for the three and nine months ended September 30, 2007, respectively. The Company recorded revenue related to contract terminations of $0.3 and $0.8 for the three and nine months ended September 30, 2006, respectively.

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

The Company’s advertising expense was $4.9 and $13.9 for the three and nine months ended September 30, 2007, respectively, and $3.6 and $11.3 for the three and nine months ended September 30, 2006, respectively.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $4.9 and $8.4 during the three and nine months ended September 30, 2007, respectively, and were primarily costs incurred related to the development of software. Research and development costs were not significant for the three and nine months ended September 30, 2006.

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established and prior to its availability for sale are capitalized in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.’’ Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

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

The Company evaluates goodwill and indefinite lived intangible assets for impairment on an annual basis in the fourth quarter, or more frequently, if indicators of impairment exist.

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

Translation of Foreign Currencies

The functional currency for the Company’s foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into U.S. dollars at rates of exchange in effect at the balance sheet date and statement of operations items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholder’s equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

have been discounted. As of September 30, 2007 and December 31, 2006, the combined liabilities for self-insured workers compensation and group medical liability were $13.7 and $3.9, respectively.

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

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $53.4 and $13.2 as of September 30, 2007 and December 31, 2006, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. A portion of these costs relate to the operations acquired from Harland and have been included in purchase accounting in accordance with EITF 95-3, ‘‘Recognition of Liabilities in Connection with a Purchase Business Combination.’’ The remaining costs relate to the Company’s previously existing operations and have been accounted for in accordance with SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ Additional restructuring charges related to the Company’s previously existing operations will be incurred as the Company completes its restructuring plan.

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

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland, for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American Corp. to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.9 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid by M & F Worldwide to MacAndrews & Forbes Holdings Inc. (which, as of September 30, 2007, beneficially owned approximately 37.5% of the outstanding M & F Worldwide common stock) (‘‘Holdings’’) for services in sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 13). The Company reimbursed M & F Worldwide for that payment during the third quarter of 2007. The capitalized fees and expenses also include $3.0 paid by the Company to M & F Worldwide to reimburse it for professional fees paid relating to the Harland Acquisition. Acquisition-related liabilities of $19.5 on the accompanying consolidated balance sheet as of September 30, 2007 represent amounts to be paid to certain former Harland executives under employment contracts.

The Company and certain of its subsidiaries borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under its previously outstanding senior secured credit facilities, to repay its previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 10):

$1,800.0 Senior Secured Term Loan	$1,800.0
Senior Floating Rate Notes due 2015	305.0
9.50% Senior Fixed Rate Notes due 2015	310.0
$2,415.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		129.0
Goodwill		995.4
Other intangible assets:
Customer relationships	$667.3
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.2
Total other intangible assets		844.4
Other assets		160.3
Total assets acquired		2,237.3
Deferred revenues		79.0
Long-term debt		229.1
Deferred tax liabilities		281.4
Other liabilities		181.9
Net assets acquired		$1,465.9

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

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which is subject to further refinement. The Company recorded $12.5 of severance and severance-related costs for the termination of certain Harland employees and $5.4 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with the EITF 95-3. See Note 12 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $0.1 and $4.4 were expensed during the three and nine months ended September 30, 2007, respectively).

Also as part of the application of purchase accounting, deferred revenue was decreased by $13.9 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $3.9 and $8.2 were reflected as reduced revenues during the three and nine months ended September 30, 2007, respectively). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

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

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$432.7	$411.9	$1,284.3	$1,263.9
Operating income	73.2	53.8	71.5	168.7
Net income (loss)	12.7	3.8	(95.5)	10.0
Depreciation and amortization (excluding amortization of deferred financing fees)	39.6	40.9	119.6	124.0

In the pro forma information above, the results prior to the acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the adjustment of interest expense reflecting the extinguishment of the Company’s and Harland’s former debt and the issuance of $2,415.0 of new debt; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the acquisition were not adjusted for non-recurring employee retention bonuses, stock based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $0.0 and $115.9 in the three and nine months ended September 30, 2007 results above, respectively.

The pro forma information above for the three months ended September 30, 2007 includes the impact of non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.1 and $3.9, respectively.

The pro forma information above for the nine months ended September 30, 2007 includes the impact of the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.4 and $8.2, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information above for the nine months ended September 30, 2006 includes the impact of non-recurring fair value adjustments to inventory of $1.3 resulting from the application of purchase accounting as a result of the purchase of Clarke American Corp. by M & F Worldwide on December 15, 2005.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($13.2 reflected in the three months ended September 30, 2007 and 2006; and $39.7 reflected in the nine months ended September 30, 2007 and 2006). These cost savings pertain to the termination of certain Harland employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

Harland Financial Solutions — Assets Purchase

On August 15, 2007, the Company’s indirect wholly owned Irish subsidiary, Harland Financial Global Solutions, Inc. (‘‘HFGS Inc.’’), purchased certain intellectual property (the ‘‘Products’’) and operations related to software products developed by Peldec Decision Systems Ltd. (‘‘Peldec’’), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Harland Financial Solutions, Inc. (‘‘HFS Inc.’’), a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 is due on the first anniversary of the closing date, and $5.0 is due on each of the second and third anniversaries of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the IP and Assets Purchase Agreement and related documents. A preliminary allocation of the purchase price above resulted in identified intangible assets of $7.2.

The pro forma effects on the results of operations for the Peldec assets purchase were not material and are not included in the pro forma information presented above.

4.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished goods	$6.5	$6.1
Work-in-progress	6.9	5.3
Raw materials	16.4	2.2
	$29.8	$13.6
5.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the nine months ended September 30, 2007 is as follows:

Balance as of December 31, 2006	$346.8
Harland Acquisition	995.4
Peldec assets purchase	7.2
Balance as of September 30, 2007	$1,349.4

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Amortized intangible assets:
Customer relationships	6 – 30	$1,148.7	$483.3	$67.7	$27.9
Trademarks and tradenames	5 – 15	11.8	11.0	1.3	0.6
Covenants not to compete	3	0.4	0.4	0.4	0.4
Software	2 – 10	59.3	2.0	6.0	1.0
Patented technology	4 – 10	12.2	—	0.5	—
		1,232.4	496.7	75.9	29.9
Indefinite lived intangible assets:
Trademarks and tradenames		196.9	84.1	—	—
Total other intangible assets		$1,429.3	$580.8	$75.9	$29.9

Amortization expense was $20.3 and $46.0 for the three and nine months ended September 30, 2007, respectively, and $7.1 and $21.4 for the three and nine months ended September 30, 2006, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Harland acquisition was 17.5 years as of May 1, 2007. The weighted average amortization period for each major class of these amortizable intangible assets as of May 1, 2007 was as follows: customer relationships – 18.5 years, trademarks and tradenames – 4.7 years, software – 7.6 years and patented technology – 9.9 years. Intangible assets acquired in the Peldec assets purchase have a weighted average amortization period of 8.5 years.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2011 is as follows:

Three months ending December 31, 2007	$21.4
Year ending December 31, 2008	90.3
Year ending December 31, 2009	87.7
Year ending December 31, 2010	85.1
Year ending December 31, 2011	79.5

During the three months ended September 30, 2007, the Company continued to experience greater revenue attrition than expected for Alcott Routon operations of the Harland Clarke segment. As a result of this as well as management’s decision to change the business model the Company assessed whether a portion of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on current expectations indicated an impairment and the intangible assets were written down to their current estimated fair value. As a result, an impairment charge of $3.1 was recorded and included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007.

6.	Business Segment Information

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along three reportable segments together with a corporate group for certain

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

support services. The reorganization aligned the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment — Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides core processing, retail and lending solutions as well as maintenance services to financial and other institutions. This segment operates primarily in the United States, Canada, Israel and Ireland.

•	Scantron segment — Provides data collection and testing and assessment products and services sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

Prior period results in the tables below have been restated to conform to the business segment changes as described above. The Company has not yet completed the allocation of assets acquired from Harland to its segments. See Note 3 for additional disclosures regarding the Harland Acquisition.

Selected summarized financial information for the three months ended September 30, 2007 and 2006 was as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Corporate and Other	Total
Product revenues, net:
Three months ended September 30, 2007	$331.5	$16.4	$19.3	$—	$367.2
Three months ended September 30, 2006	154.8	—	—	—	154.8
Service revenues, net:
Three months ended September 30, 2007	$0.7	$62.3	$2.6	$—	$65.6
Three months ended September 30, 2006	0.5	—	—	—	0.5
Intersegment revenues:
Three months ended September 30, 2007	$0.2	$0.3	$—	$(0.5)	$—
Three months ended September 30, 2006	—	—	—	—	—
Operating income (loss):
Three months ended September 30, 2007	$55.4	$9.6	$4.7	$(5.0)	$64.7
Three months ended September 30, 2006	22.5	—	—	—	22.5
Depreciation and amortization:
Three months ended September 30, 2007	$30.4	$5.5	$3.5	$0.1	$39.5
Three months ended September 30, 2006	13.5	—	—	—	13.5
Capital expenditures (excluding capital leases):
Three months ended September 30, 2007	$4.0	$2.6	$0.5	$—	$7.1
Three months ended September 30, 2006	3.5	—	—	—	3.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

Selected summarized financial information for the nine months ended September 30, 2007 and 2006 was as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Corporate and Other	Total
Product revenues, net:
Nine months ended September 30, 2007	$771.7	$30.3	$29.2	$—	$831.2
Nine months ended September 30, 2006	473.0	—	—	—	473.0
Service revenues, net:
Nine months ended September 30, 2007	$1.3	$100.4	$4.1	$—	$105.8
Nine months ended September 30, 2006	1.4	—	—	—	1.4
Intersegment revenues:
Nine months ended September 30, 2007	$0.3	$0.4	$—	$(0.7)	$—
Nine months ended September 30, 2006	—	—	—	—	—
Operating income (loss):
Nine months ended September 30, 2007	$122.8	$13.5	$1.6	$(11.0)	$126.9
Nine months ended September 30, 2006	68.6	—	—	—	68.6
Depreciation and amortization:
Nine months ended September 30, 2007	$68.8	$11.8	$6.1	$0.1	$86.8
Nine months ended September 30, 2006	40.7	—	—	—	40.7
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2007	$12.7	$3.6	$0.9	$—	$17.2
Nine months ended September 30, 2006	10.5	—	—	—	10.5
7.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$7.5	$7.3	$(24.9)	$17.6
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	0.4	—
Changes in fair value of cash flow hedging instruments, net of taxes of $4.9, $0.8, $4.7 and $0.0	(7.6)	(1.3)	(7.2)	—
Unrealized loss on investments, net of a negligible tax benefit	(0.1)	—	(0.2)	—
Comprehensive income (loss)	$(0.2)	$6.0	$(31.9)	$17.6
8.	Postretirement Defined Benefit Plans

As a result of the Harland Acquisition, the Company currently sponsors unfunded postretirement defined benefit plans that cover certain salaried and nonsalaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired from Harland prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company currently contributes approximately 50% of

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

the cost of providing the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory for those employees that retired from Harland by December 31, 2002.

The accrued postretirement benefit obligation as of May 1, 2007, the date of the Harland Acquisition, was $17.3. The Company expects to contribute $0.8 to the postretirement benefit plans during the period May 1, 2007 through December 31, 2007. The Company’s contributions to these postretirement plans during the period May 1, 2007 through September 30, 2007 were $0.4.

Net periodic postretirement costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest on accumulated postretirement benefit obligation	$0.2	$—	$0.4	$—
Net amortization	—	—	—	—
Net postretirement benefit cost	$0.2	$—	$0.4	$—

9.	Income and Other Taxes

The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and some excise taxes on a net basis in the accompanying consolidated statements of operations.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

Unrecognized tax benefits at January 1, 2007 and September 30, 2007, which, if recognized in the future, would favorably impact the Company’s effective tax rate were not material. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. At January 1, 2007 and September 30, 2007, the Company had accrued immaterial amounts for the potential payment of penalties and interest.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s federal tax returns for the 2003 through 2006 tax years remain subject to examination. Recently, the Joint Committee has concluded its review of the 2001 and 2002 tax years which had no impact on the consolidated financial statements, and the Internal Revenue Service commenced its examination for the year 2005. The Company files in numerous state jurisdictions with varying statutes of limitations. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

10. Long-Term Debt

	September 30, 2007	December 31, 2006
$480.0 Prior Credit Facilities, net of $1.8 unamortized original issue discount at December 31, 2006	$—	$423.2
11.75% Senior Notes due 2013	—	175.0
$1,900.0 Senior Secured Credit Facilities	1,795.5	—
Senior Floating Rate Notes due 2015	305.0	—
9.50% Senior Fixed Rate Notes due 2015	310.0	—
Capital lease obligations and other indebtedness	4.3	5.6
	2,414.8	603.8
Less: current maturities	(20.1)	(46.6)
Long-term debt, net of current maturities	$2,394.7	$557.2

$1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the ‘‘Credit Agreement’’).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the ‘‘Term Loan’’), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the ‘‘Revolver’’) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 7.6% at September 30, 2007. As of September 30, 2007, there were no borrowings under the Revolver and there was $84.2 available for borrowing (giving effect to the issuance of $15.8 of letters of credit).

Under certain circumstances, the Company is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement and the 2015 Senior Notes (as defined below) allow the Company to incur substantial additional debt.

Loans under the Credit Agreement bear, at the Company’s option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

The Credit Agreement has a commitment fee for the unused portion of the Revolver and for issued letters of credit of 0.50% and 2.88%, respectively. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon the Company achieving certain consolidated leverage ratios.

The Company and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

the Credit Agreement.  In addition, the Company’s direct parent, CA Acquisition Holdings, Inc., is a guarantor under the Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of the Company’s, each of the co-borrowers’ and the guarantors’ tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing with the fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

The Credit Agreement also contains certain customary affirmative covenants and events of default. Such events of default include, but are not limited to: non-payment of amounts when due; violation of covenants; material inaccuracy of representations and warranties; cross default and cross acceleration with respect to other material debt; bankruptcy and other insolvency events; certain ERISA events; invalidity of guarantees or security documents; and material judgments. Some of these events of default allow for grace periods.

If a change of control (as defined in the Credit Agreement) occurs, the Company will be required to make an offer to prepay all outstanding term loans under the Credit Agreement at 101% of the outstanding principal amount thereof plus accrued and unpaid interest, and lenders holding a majority of the revolving credit commitments may elect to terminate the revolving credit commitments in full. The Company is also required to offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

Under the terms of the Credit Agreement, the Company is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, the Company has entered into interest rate derivative arrangements described in ‘‘Interest Rate Hedges’’ below.

Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 10.3% at September 30, 2007. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

In accordance with the deadlines and other provisions of a registration rights agreement that the Company executed in connection with the issuance of the 2015 Senior Notes, the Company filed a registration statement on June 13, 2007 registering an offer to exchange for publicly registered 2015 Senior Notes with substantially equivalent terms as those of the 2015 Senior Notes originally issued, which was declared effective by the Securities and Exchange Commission on June 20, 2007. The Company commenced an exchange offer on June 21, 2007 and closed the offer on August 3, 2007, with $614.5 of the total $615.0 principal amount of the 2015 Senior Notes having been exchanged.

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

Senior Notes due 2013

Concurrent with the completion of M & F Worldwide’s acquisition of Clarke American Corp. (since renamed Harland Clarke Holdings) in December 2005, the Company issued $175.0 principal amount of 11.75% Senior Notes due December 15, 2013 (the ‘‘2013 Senior Notes’’). All of these notes were either repurchased in a tender offer that closed on May 3, 2007 or redeemed on June 4, 2007 for total consideration of $220.1, including prepayment premiums and consent payments totaling $37.3 and accrued interest of $7.8. The 2013 Senior Notes were to mature on December 15, 2013 and paid interest at a rate per annum of 11.75% on June 15 and December 15 of each year. The 2013 Senior Notes were unsecured and were subordinated to all of the Company’s secured indebtedness.

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

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $4.3 and $4.6 at September 30, 2007 and December 31, 2006, respectively. These obligations have imputed interest rates ranging from 3.6% to 21.9% and have required payments, including interest, of $0.5 in the fourth quarter of 2007, $1.9 in 2008, $1.7 in 2009, and $0.3 in 2010. A subsidiary of the Company also had $0.5 and $1.0 outstanding under an information technology financing obligation at September 30, 2007 and December 31, 2006, respectively.

Interest Rate Hedges

During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of its variable interest rate Prior Credit Facilities. On May 1, 2007, the Prior Credit Facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of its Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 over the remaining life of the derivative contract using the straight-line method in interest expense in the consolidated statements of operations.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

During June 2007, the Company entered into interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007 and are accounted for as cash flow hedges. The two-year hedge swaps the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. The purpose of these hedge transactions is to limit the Company’s risk on a portion of its variable rate Term Loan and comply with the terms of the Credit Agreement.

During August 2007, the Company entered into an interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007 and is accounted for as a cash flow hedge. The hedge swaps the underlying variable rate for a fixed rate of 4.997%. The purpose of this hedge transaction is to limit the Company’s risk on a portion of its variable rate Term Loan and comply with the terms of the Credit Agreement.

As of September 30, 2007 and December 31, 2006, the Company recorded a liability of $11.7 and an asset of $0.1, respectively, related to these derivative instruments in other liabilities and other assets in the accompanying consolidated balance sheets.

11.	Commitments and Contingencies

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s businesses. In the stock purchase agreement executed in connection with the acquisition of the Company by M & F Worldwide, Honeywell has undertaken to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. To the extent such guarantees were not so assumed, replaced or terminated at the closing of the acquisition of Clarke American Corp., at December 15, 2005, Honeywell had posted a letter of credit for the benefit of M & F Worldwide in an amount of $60.0 expiring on December 15, 2007 to secure its indemnification obligations covering the guarantees. The face amount of the letter of credit is subject to adjustment, based on the agreement of the parties, and was $27.0 at September 30, 2007. Since the Company believes the likelihood is remote that it will have to pay any amounts under such guarantees it has not recorded any liability in the accompanying financial statements.

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These closures will be completed in 2007 with a total expected expenditure of approximately $2.0, net of an estimated gain from the planned sale of a facility.

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

As discussed in Note 3, the Company recorded $12.5 of severance and severance-related costs for the termination of certain Harland employees and $5.4 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting, during the three and nine months ended September 30, 2007 the Company expensed $1.6 and $2.4, respectively, net of adjustments, for severance and severance-related costs for the termination of certain of the Company’s historical employees and $0.3 and $1.2, respectively, of costs for the closure of certain of the Company’s historical facilities.

Of the liabilities recorded in purchase accounting, $9.3 relates to the Harland Clarke segment, $7.7 relates to the Harland Financial Solutions segment and $0.9 relates to the Corporate segment. All of the restructuring costs expensed during the three and nine months ended September 30, 2007 relate to the Harland Clarke segment.

With respect to the restructuring costs totaling $3.6 that were expensed subsequent to the Harland Acquisition, the Company expects to complete the planned facilities closures and employee terminations by April 2008. The Company expects to spend approximately $1.5 for the closure of certain pre-Harland Acquisition facilities, and approximately $2.6 for the termination of certain pre-Harland Acquisition employees.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

The following details the components of the Company’s restructuring accruals for the nine months ended September 30, 2007 and 2006:

	Beginning Balance	Established in Harland Acquisition Purchase Accounting	Expensed	Paid in Cash	Ending Balance
Nine months ended September 30, 2007:
Severance and severance-related	$1.7	$12.5	$3.6	$(12.9)	$4.9
Facilities closures	1.0	5.4	0.7	(1.4)	5.7
Other	—	—	0.6	(0.5)	0.1
Total	$2.7	$17.9	$4.9	$(14.8)	$10.7
Nine months ended September 30, 2006:
Severance and severance-related	$1.8	$—	$1.8	$(1.5)	$2.1
Facilities closures	1.6	—	0.1	(0.6)	1.1
Total	$3.4	$—	$1.9	$(2.1)	$3.2

Restructuring accruals are reflected in other current liabilities and other liabilities in the Company’s consolidated balance sheets. The Company expects to pay the remaining severance through December 2007 and the remaining facilities closure costs and other costs through February 2010.

In addition to the amounts disclosed in the table above, the Company also incurred other costs related to the facility closures, including inventory write-offs, training, hiring, relocation and travel of $0.2 and $0.4 during the three and nine months ended September 30, 2007, respectively and $0.1 and $0.4 during the three and nine months ended September 30, 2006, respectively.

13.	Transactions with Affiliates

In accordance with SEC Staff Accounting Bulletin 79, ‘‘Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),’’ the Company expensed $0.7 and $1.5 during the three and nine months ended September 30, 2007, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and accrued expenses. Such expenses during the three and nine months ended September 30, 2006 were not significant.

During the nine months ended September 30, 2007, the Company paid a cash dividend in the amount of $1.8 to M & F Worldwide to cover certain public company related expenses.

M & F Worldwide paid $10.0 in June 2007 to MacAndrews & Forbes Holdings Inc. for its service in sourcing, analyzing, negotiating and executing the Harland Acquisition. As discussed in Note 3, the Company reimbursed M & F Worldwide for that payment during the third quarter of 2007 and has included this fee in the purchase price for the Harland Acquisition. As also discussed in Note 3 above, the Company paid $3.0 to M & F Worldwide during the nine months ended September 30, 2007 to reimburse it for professional fees paid by M & F Worldwide relating to the Harland Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding the Company’s financial condition and results of operations for the three and nine months ended September 30, 2007 and September 30, 2006 should be read in connection with the more detailed financial information contained in the Company’s consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) and was renamed ’’Clarke American Corp.’’ Clarke American Corp. is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (‘‘Harland’’), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the ‘‘Harland Acquisition’’). After the closing of the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings Corp.

As a result of the Harland Acquisition, the Company reorganized its business and corporate structure along three business segments, Harland Clarke (which consists of the combined check business and related products and services of Clarke American Corp. and Harland), Harland Financial Solutions and Scantron.

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

The Harland Acquisition

On December 19, 2006, M & F Worldwide entered into an agreement and plan of merger (the ‘‘Merger Agreement’’) with Harland, under which a wholly owned subsidiary of M & F Worldwide would merge with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company. The closing of the Harland Acquisition and the related financing transactions described below occurred on May 1, 2007. The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland in accordance with the Merger Agreement. Subsequent to the completion of the Harland Acquisition, the Company was renamed Harland Clarke Holdings Corp. on May 2, 2007.

Harland Clarke Holdings Corp. and Subsidiaries

To fund the purchase price in the Harland Acquisition, to refinance the Company’s and Harland’s prior existing indebtedness, and to pay the fees and expenses for the Harland Acquisition and the related financings:

•	The Company entered into a $1,800.0 million senior secured term loan facility and a $100.0 million revolving credit facility; and

•	The Company issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015.

The Harland Acquisition has greatly increased the Company’s revenues, the related cost of revenues and selling, general and administrative expenses. As a result of the application of purchase accounting under Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations,’’ the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition, the Company is focused on improving operating margins by reducing selling general and administrative expenses, shared services costs and cost of sales.

This section should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

There was no material change to the Company’s Critical Accounting Policies and Estimates included in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 as filed on August 9, 2007 with the U.S. Securities and Exchange Commission (‘‘SEC’’) and is available on their website at www.sec.gov.

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

Harland Clarke Holdings Corp. and Subsidiaries

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The operating results for the three months ended September 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition.

Net Revenues

$ in millions	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Consolidated Net Revenues:
Harland Clarke Segment	$332.4	$155.3
Harland Financial Solutions Segment	79.0	—
Scantron Segment	21.9	—
Eliminations	(0.5)	—
Total	$432.8	$155.3

Net revenues increased by $277.5 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which accounted for $263.4 million of the increase.

Net revenues from the Harland Clarke segment increased by $177.1 million to $332.4 million in the 2007 period from $155.3 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $163.1 million of the increase. The remaining $14.0 million of the increase was primarily due to an increase in revenues from a large client and higher revenues per unit, partially offset by a decline in units.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.2 million, $3.1 million and $0.5 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Cost of Revenues

$ in millions	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$215.3	$96.0
Harland Financial Solutions Segment	34.7	—
Scantron Segment	10.3	—
Eliminations	(0.5)	—
Total	$259.8	$96.0

Harland Clarke Holdings Corp. and Subsidiaries

Cost of revenues increased by $163.8 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which accounted for $158.1 million of the increase.

Cost of revenues from the Harland Clarke segment increased by $119.3 million to $215.3 million in the 2007 period from $96.0 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $113.7 million of the increase. The remaining $5.6 million of the increase was primarily due to increased delivery expenses, partially offset by cost reductions and lower operating expenses resulting from a facility closure during the second quarter of 2007. Cost of revenues as a percentage of revenues for the Harland Clarke segment increased to 64.8% in the 2007 period as compared to 61.8% in the 2006 period, primarily related to the depreciation and amortization of fair value adjustments recorded in the purchase accounting for the Harland Acquisition.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 43.9% and 47.0%, respectively, in the 2007 period. Cost of revenues in the 2007 period for the Scantron segment includes $0.1 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Selling, General and Administrative Expenses

$ in millions	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$59.6	$35.8
Harland Financial Solutions Segment	34.7	—
Scantron Segment	7.0	—
Corporate	5.0	—
Total	$106.3	$35.8

Selling, general and administrative expenses increased by $70.5 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which accounted for $66.8 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $23.8 million to $59.6 million in the 2007 period from $35.8 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $20.1 million of the increase. The remaining $3.7 million of the increase resulted primarily from $3.1 million of impairment adjustments to intangible assets (see Note 5 to the consolidated financial statements) and various other expenses related to integration activities, partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 17.9% in the 2007 period as compared to 23.1% in the 2006 period.

Selling, general and administrative expenses were $34.7 million and $7.0 million for the 2007 period for the Harland Financial Solutions and Scantron segments, respectively, and relate to operations acquired in the Harland Acquisition.

Corporate selling, general and administrative expenses of $5.0 million in the 2007 period relate to corporate costs resulting from the increased size of the business subsequent to the Harland Acquisition.

Restructuring Costs

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

Harland Clarke Holdings Corp. and Subsidiaries

The Company recorded $2.0 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to the closure of a printing plant and a contact center. The Company recorded $1.0 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure and other costs related to reductions in workforce.

Interest Income

Interest income was $2.0 million in the 2007 period as compared to a nominal amount in the 2006 period. The increase in interest income was due to higher cash and cash equivalents balances in the 2007 period as compared to the 2006 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $52.6 million in the 2007 period as compared to $15.4 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding as a result of the financing transactions completed in connection with the Harland Acquisition.

Other Income (Expense), Net

Other income (expense), net was $0.1 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous income.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate was a provision of 47.2% in the 2007 period and a benefit of 2.8% in the 2006 period. The change is primarily due to the effects of changes in state tax rates on deferred tax balances recorded in the 2006 period and incremental state and local taxes recorded in the 2007 period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The operating results for the nine months ended September 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition.

Net Revenues

$ in millions	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Consolidated Net Revenues:
Harland Clarke Segment	$773.3	$474.4
Harland Financial Solutions Segment	131.1	—
Scantron Segment	33.3	—
Eliminations	(0.7)	—
Total	$937.0	$474.4

Net revenues increased by $462.6 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $438.1 million of the increase.

Net revenues from the Harland Clarke segment increased by $298.9 million to $773.3 million in the 2007 period from $474.4 million in the 2006 period, primarily as a result of the Harland

Harland Clarke Holdings Corp. and Subsidiaries

Acquisition which accounted for $274.4 million of the increase. The remaining $24.5 million of the increase was primarily due to higher revenues per unit and an increase in revenues from a large client, partially offset by a decline in units.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.5 million, $6.4 million and $1.3 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Cost of Revenues

$ in millions	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$494.0	$293.4
Harland Financial Solutions Segment	59.0	—
Scantron Segment	20.1	—
Eliminations	(0.7)	—
Total	$572.4	$293.4

Cost of revenues increased by $279.0 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $269.6 million of the increase.

Cost of revenues for the Harland Clarke segment increased by $200.6 million to $494.0 million in the 2007 period from $293.4 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $191.2 million of the increase. The remaining $9.4 million of the increase was primarily due to increased delivery expenses, partially offset by cost reductions and a decrease in non-cash amortization expenses related to fair value adjustments to assets recorded as part of the acquisition of Clarke American Corp. by M & F Worldwide on December 15, 2005. Cost of revenues in the 2006 period includes $1.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the acquisition of Clarke American Corp. which did not recur in the 2007 period. Cost of revenues in the 2007 period includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur. Cost of revenues as a percentage of revenues for the Harland Clarke segment increased to 63.9% in the 2007 period as compared to 61.8% in the 2006 period, primarily related to the depreciation and amortization of fair value adjustments recorded in the purchase accounting for the Harland Acquisition.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 45.0% and 60.4%, respectively, in the 2007 period. Cost of revenues in the 2007 period for the Scantron segment includes $3.0 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, General and Administrative Expenses

$ in millions	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$151.6	$110.5
Harland Financial Solutions Segment	58.6	—
Scantron Segment	11.6	—
Corporate	11.0	—
Total	$232.8	$110.5

Selling, general and administrative expenses increased by $122.3 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $116.2 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $41.1 million to $151.6 million in the 2007 period from $110.5 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $35.0 million of the increase. The remaining $6.1 million of the increase was primarily due to $5.1 million of incremental bonus expense associated with various incentive plans resulting from improved performance of the business and $3.1 million of impairment adjustments to intangible assets (see Note 5 to the consolidated financial statements), partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 19.6% in the 2007 period as compared to 23.3% in the 2006 period.

Selling, general and administrative expenses were $58.6 million and $11.6 million for the 2007 period for the Harland Financial Solutions and Scantron segments, respectively, and relate to operations acquired in the Harland Acquisition which occurred on May 1, 2007.

Corporate selling, general and administrative expenses of $11.0 million in the 2007 period relate to additional corporate infrastructure costs resulting from the increased size of the business subsequent to the Harland Acquisition and $2.4 million of non-recurring retention bonus expenses.

Restructuring Costs

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $4.9 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to this initiative, as well as a restructuring plan implemented prior to the Harland Acquisition, which combined will result in the closure of two printing plants and a contact center, as well as costs to redefine sales territories and consolidate sales divisions. The Company recorded $1.9 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure and other costs related to reductions in workforce.

Interest Income

Interest income was $3.3 million in the 2007 period as compared to a nominal amount in the 2006 period. The increase in interest income was due to higher cash and cash equivalents balances in the 2007 period as compared to the 2006 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Harland Clarke Holdings Corp. and Subsidiaries

Interest Expense

Interest expense was $113.1 million in the 2007 period as compared to $44.6 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of payments of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Company’s prior credit facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the prior credit facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the prior credit facilities (see Note 10 to the consolidated financial statements).

Other Income (Expense), Net

Other income (expense), net was $0.2 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous income.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate was a benefit of 33.2% in the 2007 period and a provision of 26.7% in the 2006 period. The change is primarily due to the effects of changes in state tax rates on deferred tax balances recorded in the 2006 period and incremental state and local taxes recorded in the 2007 period.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the nine months ended September 30, 2007 was $130.0 million as compared to $67.3 million during the nine months ended September 30, 2006. The increase in net cash provided by operating activities of $62.7 million was primarily due to an increase in cash flow from operations, partially offset by a smaller net cash inflow from changes in working capital in the 2007 period as compared to the 2006 period.

The Company’s net cash used in investing activities was $1,454.0 million during the nine months ended September 30, 2007 as compared to $11.2 million during the nine months ended September 30, 2006. The increase in cash used in investing activities was primarily due to the Harland Acquisition and Peldec assets purchase.

The Company’s net cash provided by financing activities was $1,480.8 million during the nine months ended September 30, 2007 as compared to net cash used in financing activities of $33.8 million during the nine months ended September 30, 2006. The financing activities during the nine months ended September 30, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American Corp. credit agreements and pay related fees and expenses. The financing activities during the nine months ended September 30, 2006 were primarily scheduled repayments of credit agreements and other borrowings and the funding of the net change in cash overdrafts.

The Company’s Consolidated Contractual Obligations and Commitments

Estimated interest requirements for the Company’s outstanding long-term debt decreased from $1,477.5 million as of June 30, 2007 to $1,376.5 million as of September 30, 2007 primarily due to the

Harland Clarke Holdings Corp. and Subsidiaries

impact of a decline in interest rates on the Company’s floating rate debt. Other contractual obligations and commitments have not changed materially since June 30, 2007. See the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 with respect to the Company’s other contractual obligations and commitments.

Liquidity Assessment

In addition to the Company’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make upfront contract payments to financial institution clients as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2007 and 2006, the Company incurred $17.2 million and $10.5 million of capital expenditures and $0.3 million and $0.7 million of capitalized interest, respectively. Capital expenditures for the nine months ended September 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Upfront Contract Payments. During the nine months ended September 30, 2007 and 2006, the Company made $11.1 million and $10.6 million of upfront contract payments to its clients, respectively. Payments for the nine months ended September 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Harland Acquisition. During the nine months ended September 30, 2007 and 2006, the Company made $14.8 million and $2.1 million of payments for restructuring, respectively. Payments for the nine months ended September 30, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

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

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. As of September 30, 2007, the Company had $84.2 million of additional availability under its revolving credit facility (after giving effect to the issuance of $15.8 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity

Harland Clarke Holdings Corp. and Subsidiaries

needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended September 30, 2007, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

The Company encourages investors to read carefully the risk factors described in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At September 30, 2007, the Company had $1,795.5 million of term loans outstanding under its credit agreement, $15.8 million of letters of credit outstanding under its revolving credit facility,

Harland Clarke Holdings Corp. and Subsidiaries

$305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at September 30, 2007 would have resulted in an increase or decrease in its interest expense for the three months ended September 30, 2007 of approximately $2.8 million.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps with notional amounts totaling $910.0 million as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. These derivatives swap the underlying variable rates for fixed rates ranging from 4.992% to 5.362%.

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

(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There was no material development in legal proceedings during the three months ended September 30, 2007.

Item 1A.    Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, as filed on August 9, 2007 with the SEC and is available on their website at www.sec.gov.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There was no event of default upon senior securities during the three months ended September 30, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the nine months ended September 30, 2007.

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 9, 2007.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 9, 2007.

32.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 9, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: November 9, 2007	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: November 9, 2007	By:	/s/ J. Michael Riley
J. Michael Riley Principal Accounting Officer