Form 10-K
period 2007-12-31
HARLAND CLARKE HOLDINGS CORP
filed 2008-02-29
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 333-143717

HARLAND CLARKE HOLDINGS CORP.
(formerly Clarke American Corp.)
(Exact name of registrant as specified in its charter)

Delaware	84-1696500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2939 Miller Road, Decatur, GA	30035
(Address of principal executive offices)	(Zip code)

770-981-9460
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

Large accelerated filer           Accelerated filer           Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No

As of February 29, 2008, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

HARLAND CLARKE HOLDINGS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

i

PART I

Item 1.	Business

Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its direct and indirect wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) (the ‘‘Clarke American Acquisition’’) and was renamed Clarke American Corp. (‘‘Clarke American’’) which is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business.

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

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following three business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American and Harland), Harland Financial Solutions and Scantron.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment, which is comprised of operations acquired from Harland, provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment, which is comprised of operations acquired from Harland, provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

Recent Developments

On February 13, 2008, M & F Worldwide entered into a Membership Interest Purchase Agreement (the ‘‘Purchase Agreement’’), with Pearson Inc. and NCS Pearson, Inc. (‘‘NCS Pearson’’), pursuant to which, upon the terms and subject to the conditions set forth therein, M & F Worldwide or its designee would purchase all of the limited liability membership interests of Data Management I LLC (‘‘Data Management’’), a wholly owned subsidiary of NCS Pearson, for $225.0 million in cash, subject to post-closing adjustments (the ‘‘Data Management Purchase’’). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanners and related software, and provides survey consulting and tracking services, including medical device tracking, to corporate and government clients. Prior to the completion of the Data Management Purchase, M & F Worldwide assigned the Data Management Purchase Agreement to the Company’s wholly owned subsidiary, Scantron Corporation, which completed the Data Management Purchase on February 22, 2008. Upon completion of the Data Management Purchase, Data Management became a wholly owned subsidiary of Scantron Corporation. The Company financed the Data Management Purchase and related fees and expenses with available cash. In connection with the Data Management Purchase, the Company paid $2.0 million to MacAndrews & Forbes Holdings Inc. on February 22, 2008 for services in sourcing, analyzing, negotiating and executing the Data Management acquisition.

Company Overview

Harland Clarke

Harland Clarke provides checks and related products, marketing and contact center services to financial and commercial institutions as well as directly to individual consumers. In 2007, Harland Clarke generated pro forma revenues of $1,319.4 million (77% of the Company’s consolidated revenues on a pro forma basis for the Harland Acquisition).

Products and Services

Checks and Related Products and Services

In addition to offering basic personal and small business checks, Harland Clarke also offers specialized check products and services. Specialized check products include increasingly popular checks customized with licensed designs and characters, such as cartoon characters, collegiate designs and photographs. Harland Clarke also offers a variety of financial documents in conjunction with personal and small business financial software packages. Accessory products include leather checkbook covers, endorsement stamps, address labels, recording registers and other bill paying accessories. In addition, Harland Clarke also offers its clients a variety of fraud prevention solutions.

Harland Clarke offers various delivery options, including expedited and trackable delivery. Check users can choose guaranteed overnight, two-day or four-day delivery. They often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide. These delivery services represent an important component of the range of value-added service offerings.

Harland Clarke also offers a wide variety of standard financial forms and flexible formats to suit clients’ needs, and the products are also compatible with image processing systems. Harland Clarke also provides treasury management services, such as integrated cash deposit products, customized deposit tickets and security bags.

Marketing Services

Through Harland Clarke, we also offer financial and commercial institutions the following marketing services:

•	turnkey marketing solutions – a suite of campaigns that uses Stratics, our proprietary predictive modeling software, and is designed around core financial products and services such as CDs, money market accounts, auto loans and mortgages;

•	onboarding – an ongoing, integrated new client marketing solution that builds long-term relationships by engaging new checking account holders and growing them into satisfied, profitable and loyal customers;

•	agency services – highly customized direct marketing campaigns that use client-tailored predictive models to support a variety of marketing strategies including acquisition, retention, activation, and cross-selling and up-selling;

•	checkbook messaging – a program that employs digital print technology to insert targeted, intelligence-driven marketing messages into the checkbook; and

•	e-mail marketing – a program that uses market-leading technology as well as high security and filter standards to deliver targeted, intelligence-driven marketing messages to customers who prefer e-mail communication.

Contact Center Services

Our contact centers provide both inbound and outbound support to our financial institution clients. Through the contact centers, Harland Clarke provides its clients with customer support focused on check orders and complete fulfillment of those orders, including delivery to the financial institution account holder. Harland Clarke offers check users the option to place orders directly through contact centers and websites as opposed to placing orders through client branches or by way of mail order forms. In addition to check-related support, Harland Clarke offers stand-alone inbound and outbound customer care to its clients. Harland Clarke also provides marketing and promotional support, which includes marketing messages delivered during the check ordering process or stand-alone telemarketing.

Sales and Marketing

Harland Clarke manages relationships with large and complex financial and commercial institutions through dedicated account management teams composed of relationship management, marketing, operations and service oriented skill sets. In addition, Harland Clarke has a nationwide sales force targeting distinct financial institution segments ranging from major nationwide and large regional banks and securities firms to community banks and credit unions.

Harland Clarke also markets its products directly to consumers through personalized check inserts in newspapers, advertisements sent directly to residences, and online advertising. Online shopping, contact center access, mail order and an automated voice response system enable consumers to order their products directly at their convenience.

Clients

The clients of Harland Clarke range from major nationwide and large regional banks and securities firms to community banks and credit unions to brokerage houses to financial software companies. In addition, Harland Clarke clients include retailers and other multi-location businesses, as well as individual check consumers.

Harland Clarke contracts with its financial institution clients are generally sole-source contracts for the sale of our checks and related products to the clients’ customers. The initial terms of the agreements generally range from three to five years, and are generally terminable for cause, although some of our financial institution clients, including Bank of America, can terminate their contracts for convenience.

Competition

Harland Clarke competes with large outsourcing services providers that offer a wide variety of services including those that compete with Harland Clarke’s primary offerings — specifically payment services, marketing services and teleservices. Deluxe Corporation is a significant competitor. Other large competitors include companies such as eFunds Corporation, Harte-Hanks, Inc., R.R. Donnelly & Sons Company, and TeleTech Holdings, Inc. There are also other smaller competitors that specialize in providing one or more of these services. Harland Clarke competes on the basis of service, convenience, quality, product range and price. Management believes that Harland Clarke differentiates itself from its competitors by:

•	improving client satisfaction through consistent product quality and expertise in matching client preferences with the right product and delivery options;

•	expanding client relationships through cross-selling and up-selling both check and related financial products on behalf of financial institution clients;

•	capitalizing on integration with financial institution clients’ checking account processes to improve their customer service and operational efficiencies;

•	being an existing secure and trusted provider to financial institutions in a time when security is of utmost importance to financial institutions;

•	offering a broad suite of outsourcing services, such as direct marketing, contact center services, treasury management, and analytical modeling; and

•	adopting the ‘‘best practices’’ of both Clarke American and Harland.

Environmental Matters

Harland Clarke’s current check printing operations use hazardous materials in the printing process and generate solid wastes and wastewater and air emissions. Consequently, its facilities are subject to many existing and proposed federal, state and local laws and regulations designed to protect human health and the environment. While enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup, Harland Clarke believes that its facilities are currently in material compliance with such laws and regulations.

Historic check printing operations at Harland Clarke’s current and former facilities used hazardous materials and generated regulated wastes in greater quantities than Harland Clarke’s current operations do. In some instances Harland Clarke has sold these facilities and agreed to indemnify the buyer of the facility for potential environmental liabilities. Harland Clarke may also be subject to liability under environmental laws for environmental conditions at these current or former facilities or in connection with the disposal of waste generated at these facilities. Harland Clarke is not aware of any fact or circumstance that would require the expenditure of material amounts for environmental cleanup or indemnification in connection with its historic operations. However, if environmental contamination is discovered at any of these former facilities or at locations where wastes were disposed, Harland Clarke could be required to spend material amounts for environmental cleanup.

It is generally not possible to predict the ultimate total costs relating to any remediation that may be demanded at any environmental site due to, among other factors, uncertainty regarding the extent of prior pollution, the complexity of applicable environmental laws and regulations and their interpretations, uncertainty regarding future changes to such laws and regulations or their enforcement, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable and varying degrees of responsibility and/or involvement by Harland Clarke.

Harland Financial Solutions

Harland Financial Solutions provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management (‘‘CRM’’) software, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions. Through strategic acquisitions, Harland Financial Solutions has built a full suite of software products to service community banks and credit unions and has grown pro forma revenues from $174.1 million for the year ended December 31, 2002 to $317.6 million (representing 18% of the Company’s 2007 consolidated revenue on a pro forma basis for the Harland Acquisition) for the year ended December 31, 2007.

Products and Services

Core Systems Products

Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including small- to mid-sized community banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation and business intelligence/CRM products into its core processing solutions. Management believes that this integration capability gives Harland Financial Solutions an opportunity to differentiate itself in the market.

Retail and Lending Products

Harland Financial Solutions sells loan and deposit origination and compliance software to the financial institution market. Harland Financial Solutions offers a complete product suite, Pro Suite,

including solutions for lending, account opening, sales management and loan underwriting. Harland Financial Solutions has recently launched a commercial lending risk management, underwriting and portfolio management product suite marketed as CreditQuest. Harland Financial Solutions also provides mortgage loan origination, production and servicing solutions through its Interlinq solution.

With respect to its clients’ retail business, Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through CRM and branch automation software. Harland Financial Solutions’ CRM software, Touché, is an enterprise-wide solution that is designed specifically for financial institutions and allows financial institutions to manage all aspects of the customer relationship. Touché Analyzer module provides tools to create marketing campaigns, segment customers by demographic criteria, determine customer and product profitability, and provide research, reporting and campaign management. Touché Sales & Service handles all customer contacts, sales and referral activities, as well as problem resolution and service requests. Touché Messenger is an interactive management tool which automates multi-channel, one-to-one campaign management.

Harland Financial Solutions also offers branch automation systems designed to enhance the customer experience through integrated teller, platform and call center tools.

Technology Services

Harland Financial Solutions provides field maintenance services including installation, maintenance and repairs for computers and related equipment and for Scantron optical mark recognition equipment.

Backlog

Harland Financial Solutions’ backlog, which consists primarily of contracted products and services prior to delivery, was $348.2 million at December 31, 2007. The Company expects to deliver approximately 47% of the backlog at December 31, 2007 within the following twelve months. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2009 and beyond.

Sales and Marketing

Harland Financial Solutions sells its products and services directly to financial institutions through its own national sales organization. The Harland Financial Solutions product marketing group is responsible for all go-to-market activities, and is aligned with the individual major product groups. Product marketing is supported by a centralized marketing services organization that provides efficient consolidated capabilities including website, advertising, creative, event-planning, public relations and tradeshows.

Client support, which is primarily technology-related, is provided within the various product management areas by experienced and product-technology knowledgeable representatives, additionally supported by the product developers if necessary.

Clients

Harland Financial Solutions is a leading supplier of financial software and services to financial institutions, including small- to mid-sized community banks, credit unions and thrifts.

Competition

The market for providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several national competitors, as well as regional and local competitors. There are also other competitors that offer one or more specialized products or services that compete with Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.

Scantron

Scantron provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services. Management believes the growth in the Scantron business will primarily be generated by testing software and related services, and survey software and related services, while Scantron forms and scanners will continue to provide a stable base of revenue. For the year ended December 31, 2007, Scantron generated revenue of $80.1 million (5% of the Company’s consolidated revenue on a pro forma basis for the Harland Acquisition).

Products and Services

Education-Related Products

Scantron’s sales to K-12 educational institutions have historically represented the largest portion of Scantron’s revenues, although it also generates revenues from sales to higher educational institutions and commercial enterprises. In 2007, Scantron derived approximately 63% of its forms revenues from sales to K-12 educational institutions.

The implementation of the No Child Left Behind Act of 2002 (‘‘NCLB’’) has presented Scantron with additional opportunities to generate revenues from its K-12 clients. Under NCLB, every state is required to set standards for grade-level achievement and develop a system to measure the progress of all students and subgroups of students in meeting those state-determined, grade-level standards. States also must develop annual adequate yearly progress objectives, with a federal target that all students achieve proficiency in reading and math within 12 years. As a result, NCLB requires thorough monitoring and reporting of student achievement and progress. Although the majority of all testing is still done via paper and pencil, trends in education, including NCLB, have created demand for quick access to data and the ability to manage, evaluate and report that data. Management believes that Scantron has an opportunity to capitalize on those trends through its web-based education products.

Scantron historically has provided educational institutions with a patented forms and scanner solution for standardized and classroom-based testing needs. The Scantron forms and scanner solution has achieved widespread acceptance among educational institutions. Scantron generates forms and scanner solutions revenues by charging for the purchase or lease of scanners and the purchase of forms by the client. In addition, Scantron has a loan marketing program, under which a scanner is loaned to a client in exchange for a minimum annual forms purchase.

Scantron’s Achievement Series is a set of web-based testing solutions that provide schools and other enterprises with a content-neutral platform for measuring achievement, with real-time reporting. Scantron also offers solutions for managing and centralizing the data generated by the testing process to measure progress against state and national standards. Scantron’s Performance Series is an Internet-delivered, standards-based, computer adaptive assessment that provides valid and reliable diagnostic and placement assessment data. Each assessment is adapted for each student, is aligned to individual state standards, and links to instructional applications that can help educators design formative assessment-based instruction.

Since 2005, Scantron has integrated the Achievement Series and the Performance Series to provide an overall diagnostic, achievement testing, monitoring and data reporting solution. These solutions also allow the easy integration of disparate technologies and content. Scantron’s Achievement Series and Performance Series solutions generate subscription revenues and the opportunity for the sale of associated products, including forms and scanner solutions, testing content, testing-based instruction applications and data management tools.

ParSYSTEM is Scantron’s integrated suite of software modules that allow educators, primarily in higher education, to create, administer and score tests on paper, via networks or over the Internet. Scantron also provides survey software packages for educators. All of these products are shrink-wrapped for sale directly to educators and are intended for use primarily at higher education institutions.

Survey and Other Data Collection Products

In addition to providing testing and survey tools for the education market, Scantron offers its survey and data collection products to the commercial and financial institution markets. Surveys are delivered by a variety of methods, including traditional paper and electronic means. Scantron also provides a total solution for clients using forms-based data collection methods, including printing, distributing and processing. In 2005, Scantron introduced Clarity, a scanner that combines optical mark recognition with document imaging and a new imaging software solution, Cognition, which automates the conversion of an image into digital information.

Backlog

Scantron’s backlog, which consists primarily of contracted products and services prior to delivery, was $12.8 million at December 31, 2007. The Company expects to deliver approximately 83% of the backlog at December 31, 2007 within the following twelve months.

Sales, Marketing and Product Support

Scantron employs approximately 60 sales and account representatives. Forms and scanners are generally sold at the district or school level. Most of Scantron’s educational sales come from the direct sales channel. Software applications are sometimes sold as a package with forms and scanners. Contracts are generally renewable, with an average term of one year. Scantron sells most of its survey services directly to commercial entities. Management intends to capitalize on our presence in the financial institution market to cross-market Scantron survey and data collection products to their financial institution clients.

Scantron provides comprehensive product support to its clients directly, and through Harland Financial Solutions, provides on-site and depot support for their scanner products. Scantron’s sales account managers and account executives help to coordinate these client support efforts, which are supplemented with telephone and on-line support to all clients.

Clients

Clients for Scantron’s educational products range from individual educators and institutions to entire districts. Clients for Scantron’s survey products include many Fortune 1000 organizations.

Competition

Scantron competes with education-related software providers at the K-12 and higher education levels. Scantron also faces significant competition from a number of local and regional competitors, which may have better local knowledge and contacts. Scantron faces competition with respect to its forms or scanners from national and regional printers and manufacturers. The survey products market is highly fragmented, and Scantron faces competition from many varied sources, including a number of national organizations.

The Company’s Suppliers

The main supplies used in check and form printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Harland Clarke Holdings has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Harland Clarke Holdings has not historically experienced any material shortages, and management believes we have redundancy in its supplier network for each of its key inputs.

Scantron purchases a majority of the paper for its business from a single supplier. It purchases scanner components from various equipment manufacturers and supply firms. Scantron historically has not experienced shortages of and believes it will continue to be able to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices.

The Company’s Foreign Sales

Following the Harland Acquisition, the Company conducts business outside the United States in Canada, Israel and Ireland. Its foreign sales totaled $8.4 million in 2007. There were no foreign sales for the Company prior to the Harland Acquisition.

The Company’s Employees

As of December 31, 2007, the Company had approximately 7,800 employees. None of the Company’s employees is represented by a labor union. The Company considers its employee relations to be good.

The Company’s Intellectual Property

The Company relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software, inventions, trade secrets, know-how and other intellectual property. The sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of the Company’s revenue. Typically, such license agreements are effective for a two- to three-year period, provide for the retention of ownership of the trade name, know-how or other intellectual property by the licensor and require the payment of a royalty to the licensor. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow the Company to sell the licensed products profitably.

Governmental Regulation related to the Company

The Company is subject to the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. The Company is also subject to additional privacy and information security requirements in many of its contracts with financial institution clients, which are often more restrictive than the laws or regulations. These laws, regulations and agreements require the Company to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter.

These laws and regulations require some of the Company’s businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from the Company’s files before the Company shares their information with certain third parties. These laws and regulations may limit the Company’s ability to use its direct-to-consumer data in its businesses. Current laws and regulations allow the Company to transfer consumer information to process a consumer-initiated transaction, but also require the Company to protect the confidentiality of a consumer’s records or to protect against actual or potential fraud, unauthorized transactions, claims or other liabilities. The Company is also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. The Company may also contribute consumer information to a consumer-reporting agency under the Fair Credit Reporting Act. Some of the Company’s financial institution clients request various contractual provisions in their agreements that are intended to comply with their obligations under the Gramm-Leach-Bliley Act and other laws and regulations.

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

New laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to the Company’s websites, decrease telemarketing opportunities and decrease the demand for its products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation and personal privacy is uncertain and may remain uncertain for a considerable length of time.

Non-Operating Contingent Claims, Indemnification and Insurance Matters

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s businesses. In the stock purchase agreement executed in connection with the acquisition of Clarke American by M & F Worldwide, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company, with respect to all liabilities arising under such guarantees.

Other

Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.

Availability of Certain Documents Concerning the Company

Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these documents, are available without charge upon request to the Chief Financial Officer, Harland Clarke Holdings Corp., 2939 Miller Road, Decatur, GA 30035.

Item 1A.	Risk Factors

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness, which may adversely affect our ability to operate our business and prevent us from fulfilling our obligations under our debt agreements.

As of December 31, 2007, we had total indebtedness of $2,409.9 million (including $3.9 million of capital lease obligations and other indebtedness), and $84.2 million of additional availability under our revolving credit facility (after giving effect to the issuance of $15.8 million of letters of credit). In addition, under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of our senior secured credit facilities and notes allow us to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities and the indenture governing our senior notes do not fully prohibit us from doing so. In addition, as of December 31, 2007, there was $84.2 million of additional availability under our $100.0 million revolving credit facility (after giving effect to the issuance of $15.8 million of letters of credit). Under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness under our senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of our senior secured credit facilities and senior notes allow us to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

Although we and Harland had acquired and integrated businesses in the past, we may not be able to successfully integrate Harland’s business. The process of integrating acquired businesses involves numerous risks, including, among others:

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

In addition, it may cost more than we have anticipated to achieve synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or at the times we currently expect, or at all.

The acquisition of Harland has also greatly increased the size of our company, and we may be unable to manage the increase in scale successfully. The failure to manage the increase in scale successfully could have a material and adverse effect on our business, prospects, results of operations and financial condition.

We may not be able to retain all of our and Harland’s historical clients, which may have a material, adverse effect on our business prospects, results of operations and financial condition.

For various reasons, the clients of Clarke American or Harland prior to the Harland Acquisition may not remain as our clients in the combined company. A number of our Harland Clarke segment’s historical contracts are terminable upon short notice or at will. Furthermore, change of control, non-competition and other provisions in certain of our contracts may have given clients the right to terminate those contracts as a result of the Harland Acquisition. The loss of a significant number of clients as a result of the Harland Acquisition may have a material, adverse effect on our business prospects, results of operations and financial condition.

Account data breaches involving stored client data or misuse of such data could adversely affect our reputation, revenues, profits and growth.

We, our clients, and other third parties store customer account information relating to our Harland Clarke segment’s checks. In addition, a number of clients use our Harland Financial Solutions products and Scantron products to store and manage sensitive customer and student information. Scantron also provides services which involve the storage of non-public customer information. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by our own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving our clients and our financial institution clients’ customers’ information and/or funds, damage the reputation of our brands and result in claims against us. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and could have a material adverse impact on our transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect our financial institution clients’ perception as to our reliability, and could lead to the termination of client contracts.

Legislation and contracts relating to protection of personal data could limit or harm our future business.

We are subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as ‘‘non-public personal information.’’ Examples include the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. We are also subject to additional requirements in many of our contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require us to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. The laws, regulations, and agreements limit our ability to use or disclose non-public personal information for other than the purposes originally intended.

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

The use of our Scantron products to store and manage student and other educational data may be subject to The Family Education Rights and Privacy Act of 1974, commonly known as FERPA, which is a federal law that protects the privacy of student education records in connection with Scantron’s web-based assessment services. Many states have enacted similar laws to protect the privacy of student data. The operation of websites by Scantron that are accessed by children under the age of 13 is subject to the Children’s Online Privacy Protection Act of 1998, commonly known as COPPA. The collection of patient data through Scantron’s survey services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. Scantron is also subject to the Gramm-Leach-Bliley Act.

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

We use sophisticated software and computing systems to process check orders for clients of our Harland Clarke, Harland Financial Solutions and Scantron segments. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients of our Harland Clarke segment have integrated certain components of their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

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

A significant portion of our revenues are derived from the sale of products by our Harland Clarke segment bearing third party trademarks or designs pursuant to royalty-bearing licenses. Typically, these licenses are for a term of between two and three years, and some licenses may be terminated at the licensor’s option upon a change of control. There can be no guarantee that such licenses will be renewed or will continue to be available to us on terms that would allow us to continue to sell the licensed products profitably.

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

Our business is largely driven by the personal relationships of our senior management teams. Despite executing employment agreements with certain members of our senior management team, these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost, or at all. We have not obtained key person insurance for any member of our senior management team. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

We face uncertainty with respect to future acquisitions, and unsuitable or unsuccessful acquisitions could materially and adversely affect our business, prospects, results of operations and financial condition.

We have acquired complementary businesses in the past, and we may pursue acquisitions of complementary businesses in the future. On February 22, 2008, we completed the acquisition of Pearson plc’s Data Management business. We may be unable to successfully integrate the acquired business or retain management, key employees and/or customers, and this acquisition may prove to be unsuccessful. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether future acquisitions, even if completed, will be successful. Future acquisitions by us could result in the incurrence of contingent liabilities, debt or amortization expenses relating to intangible assets which could materially adversely affect our business, results of operations and financial condition. Moreover, the success of any past or future acquisition will depend upon our ability to integrate effectively the acquired businesses.

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

Our business is exposed to changes in interest rates.

We are exposed to changes in interest rates on our variable rate debt. A hypothetical 10% increase in the interest rates applicable to debt outstanding at December 31, 2007 would result in an increase to interest expense of approximately $10.8 million per year. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the success of our research and development and the failure to develop new and improved products could adversely affect its business.

We have in the past made, and intend to continue in the future to make, investments in research and development in order to enable us to identify and develop new products. The development process for new products can be lengthy. Despite investments in this area, our research and development may not result in the discovery or successful development of new products. The success of our new product offerings will depend on several factors, including its ability to:

•	accurately anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	obtain necessary regulatory approvals;

•	differentiate our products from competitors’ products; and

•	use our research and development budget efficiently.

The continuous introduction of new products is important to our growth. Our financial condition could deteriorate if it we are unable to successfully develop and commercialize new products.

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

MacAndrews & Forbes Holdings Inc. is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes Holdings Inc., beneficially owned, as of December 31, 2007, approximately 39.4% of the outstanding common stock of M & F Worldwide, our indirect parent company, which beneficially owns 100% of our stock. In addition, two of our directors and two of M & F Worldwide’s directors, as well as M & F Worldwide’s senior executives, are affiliated with MacAndrews & Forbes Holdings Inc. As a result, MacAndrews & Forbes Holdings Inc. and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. According to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written declined at a compound annual rate of approximately 4.0% from 2000 to 2003 and was forecast to decline at a compound annual rate of approximately 3.7% from 2004 to 2009. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2007, on a pro forma basis, financial institutions accounted for approximately 86% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation.

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

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2007 the top 20 clients of our Harland Clarke segment represented approximately 42% of its revenues, with sales to Bank of America representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or ‘‘for cause.’’ A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients, could have a material adverse effect on our revenues and profitability.

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

Risks Related to our Harland Financial Solutions and Scantron Segments

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

The revenues, cash flows and results of operations of our Harland Financial Solutions segment may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in the software industry.

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

Mergers, acquisitions and personnel changes at financial institutions may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2007, on a pro forma basis, financial institutions accounted for approximately 83% of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

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

The terms of our contracts with our clients are generally designed to limit our liability for errors, defects or other performance problems and damages relating to such errors, defects or other performance problems, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Our current liability insurance coverage may not continue to be available on acceptable terms and insurers may deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, even if we succeed in the litigation, we are likely to incur additional costs and our management’s attention might be diverted from our normal operations.

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

Our Harland Financial Solutions segment provides services to clients which are subject to government regulations that could constrain its operations.

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

We may not be able to successfully integrate the newly acquired Data Management business, and we may not be able to achieve the cost savings or synergies we currently expect.

Although we have acquired businesses in the past, we may not be able to successfully integrate the Data Management business we acquired on February 22, 2008. We expect the Data Management business to be operated by and integrated with our Scantron business. The process of integrating acquired businesses involves numerous risks, including, among others, difficulties in assimilating operations and products; diversion of management’s attention from other business concerns to focus on new businesses and integration issues; risks of operating businesses in which we have limited or no direct prior experience; potential loss of our key employees or of those of the acquired businesses; potential exposure to unknown liabilities; and possible loss of our clients or of those of the acquired businesses. In addition, it may cost more than we have anticipated to achieve synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or at the times we currently expect, or at all.

We may not be able to successfully develop new products and services for our Scantron segment, and those products and services may not receive widespread acceptance. As a result, the business, prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

The data collection and educational testing industry has also changed significantly during recent years due to technological advances and regulatory changes, including NCLB, and we need to successfully develop new products and solutions in our Scantron segment to respond to those changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, market acceptance, adoption rates and competition, all of which could have a negative impact on our business. If we are not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

Budget deficits may reduce funding available for Scantron products and services and have a negative impact on our revenue.

Our Scantron segment derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support. Government budget deficits may negatively impact the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products. If budget deficits significantly reduce funding available for Scantron products and services, our revenue could be negatively impacted.

If we are not able to obtain paper and other supplies at acceptable quantities and prices, our revenue could be negatively impacted.

Our Scantron segment purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our revenue could be negatively impacted.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Harland Clarke is headquartered in San Antonio, Texas and has regional headquarters in Atlanta, Georgia. Harland Financial Solutions is headquartered in Lake Mary, Florida. Scantron is headquartered in Irvine, California. The principal properties for each segment are as follows:

Harland Clarke

Location	Use	Approximate Floor Space (Square Feet)	Leased/owned status
Atlanta, GA	Holding Company Headquarters and Harland Clarke Regional Headquarters for Administration, Sales and Marketing	96,400	Owned
Atlanta, GA	Information Technology	36,000	Owned
Atlanta, GA(a)	Operations Support	54,000	Owned
Atlanta, GA(a)	Printing	132,300	Owned
Atlanta, GA	Contact Center	33,000	Leased
Bolingbrook, IL	Printing	120,000	Leased
Boulder City, NV	Administration and Educational Services	4,000	Leased
Charlotte, NC	Printing	38,120	Leased
Charlotte, NC	Administration	4,906	Leased
Clayton, MO	Services	3,648	Leased
Clearwater, FL(a)	Printing	61,200	Owned
Columbia, SC(a)	Printing	92,500	Owned
Des Moines, IA	Printing	65,250	Leased
Glen Burnie, MD	Printing	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Greensboro, NC	Printing	66,250	Owned
Harrisburg, PA(a)	Contact Center	4,465	Leased
Hato Rey, Puerto Rico	Printing	22,125	Leased
Hato Rey, Puerto Rico	Sales	2,356	Leased
Jeffersonville, IN	Printing	141,332	Leased
Knoxville, TN(a)	Contact Center	3,014	Leased
Louisville, KY	Printing	50,000	Leased
Milton, WA	Printing	87,640	Leased
Mounds View, MN	Printing, Administration, Development and Support, Sales, Marketing and Contact Center	81,490	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
Salt Lake City, UT(a)	Contact Center	18,120	Leased
Salt Lake City, UT(a)	Contact Center	12,856	Leased

Location	Use	Approximate Floor Space (Square Feet)	Leased/owned status
Salt Lake City, UT	Parking Lot	87,120	Leased
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	2,137	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
Simi Valley, CA(a)	Contact Center	3,186	Leased
Syracuse, NY	Printing	28,055	Owned

(a)	To be closed in 2008.

Harland Financial Solutions

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	5,500	Leased
Bothell, WA	Development and Support	66,519	Leased
Carmel, IN	Development and Support	5,931	Leased
Cincinnati, OH	Administration and Service Bureau	63,901	Leased
Cincinnati, OH	Administration and Production	9,295	Leased
Clive, IA	Service Bureau	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Denver, CO	Development and Support	34,167	Leased
Englewood, CO	Development and Support	28,800	Leased
Fargo, ND	Development and Support	19,745	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Corporate Headquarters	71,936	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
Orlando, FL	Processing	14,800	Leased
Pleasanton, CA	Development and Support	49,115	Leased

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Portland, OR	Development and Support	79,089	Leased
Tel Aviv, Israel	Development and Support	4,693	Leased
Toronto, Ontario	Field Services	635	Leased

Scantron

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Irvine, CA	Corporate Headquarters	126,497	Leased
San Diego, CA	Development and Support	15,032	Leased

Item 3.	Legal Proceedings

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

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect, wholly owned subsidiary of M & F Worldwide. As such, our common stock is not listed on any stock exchange or traded in any over-the-counter market and is held by only one holder.

Item 6.	Selected Financial Data

The table below reflects historical financial data, which are derived from our consolidated financial statements for the years ended December 31, 2007, 2006, 2004 and 2003 and the periods December 15 to December 31, 2005, April 1 to December 14, 2005, and January 1 to March 31, 2005.

We were acquired by M & F Worldwide on December 15, 2005 from Honeywell. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of the Business — Presentation of Financial Information — Clarke American Acquisition.’’ Honeywell acquired us effective April 1, 2005 by purchasing all of the outstanding stock of the company that was then our indirect parent, Novar plc. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of the Business — Presentation of Financial Information — Acquisition by Honeywell and Reorganization of Assets under Common Control.’’

As a result of the changes in ownership, under GAAP, we are required to present separately our operating results for our two predecessors in our financial statements. The period during which we were owned by Honeywell (April 1, 2005 to December 14, 2005) is discussed below as ‘‘Predecessor (Honeywell).’’ The periods prior to our acquisition by Honeywell (the 2003 and 2004 fiscal years and the three months ended March 31, 2005) are discussed below as ‘‘Predecessor (Novar).’’ The period subsequent to the Clarke American Acquisition is discussed below as ‘‘Successor.’’

Our predecessors were not separate stand-alone companies. The accompanying financial statements for those periods have been prepared as if each of our predecessors had existed as a stand-alone company for the periods presented. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of the Business — Presentation of Financial Information — Acquisition by Honeywell and Reorganization of Assets under Common Control.’’

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)	Predecessor (Novar)
(in millions)	Year Ended Dec. 31, 2007(a)	Year Ended Dec. 31, 2006	Dec 15 to Dec. 31, 2005	Apr. 1 to Dec. 14, 2005	Jan 1 to Mar. 31, 2005	Year Ended Dec. 31, 2004(b)	Year Ended Dec. 31, 2003
Statement of Operations Data:
Net revenues	$1,369.9	$623.9	$24.1	$439.9	$154.4	$607.6	$572.2
Cost of revenues	833.8	388.4	17.4	285.6	91.1	352.4	335.6
Gross profit	536.1	235.5	6.7	154.3	63.3	255.2	236.6
Selling, general and administrative expenses	336.3	145.2	6.0	99.0	38.8	147.5	129.0
Restructuring costs	5.6	3.3	—	1.8	0.4	0.7	6.3
Operating income	194.2	87.0	0.7	53.5	24.1	107.0	101.3
Interest expense, net	(215.0)	(60.0)	(2.8)	(2.4)	(5.6)	(19.1)	(25.7)
(Loss) income before income taxes	(20.8)	27.0	(2.1)	51.1	18.5	87.9	75.6
(Benefit) provision for income taxes	(5.4)	7.5	(0.8)	20.1	7.5	23.5	39.7
Net (loss) income	$(15.4)	$19.5	$(1.3)	$31.0	$11.0	$64.4	$35.9

(in millions)	December 31,
	2007(a)	2006	2005	2004(b)	2003
Balance Sheet Data:
Total assets	$3,447.6	$1,118.3	$1,149.9	$506.8	$514.3
Long-term debt, including current portion and short-term borrowings(c)	2,409.9	603.8	626.2	474.1	611.4
Stockholder’s equity (deficit)	190.5	219.3	201.2	(101.3)	(237.1)

(a)	Includes the financial position and results of operations of Harland from the date of its acquisition in May 2007 (see Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(b)	Includes the financial position and results of operations of Alcott Routon, Inc. from the date of its acquisition in March 2004.
(c)	Includes capital leases of $3.4 million and $4.6 million at December 31, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the years ended December 31, 2007 and 2006; the period from December 15 to December 31, 2005; the predecessor periods from April 1 to December 14, 2005 and January 1 to March 31, 2005; should be read in connection with the more detailed financial information contained in our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview of the Business

Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) (the ‘‘Clarke American Acquisition’’) and was renamed Clarke American Corp., which is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business.

On May 1, 2007, the Company completed the acquisition of John H. Harland Company (‘‘Harland’’), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the ‘‘Harland Acquisition’’). Subsequent to the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings Corp.

Subsequent to the Harland Acquisition, the Company reorganized its business and corporate structure along three business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American Corp. and Harland), Harland Financial Solutions and Scantron.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment which is comprised of operations acquired from Harland, provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment which is comprised of operations acquired from Harland, provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

Recent Developments

On February 13, 2008, M & F Worldwide entered into a Membership Interest Purchase Agreement (the ‘‘Purchase Agreement’’), with Pearson Inc. and NCS Pearson, Inc. (‘‘NCS Pearson’’), pursuant to which, upon the terms and subject to the conditions set forth therein, M & F Worldwide or its designee would purchase all of the limited liability membership interests of Data Management I LLC (‘‘Data Management’’), a wholly owned subsidiary of NCS Pearson, for $225.0 million in cash, subject to post-closing adjustments (the ‘‘Data Management Purchase’’). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanners and related software, and provides survey consulting and tracking services, including medical device tracking, to corporate and government clients. Prior to the completion of the Data Management Purchase, M & F Worldwide assigned the Data Management Purchase Agreement to the Company’s wholly owned subsidiary, Scantron Corporation, which completed the Data Management Purchase on February 22, 2008. Upon completion of the Data Management Purchase, Data Management became a wholly owned subsidiary of Scantron Corporation. The Company financed the Data Management Purchase and related fees and expenses with available cash. In connection with the Data Management Purchase, the Company paid $2.0 million to MacAndrews & Forbes Holdings Inc. on February 22, 2008 for services in sourcing, analyzing, negotiating and executing the Data Management acquisition.

Presentation of Financial Information

Presentation of Separate Predecessor and Successor Periods.    The Company was acquired by M & F Worldwide on December 15, 2005 from Honeywell — See ‘‘Clarke American Acquisition’’ below. Honeywell acquired the Company effective April 1, 2005 by purchasing all of the outstanding stock of the company that was then the Company’s indirect parent, Novar plc. — See ‘‘Acquisition by Honeywell and Reorganization of Assets under Common Control’’ below.

As a result of the changes in ownership, under GAAP, the Company is required to present separately its operating results for its two predecessors in the Company’s financial statements. The period during which the Company was owned by Honeywell (April 1, 2005 to December 14, 2005) is discussed below as ‘‘Predecessor (Honeywell).’’ The period prior to the Company’s acquisition by Honeywell (the three months ended March 31, 2005) are discussed below as ‘‘Predecessor (Novar).’’ The period subsequent to the Clarke American Acquisition is discussed below as ‘‘Successor.’’ Nevertheless, in the following discussion, the Successor’s results of operations in the year ended December 31, 2006 are compared to the combined results of operations from the Predecessor and Successor periods in the year ended December 31, 2005. Management believes this is the most informative way to present and discuss the Company’s results of operations.

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

The following financing transactions occurred in connection with the Clarke American Acquisition:

•	M & F Worldwide made a cash equity contribution to CA Investment of $202.5 million;

•	the Company borrowed $4.2 million under its previously outstanding revolving credit facility in connection with the Clarke American Acquisition;

•	the Company entered into a term loan facility with an aggregate principal amount at maturity of $440.0 million, receiving proceeds, net of a 0.5% original discount, of $437.8 million; and

•	the Company issued $175.0 million of 11.75% senior notes (‘‘Senior Notes’’) due 2013.

As a result of the higher leverage, interest expense is significantly higher in periods after the completion of the Clarke American Acquisition than in prior periods.

Acquisition by Honeywell and Reorganization of Assets under Common Control.    Effective April 1, 2005, the Company was acquired by Honeywell, when a subsidiary of Honeywell purchased all of the outstanding stock of Novar plc. Novar plc held a number of businesses, including the one the Company operates. Novar, which held the Company’s business, was a subsidiary of Novar plc. On May 4, 2005, Honeywell reorganized the business of Novar plc so that other businesses formerly held by Novar were transferred out of Novar, with the Company’s business remaining as the only one held by Novar. The financial statements for the period January 1 to March 31, 2005 and the period April 1 to December 14, 2005 that are presented and discussed in this annual report are those of Novar, giving effect to the acquisition by Honeywell and the subsequent reorganizations.

The Company’s predecessor (Novar) was not a separate, stand-alone company from Novar plc during the three months ended March 31, 2005 and our Predecessor (Honeywell) was not a separate, stand-alone company from Honeywell during the period from April 1, 2005 to December 14, 2005. The accompanying financial statements for those periods have been prepared as if the Company’s predecessors had existed as stand-alone companies for those periods and reflect balances that were directly attributable to the business the Company operates. However, certain amounts of the corporate expenses of the Company’s then parent companies that were incurred while the relevant predecessor was not a stand-alone company, including legal personnel, tax personnel, accounting personnel, risk management personnel, infrastructure and other costs, although not directly attributable to the Company’s business, have been allocated to the relevant predecessor company on a basis the Company, its predecessor and the relevant parent company believed to be a reasonable reflection of the benefits received. Nevertheless, the costs as allocated to the relevant predecessor are not necessarily indicative of the costs that the Company would have incurred if the relevant predecessor had performed these functions as a stand-alone entity. For this reason, the financial information for the three months ended March 31, 2005 and the period April 1 to December 14, 2005 does not necessarily reflect the Company’s financial position, results of operations, changes in stockholder’s equity and cash flows would have been if the relevant predecessor had been a separate, stand-alone entity during the periods presented.

In addition, as a result of the Company’s acquisition by Honeywell, the results of operations for the Predecessor (Honeywell) period from April 1, 2005 to December 14, 2005 reflect the allocation, in accordance with Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS No. 141’’), of the purchase price paid by Honeywell for the Company’s assets and the corresponding increase in the carrying value of those assets that resulted in higher depreciation and amortization expenses in the Predecessor (Honeywell) period as compared to the Predecessor (Novar) periods. See the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Impact of the Clarke American Acquisition.    In connection with the Clarke American Acquisition, the Company incurred significant indebtedness, including $175.0 million of Senior Notes, $440.0 million under its term loan facility and $4.2 million under its revolving credit facility. Therefore, the Company’s interest expense is significantly higher in periods after the completion of the Clarke American Acquisition than in prior periods. As of December 31, 2006, no amounts were drawn under the Company’s $40.0 million revolving credit facility except for the issuance of $5.4 million of letters of credit.

The Clarke American Acquisition has been accounted for as a purchase, in accordance with the provisions of SFAS No. 141, which has resulted in new valuations for the Company’s consolidated assets and liabilities based on fair values as of the date of the Clarke American Acquisition. The allocation of the purchase price in the Clarke American Acquisition has resulted in higher depreciation and amortization expense in the periods following the Clarke American Acquisition compared to the predecessor periods.

The Harland Acquisition

On May 1, 2007, M & F Worldwide consummated an agreement and plan of merger with Harland, pursuant to which a wholly owned subsidiary of M & F Worldwide merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company. The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland. Subsequent to the completion of the Harland Acquisition, Clarke American was renamed Harland Clarke Holdings on May 2, 2007.

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

The Harland Acquisition and related financing transactions has greatly increased the Company’s revenues, cost of revenues, selling, general and administrative expenses and interest expense. As a result of the application of purchase accounting under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations,’’ the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition, the Company is focused on improving operating margins by reducing selling general and administrative expenses, shared services costs and cost of sales.

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments – including checks, credit cards, debit cards and other electronic forms of payment – are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the U.S.

The financial institution outsourcing services industry is highly competitive and fragmented with quality and breadth of service offerings and strength of customer relationships among the key competitive factors. Within this category, Harland Clarke competes with large outsourcing service providers that offer a wide variety of services including those that compete with Harland Clarke’s primary offerings – specifically payment services, marketing services, and teleservices. There are also other competitors that specialize in providing one or more of these services.

The Harland Clarke segment’s operating results are also modestly impacted by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also impacts revenues through the number of new checking accounts being opened. To a lesser degree, business confidence impacts a portion of the Harland Clarke segment.

Harland Financial Solutions

Harland Financial Solutions’ operating results are impacted by the overall demand for our products, software and related service which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients.

The markets for our Harland Financial Solutions products are characterized by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The markets for providing technological solutions to financial institutions and other enterprises requires that we continually improve our existing products and create new products while at the same time controlling our costs to remain price competitive.

The market for providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several domestic and international companies. There are also other competitors that offer one or more specialized products or services that compete with Harland Financial Solutions. Some of our competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices or offer more favorable payment terms or more favorable contractual implementation terms.

Scantron

While the number of tests given annually in K-12 and higher education markets continue to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Scantron believes the change in demand is caused by the offering of new methods such as internet-based on-line, PDA, plain-paper scanners and other data collection technologies.

Data collection for non-testing applications such as surveys is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widely spread. Changes in educational funding can impact the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products.

Critical Accounting Policies and Estimates

The Company reviews its accounting policies on a regular basis. The Company makes estimates and judgments as part of its financial reporting that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, investments, intangible assets, pensions and other postretirement benefits, income taxes, contingencies and litigation, as well as other assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from the assumed outcomes. The Company believes the following critical accounting policies affect its more significant judgments and estimates.

Revenue Recognition   –   The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Harland Financial Solutions and Scantron segments. Revenue is recognized in accordance with the provisions of Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-9, ‘‘Software Revenue Recognition, with Respect to Certain Transactions,’’ and clarified by Staff Accounting Bulletin (‘‘SAB’’) 101, ‘‘Revenue Recognition in Financial Statements,’’ SAB 104, ‘‘Revenue Recognition,’’ and Emerging Issues Task Force (‘‘EITF’’) Issue 00-21 (‘‘EITF 00-21’’), ‘‘Revenue Arrangements with Multiple Deliverables.’’ The application of these pronouncements requires judgment, including amongst other things, whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (‘‘VSOE’’) of fair value exists for those elements. Customers receive certain elements of the Company’s products and services over time.

Changes to the elements in a software arrangement or in the Company’s ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue reflected in the financial statements.

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and services or ‘‘elements.’’ None of these elements are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended by SOP 98-9, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

Revenues for direct response marketing services are recognized from the Company’s fixed price direct mail and marketing contracts based on time and materials at relative fair value for specific projects.

Advertising   –   Advertising costs, which are recorded in selling, general and administrative expenses, consist primarily of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company. Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by Checks In The Mail, a division of the Company’s Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams. Unamortized balances are included in other current and non-current assets in the Company’s consolidated balance sheets.

Income Taxes – The Company estimates its actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for items that it believes could be challenged by these taxing authorities. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (‘‘FIN 48’’), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Long-Lived Assets   –   The Company assesses the impairment of property, plant and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of these assets or the strategy for the Company’s overall business; and

•	Significant negative industry or economic trends.

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

The Company measures impairment of its indefinite-lived intangible assets, which consist of certain tradenames and trademarks, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets at least annually to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management in determining the fair value of the Company’s reporting units and its indefinite lived intangible assets. There is inherent subjectivity involved in estimating future cash flows. These estimates are susceptible to change from period to period because management must make assumptions about future cash flows, profitability, terminal values and other items. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed above in ‘‘Long-Lived Assets.’’

Contingencies and Indemnification Agreements   –   The Company records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are ‘‘contingencies,’’ and the accounting for such events follows SFAS No. 5, ‘‘Accounting for Contingencies.’’

The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and outside experts, as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. See Item 3. Legal Proceedings; and Note 14 — Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Postretirement Benefits   –   As a result of the Harland Acquisition, the Company sponsors unfunded defined benefit postretirement plans that cover certain salaried and nonsalaried former Harland employees. One postretirement benefit plan provides health care benefits and the other provides life insurance benefits. The Company’s actuarial consultants use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected health care cost trend rate to estimate these factors.

The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, higher or lower healthcare inflation rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant difference with the amount of postretirement benefits expense and liability that the Company recorded.

Derivative Financial Instruments   –   The Company began using derivative financial instruments in 2006 to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities on the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

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

New Accounting Pronouncements

See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of recent accounting pronouncements on the Company’s financial condition and results of operations.

Off-Balance Sheet Arrangements

It has not been the Company’s practice to enter into off-balance sheet arrangements. In the normal course of business the Company periodically enters into agreements that incorporate general indemnification language. These indemnifications encompass such items as intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications, and the Company does not expect any material adverse claims in the future.

The Company is not engaged in any transactions, arrangements or other relationships with any unconsolidated entity or other third party that is reasonably likely to have a material effect on its consolidated results of operations, financial position or liquidity. In addition, the Company has not established any special purpose entity.

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

In the tables below, dollars are in millions.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The operating results for the years ended December 31, 2007 and 2006, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland and Peldec businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2007	2006
Consolidated Net Revenues:
Harland Clarke Segment	$1,104.5	$623.9
Harland Financial Solutions Segment	211.9	—
Scantron Segment	54.7	—
Eliminations	(1.2)	—
Total	$1,369.9	$623.9

Net revenues increased by $746.0 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $699.2 million of the increase.

Net revenues from the Harland Clarke segment increased by $480.6 million to $1,104.5 million in the 2007 period from $623.9 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $433.8 million of the increase. The remaining $46.8 million of the increase was primarily due to higher revenues per unit and an increase in revenues from a large client, partially offset by a decline in units.

Net revenues from the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.6 million, $10.2 million and $1.4 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Cost of Revenues:

	Year Ended December 31,
	2007	2006
Consolidated Cost of Revenues:
Harland Clarke Segment	$711.8	$388.4
Harland Financial Solutions Segment	93.5	—
Scantron Segment	29.7	—
Eliminations	(1.2)	—
Total	$833.8	$388.4

Cost of revenues increased by $445.4 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $424.8 million of the increase.

Cost of revenues for the Harland Clarke segment increased by $323.4 million to $711.8 million in the 2007 period from $388.4 million in the 2006 period, primarily as a result of the Harland Acquisition which accounted for $302.7 million of the increase. The remaining $20.7 million of the increase was primarily due to increased delivery expenses. Cost of revenues in the 2007 period includes $49.2 million of amortization expense for intangible assets compared to $27.0 million the prior year. The increase in amortization expense resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition. Cost of revenues in the 2007 period includes $1.4 million for a fair value adjustment to inventory recorded in the purchase price accounting for the Harland Acquisition, which will not recur.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 44.1% and 54.3%, respectively, in the 2007 period. Included in cost of revenues for Harland Financial Solutions and Scantron is amortization expense for intangible assets of $12.1 million and $5.0 million, respectively, recorded in connection with the Harland Acquisition. Cost of revenues in the 2007 period for the Scantron segment includes $3.0 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2007	2006
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$206.0	$145.2
Harland Financial Solutions Segment	96.2	—
Scantron Segment	18.0	—
Corporate	16.1	—
Total	$336.3	$145.2

Selling, general and administrative expenses increased by $191.1 million in the 2007 period as compared to the 2006 period, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $178.3 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $60.8 million to $206.0 million in the 2007 period from $145.2 million in the 2006 period, primarily as a result of the Harland Acquisition, which accounted for $47.9 million of the increase. The remaining $12.9 million of the increase was primarily due to $8.3 million of incremental incentive compensation expense resulting from improved performance of the business and $3.1 million of impairment adjustments to intangible assets (see Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 18.7% in the 2007 period as compared to 23.3% in the 2006 period.

Selling, general and administrative expenses were $96.2 million, $18.0 million and $16.1 million for the 2007 period for the Harland Financial Solutions, Scantron and Corporate segments, respectively, and relate to operations acquired in the Harland Acquisition.

Restructuring Costs

During the 2007 period, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $5.6 million of restructuring costs, net of adjustments, for the Harland Clarke segment in the 2007 period related primarily to this initiative, as well as a restructuring plan implemented prior to the Harland Acquisition, which combined resulted in the closure of two printing plants and a contact center, as well as costs to redefine sales territories and consolidate sales divisions. The Company also recorded $21.9 of restructuring costs in the purchase accounting for the Harland Acquisition (see Notes 3 and 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded $3.3 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure and other costs related to reductions in workforce.

Interest Income

Interest income was $6.0 million in the 2007 period mainly due to higher cash balances available for investments in cash equivalents in the 2007 period as compared to the 2006 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $165.9 million in the 2007 period as compared to $60.0 million in the 2006 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of the following related to the repayment of Harland Clarke Holdings debt: $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Harland Clarke Holdings prior credit facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the prior credit facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the prior credit facilities (see Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other Income (Expense), Net

Other income (expense), net was an expense of $0.5 million in the 2007 period as compared to a nominal amount in the 2006 period. These amounts primarily relate to non-recurring miscellaneous expenses and income.

(Benefit) Provision for Income Taxes

The Company’s effective tax rate was a benefit of 26.0% in 2007 and a provision of 27.8% in 2006. The change is primarily due to the effects of changes in 2006 in enacted state tax rates on deferred tax balances (10.8% or $2.9 million), partially offset by foreign losses in 2007 for which no benefits were recorded (7.4% or $1.5 million) and increases in 2007 state taxes and other (5.2% or $0.7 million).

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Net Revenues	$623.9	$618.4	$24.1	$439.9	$154.4

The 0.9% increase in revenues was mainly driven by an increase in revenues per unit, partially offset by a decline in units.

Cost of Revenues

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Cost of revenues	$388.4	$394.1	$17.4	$285.6	$91.1
Gross margin %	37.7%	36.3%	27.8%	35.1%	41.0%

Gross margin improved 1.4 percentage points in 2006 to 37.7%. The increase in gross margin percentage was primarily attributable to increased revenues per unit and cost reductions, partially offset by an increase in non-cash amortization expenses related to fair value adjustments to assets recorded as part of the acquisition by Honeywell on April 1, 2005 and the Clarke American Acquisition on December 15, 2005. Non-cash expenses related to fair value adjustments to assets as part of the acquisitions were $31.2 million and $30.7 million for the years ended December 31, 2006 and December 31, 2005, respectively.

Selling, General and Administrative Expenses

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Selling, general and administrative expenses	$145.2	$143.8	$6.0	$99.0	$38.8
% of revenues	23.3%	23.3%	24.9%	22.5%	25.1%

Selling, general and administrative expenses, as a percentage of revenues, remained flat at 23.3%. Selling, general and administrative expenses as a percentage of revenues primarily benefited from a $3.4 million reduction in stock option compensation related to a plan that was terminated in 2005 and other cost reductions. Offsetting the reductions to selling, general and administrative expenses were a $1.9 million increase in bonus expense related to improved performance of the business, and approximately $2.5 million of incremental accounting, legal and risk management costs resulting from our becoming a stand-alone company, subject to Exchange Act reporting requirements, after the Clarke American Acquisition.

Restructuring Costs

For the year ended December 31, 2006, restructuring expenses totaled $3.3 million, as the result of a reduction in force at the corporate office and the closures of two production facilities compared to $2.2 million of restructuring expense incurred during 2005.

Interest Expense, net

	Successor	Combined	Successor	Predecessor (Honeywell)	Predecessor (Novar)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from December 15, 2005 to December 31, 2005	Period from April 1, 2005 to December 14, 2005	Three Months Ended March 31, 2005
Interest expense, net	$60.0	$10.8	$2.8	$2.4	$5.6

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

Provision (Benefit) for Federal and State Income Taxes

The Company’s effective tax rate was a provision of 27.8% in 2006 and 39.7% in 2005. During this period, the effective tax rate decreased 11.9 percentage points. The majority of this decrease is due to the effects of changes in 2006 in enacted state tax rates on deferred tax balances (10.8% or $2.9 million). The remaining 1.1% of this decrease is attributable to a reduction of $1.0 million in state income tax expense and $1.1 million in the accruals for tax reserves recorded during the year ended December 31, 2005. These additional accruals for tax reserves in 2005 were made based upon periodic reviews of potential tax liabilities. As part of the Clarke American Acquisition, Honeywell agreed to provide us indemnification for liabilities on tax positions that relate to pre-Clarke American Acquisition periods.

Transactions with Affiliates

In accordance with SEC Staff Accounting Bulletin 79, ‘‘Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),’’ the Company expensed $2.1 million during 2007 for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and accrued expenses. Such expenses during 2006 were not significant.

During 2007 and 2006, the Company paid a cash dividend in the amount of $1.8 million and $1.5 million, respectively, to M & F Worldwide to cover certain public company related expenses.

M & F Worldwide paid $10.0 million in June 2007 to MacAndrews & Forbes Holdings Inc. for its service in sourcing, analyzing, negotiating and executing the Harland Acquisition. The Company reimbursed M & F Worldwide for that payment during the third quarter of 2007. As discussed in Note 3 to the consolidated financial statements, the Company has included this fee in the purchase price for the Harland Acquisition. The Company paid $3.0 million to M & F Worldwide during 2007 to reimburse it for professional fees paid by M & F Worldwide relating to the Harland Acquisition.

Since December 15, 2005, the Company participates in MacAndrews & Forbes Holdings Inc.’s directors and officer’s insurance program, which covers the Company as well as MacAndrews & Forbes Holdings Inc. and its subsidiaries. MacAndrews & Forbes Holdings Inc. directly and indirectly beneficially owned, as of December 31, 2007, approximately 39.4% of outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings Inc. for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2007 and 2006, the Company recorded prepaid expenses of $0.4 million and $1.2 million, respectively, relating to the directors and officers insurance program in the accompanying consolidating balance sheet. The Company paid $0.4 million to MacAndrews & Forbes Holdings Inc. in 2007 under the insurance program. No payments to MacAndrews & Forbes Holdings Inc. were made in 2006 under the insurance program.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities for the year ended December 31, 2007 was $210.0 million as compared to $79.2 million during the year ended December 31, 2006. The increase in net cash provided by operating activities of $130.8 million was due to an increase in cash flow from operations, primarily from the Harland Acquisition and a larger net cash inflow from changes in working capital in the 2007 period as compared to the 2006 period.

The Company’s net cash used in investing activities was $1,476.5 million for year ended December 31, 2007 as compared to $15.7 million for the year ended December 31, 2006. The increase in cash used in investing activities was primarily due to the Harland Acquisition.

The Company’s net cash provided by financing activities was $1,475.7 million for the year ended December 31, 2007 as compared to net cash used in financing activities of $39.2 million during the year ended December 31, 2006. The financing activities during the year ended December 31, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American Corp. credit agreements and pay related fees and expenses. The financing activities during the year ended December 31, 2006 were primarily scheduled repayments of credit agreements and other borrowings and the funding of the net change in cash overdrafts.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2007, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Revolving credit facilities(1)(7)	$—	$—	$—	$—	$—
Senior secured term loans(2)(7)	1,791.0	18.0	36.0	36.0	1,701.0
Senior notes(3)(7)	615.0	—	—	—	615.0
Interest on long-term debt(4)(7)	1,286.0	193.2	380.6	375.6	336.6
Capital lease obligations and other indebtedness	4.1	2.2	1.9	—	—
Operating lease obligations	107.5	24.6	40.4	25.6	16.9
Raw material purchase obligations	10.8	10.8	—	—	—
Other long-term liabilities	13.3	1.1	3.1	1.7	7.4
Contract acquisition payments(5)	98.5	41.0	48.6	8.9	—
Other purchase obligations(6)	62.8	29.7	30.9	1.0	1.2
Postretirement benefits payments	9.2	0.9	1.8	1.8	4.7
Acquisition-related liabilities(8)	2.9	2.9	—	—	—
Total	$4,001.1	$324.4	$543.3	$450.6	$2,682.8

(1)	Consists of our $100.0 million revolving credit facility, which will mature on June 28, 2013. See Note 11 to the accompanying consolidated financial statements.
(2)	$1,800.0 million senior secured term loan, which will mature on June 30, 2014. The Company is required to make scheduled payments of principal in the amount of $18.0 million per year in equal quarterly installments. See Note 11 to the accompanying consolidated financial statements.
(3)	The senior notes will mature in 2015 and include $310.0 million of fixed rate notes and $305.0 million of floating rate notes. See Note 11 to the accompanying consolidated financial statements.
(4)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2007 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the revolving credit facility remains at zero, as they were on December 31, 2007, and all mandatory payments are made.
(5)	Represents unpaid amounts under existing client contracts.
(6)	Purchase obligations include amounts due under contracts with third party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies.

These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.
(7)	The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See Note 11 to the accompanying consolidated financial statements. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.
(8)	Represents amounts to be paid to certain former Harland executives under employment contracts.

At December 31, 2007, the Company had a net deferred tax liability of $452.3 million. Deferred income tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. At December 31, 2007, the Company had unrecognized tax benefits of $19.3 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table. The Company expects to contribute $1.0 million to its defined benefit postretirement plans in 2008.

The Company’s Credit Agreement

Concurrent with the completion of the Harland Acquisition, Harland Clarke Holdings, as borrower, entered into senior secured credit facilities, which provided for a revolving credit facility of $100.0 million maturing on June 28, 2013 and a $1,800.0 million term loan maturing on June 30, 2014. Portions of the Harland Clarke Holdings revolving credit facility are available for the issuance of letters of credit and swing line loans.

All obligations under the credit facilities are guaranteed by Harland Clarke Holdings’ direct parent and by each of Harland Clarke Holdings’ direct and indirect present domestic subsidiaries and future wholly-owned domestic subsidiaries. The credit facilities are secured by a perfected first priority security interest in substantially all of Harland Clarke Holdings’ and the guarantors’ assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property.

The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of Harland Clarke Holdings’ excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. The balance of the term loan facility is due in full in 2014.
Loans under the credit facilities bear, at Harland Clarke Holdings’ option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

The credit facilities have a commitment fee for the unused portion of the revolver and for issued letters of credit of 0.50% and 2.88%, respectively. Interest rate margins and commitment fees under the revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratio.

The credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The credit facilities also require Harland Clarke Holdings to maintain a certain maximum consolidated secured leverage ratio for the benefit of lenders under the revolver only.

As of December 31, 2007, $1,791.0 million principal amount was outstanding under the term loan facility. As of December 31, 2007, no amounts were drawn under Harland Clarke Holdings’ $100.0 million revolving credit facility, and Harland Clarke Holdings had $84.2 million available for borrowing (giving effect to the issuance of $15.8 million of letters of credit).

During June and August of 2007, the Company entered into interest derivative transactions in the form of two- and three-year interest rate swaps with notional amounts totaling $760.0 million, which swap the underlying variable rate for fixed rates ranging from 4.997% to 5.362%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company’s risk on a portion of its variable rate term loan and comply with the terms of the credit facilities.

The Company’s Senior Notes

Concurrent with the completion of the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the senior secured credit facilities. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of Harland Clarke Holdings’ subsidiaries, all of which are 100% owned by Harland Clarke Holdings.

Impact of Inflation

The Company presents its results of operations and financial condition based upon historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes that, for the three most recent fiscal years, the effects of inflation, if any, on its results of operations and financial condition have been minor.

Liquidity Assessment

In addition to the Company’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2007 and 2006, the Company incurred $25.5 million and $14.7 million of capital expenditures and $0.4 million and $1.0 million of capitalized interest, respectively. Capital expenditures for the year ended December 31, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Contract Acquisition Payments. During the years ended December 31, 2007 and 2006, the Company made $15.6 million and $15.7 million of contract acquisition payments to its clients, respectively. Payments for the year ended December 31, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Harland Acquisition. During the years ended December 31, 2007 and 2006, the Company made $16.4 million and $4.0 million of payments for restructuring, respectively. Payments for the year ended December 31, 2007 include those relating to the acquired Harland operations since May 1, 2007, the date of the Harland Acquisition.

The Company anticipates that its future capital expenditures and contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American Corp. and Harland. The Company expects that payments related to restructuring programs will increase in the next twelve months to support the achievement of planned cost savings including actions related to the acquisition of Data Management I LLC that was consummated in February 2008. The Company used available cash to fund the $225.0 million purchase price for Data Management I LLC and related fees and expenses.

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. As of December 31, 2007, the Company had $84.2 million of additional availability under its revolving credit facility (after giving effect to the issuance of $15.8 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2007, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

The following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland into our business and manage future acquisitions, including the Data Management acquisition;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions and reductions in information technology budgets;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At December 31, 2007, the Company had $1,791.0 million of term loans outstanding under its credit agreement, $15.8 million of letters of credit outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of December 31, 2007 would have resulted in an increase or decrease in its annual interest expense of approximately $10.8 million.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps with notional amounts totaling $910.0 million as further described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These derivatives swap the underlying variable rates for fixed rates ranging from 4.992% to 5.362%.

As of December 31, 2007, the Company’s net foreign currency market exposures were $17.7 million. This is the value of the equity of the investments in the foreign subsidiaries in Ireland, Canada and Israel. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $2.0 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $1.6 million decrease in the related assets or liabilities.

Item 8.    Financial Statements and Supplementary Data

See the financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).    Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d−(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. There were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers as of December 31, 2007:

Name	Age	Position
Charles T. Dawson	58	President and Chief Executive Officer of Harland Clarke Holdings Corp. and President and Chief Executive Officer of Harland Clarke; Director
Peter A. Fera, Jr	39	Executive Vice President and Chief Financial Officer
Jeffrey D. Heggedahl	43	President and Chief Executive Officer of Scantron, Director
John E. O’Malley	51	President and Chief Executive Officer of Harland Financial Solutions, Director
Paul G. Savas	44	Director
Barry F. Schwartz	58	Director

Charles T. Dawson was appointed President and Chief Executive Officer of Harland Clarke Holdings Corp. on September 27, 2007 and President and Chief Executive Officer of Harland Clarke on May 1, 2007 and was elected as a director at that time. Mr. Dawson has over 30 years of experience in the security printing industry. Mr. Dawson previously served as President and Chief Executive Officer of Clarke American from April 2005 to May 2007. Mr. Dawson was the Chief Executive Officer for Rocky Mountain Bank Note before joining Clarke American in 1992. His previous roles at Clarke American were Executive Vice President/General Manager of Partnership Development from February 2003 to April 2005 and Senior Vice President/General Manager of the National Account/Securities/Business Development divisions from July 2000 to February 2003. Mr. Dawson holds a BA in Marketing and an MBA from Lamar University. Mr. Dawson is also a director of M & F Worldwide Corp., which is required to file reports under the Securities Exchange Act of 1934.

Peter A. Fera, Jr. was appointed Executive Vice President and Chief Financial Officer of Harland Clarke Holdings Corp. on September 27, 2007. Currently, Mr. Fera also serves as Executive Vice President and Chief Financial Officer of Harland Clarke since May 1, 2007 and Senior Vice President and Chief Financial Officer of Clarke American since April 2005. Previously, Mr. Fera had been with Honeywell for seven years and held a variety of leadership positions in finance and marketing. Most recently he served as Chief Financial Officer for the Aircraft Landing Systems business of Honeywell from October 2003 to April 2005 in South Bend, Indiana. At Honeywell, he also served as Director of Finance — Business Analysis and Planning from February 2002 to October 2003 and Global Marketing Manager from October 2000 to February 2002. Earlier in his career he held operational and engineering roles at General Electric. A graduate of the University of Pennsylvania with a bachelor’s degree in mechanical engineering, Mr. Fera also earned a master’s degree in mechanical engineering from the Massachusetts Institute of Technology and an MBA in management from MIT’s Sloan School of Management.

Jeffrey D. Heggedahl has served as the President and Chief Executive Officer of Scantron since May 1, 2007 and has also served as one of our directors since that time. Mr. Heggedahl was previously President of Harland Printed Products since 2005, prior to which time he served as Executive Vice President of Harland Printed Products since 2002. Prior to 2002, Mr. Heggedahl served as Vice President and General Manager of Harland Analytical Services. Mr. Heggedahl joined Harland in 1987.

John E. O’Malley has served as the President of Harland Financial Solutions, Inc. since August 2000 and also as its Chief Executive Officer since May 1, 2007. He has served as one of our directors since May 1, 2007. He has 30 years of experience in technology related businesses and over 20 years of experience in the financial industry. Prior to serving as President of Harland Financial Solutions, Mr. O’Malley held President and Chief Executive Officer positions at Fiserv, Hogan

Systems (now part of Computer Sciences Corp.), MPCT Capital Markets and Systeme Corporation. Mr. O’Malley has also served on the advisory board of Stanford University and is a graduate of New York University with a bachelor’s degree in computer science.

Paul G. Savas has been one of our directors since May 1, 2007 and served as our Executive Vice President and Chief Financial Officer from May 1, 2007 to September 27, 2007. Mr. Savas has been Executive Vice President and Chief Financial Officer of M & F Worldwide since May 2006 and previously served as the Senior Vice President of Finance of M & F Worldwide since 2002. He has been Executive Vice President and Chief Financial Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since May 2007, and previously served as Executive Vice President – Finance from April 2006 until May 2007 and was Senior Vice President – Finance of MacAndrews & Forbes Holdings Inc. and various affiliates from 2002 until April 2006. Mr. Savas joined MacAndrews & Forbes Holdings Inc. in 1994 as Director of Corporate Finance and was appointed Vice President – Finance in 1998. Mr. Savas is also a director of SIGA Technologies Inc., which is required to file reports under the Securities Exchange Act of 1934.

Barry F. Schwartz has been one of our directors since the Clarke American acquisition by M & F Worldwide in 2005 and served as our President and Chief Executive Officer from May 1, 2007 to September 27, 2007. Mr. Schwartz has been President and Chief Executive Officer of M & F Worldwide since September 2007 and prior to that time he served as Executive Vice President and General Counsel of M & F Worldwide since 1996. Mr. Schwartz has been Executive Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc and various affiliates since October 2007 and has been Executive Vice President and General Counsel of MacAndrews & Forbes Holdings Inc. and various affiliates since 1993 and was Senior Vice President of MacAndrews & Forbes Holdings Inc. and various affiliates from 1989 to 1993. Mr. Schwartz is also a director of the following organizations which are required to file reports under the Securities Exchange Act of 1934: Scientific Games Corporation, Revlon Consumer Products Corporation, Allied Security Holdings LLC, Revlon Inc. and M & F Worldwide.

Code of Ethics

Although we do not have a code of ethics, as a wholly owned subsidiary of M & F Worldwide, each of our principal executive officer, principal financial officer and principal accounting officer is subject to M & F Worldwide’s Code of Business Conduct and Ethics. The Code is available on M & F Worldwide’s website at www.mandfworldwide.com.

Board of Directors

Our board of directors is composed of five individuals. These members are Charles T. Dawson, Jeffrey D. Heggedahl, John E. O’Malley, Paul G. Savas and Barry F. Schwartz. The exact number of members of our board is to be determined from time to time by resolution of a majority of our full board of directors.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Background.    We completed a significant business acquisition in 2007, the Harland Acquisition, which provides context for our 2007 pay philosophy and practices.

Organizational Structure.    After we completed the Harland Acquisition, we changed our name on May 2, 2007 to ‘‘Harland Clarke Holdings Corp.’’ and reorganized our business and corporate structure along the following three business segments: Harland Clarke (which consists of the combined check and related products business of Clarke American and Harland), Harland Financial Solutions and Scantron. We refer to this reorganization as the ‘‘Post-Acquisition Corporate Reorganization.’’ In connection with the Post-Acquisition Corporate Reorganization, we appointed Barry F. Schwartz as our President and Chief Executive Officer, Paul G. Savas as our Executive Vice President and Chief Financial Officer, Charles T. Dawson as the President and Chief Executive Officer of Harland Clarke (as defined in Mr. Dawson’s then-current employment agreement), John O’Malley as the President and Chief Executive Officer of Harland Financial Solutions and Jeffrey D. Heggedahl as the President and Chief Executive Officer of Scantron. On September 27, 2007, we appointed Messrs. Dawson and Fera as our President and Chief Executive Officer and our Chief Financial Officer, respectively, replacing Messrs. Schwartz and Savas in these positions.

The M & F Worldwide Compensation Committee serves as our Compensation Committee.

The Compensation Committee and management of M & F Worldwide supervised the design and drafting of each of the long term incentive compensation plans for each named executive officer (‘‘NEO’’) for 2007 and beyond. With the assistance of Mercer Consulting, a compensation consultant, the Compensation Committee designed and approved the pay of our current CEO, Mr. Dawson, and worked with him to determine the compensation of Messrs. Fera and Westfall. The compensation of Messrs. Heggedahl and O’Malley was determined by M & F Worldwide management, together with the Compensation Committee and Mercer. The Compensation Committee makes the final determination of each element of compensation for each of the NEOs, including base salary, annual bonus level, and long term incentive compensation awards.

Additionally, the CEO of each of our business segments determines the compensation of the senior executives reporting directly to him by using information from external parties such as Mercer and the counsel of Human Resource leaders with specialized expertise in compensation matters. Generally, business segments establish compensation levels near the midpoint of the market and adjust for performance and experience, as appropriate. While the Company subscribes to compensation surveys provided by Mercer, it does not conduct any formal compensation benchmarking.

Named Executive Officers

Our 2007 NEOs are:

•	Mr. Charles T. Dawson, President and CEO of Clarke American Corp. from January 1, 2007 to May 1, 2007, of Harland Clarke from May 2, 2007, and of the Company from September 27, 2007;

•	Mr. Barry F. Schwartz, President and CEO of the Company from May 2, 2007 through September 26, 2007;

•	Mr. Peter A. Fera, Jr., CFO of Clarke American Corp. from January 1, 2007 to May 1, 2007, of Harland Clarke from May 2, 2007, and of the Company from September 27, 2007;

•	Mr. Paul G. Savas, CFO of the Company from May 2, 2007 through September 26, 2007;

•	Mr. Alan R. Westfall, COO of Clarke American Corp. from January 1, 2007 to May 1, 2007, and of Harland Clarke from May 2, 2007;

•	Mr. Jeffrey Heggedahl, President and CEO of Scantron beginning May 2, 2007; and

•	Mr. John O’Malley, President of Harland Financial Solutions throughout 2007 and President and CEO of Harland Financial Solutions beginning May 2, 2007.

Compensation Philosophy

The objectives of the Company’s compensation programs are to enable the Company to attract, retain, and motivate key talent and to reward achievement of short term and long term strategic business objectives and financial goals.

The material principles underlying the Company’s executive compensation policies and decisions include recognizing that quality talent is attracted and retained with quality pay packages and that our executives recognize through their pay structure that their personal success with us is subject to and conditioned on the success of our business segments. We set pay in a way we think best drives our executives to push the growth of our three principal business segments.

We use cash compensation, not equity compensation. We find a cash compensation system is easy to understand. It avoids the need to deal with cumbersome rules companies must follow when granting equity, and avoids shareholder dilution. We pay at a level that we believe makes up for the absence of equity.

The Compensation Committee (1) ensures that the compensation structure supports the Company’s business strategy and financial objectives, (2) evaluates each NEO’s performance in light of Company goals, (3) evaluates the recommended compensation plans for the Company’s executive officers other than the NEOs, (4) establishes performance objectives for the bonus plans and (5) reviews and approves recommendations on all significant aspects of the Company’s executive pay and benefit programs.

Compensation can increase or decrease materially in the event of a change in scope of position responsibilities, in light of individual and/or Company performance, and in response to business need. We generally do not take one element of pay into account when setting another pay element for the same executive, but we have designed target total compensation opportunities to be competitive. We do calculate target bonus as a percentage of base pay as we explain below. We view base plus bonus as an executive’s core pay, and we deliberately set the mix of base and bonus based on the responsibility the executive has for our financial performance.

Compensation Elements

Overview of Compensation Components

Our executive compensation program includes the following elements:

Pay Element	What the Pay Element Rewards		Purpose of the Pay Element
Base Salary	•	Recognized leadership skills	•	Provides base level of monthly income not subject to performance risk
	•	Experience and expertise in the position	•	Makes overall pay package more competitive
	•	Demonstrated prior achievement of Company and personal goals
Annual Executive Bonus Plan	•	Executive’s contributions towards our achievement of annual adjusted EBITDA target	•	Focuses executive on achievement of annual goal most important to the Company and investors
	•	Recognizes executive’s direct responsibility for our annual adjusted EBITDA achievements	•	Exposes executive to risk of not receiving pay or receiving diminished pay if Company underperforms
	•	Gives executive direct motivation to help Company achieve annual performance targets with significant upside for achieving exceptional results
Long-Term Incentive Compensation Plan	•	Achievement of sustained growth	•	Keeps executive focused on long term growth of the Company
	•	Achievement of cumulative performance targets over a 3-year period	•	Keeps executive personally invested in the implementation of the Company’s long term growth plan
401(k) and Deferred Compensation Plan	•	Long-term service with the Company	•	Helps executive prepare for retirement
	•	Makes overall pay package more competitive
	•	Provides retention incentive
Additional Benefits and Perquisites	•	Continued service with the Company	•	Makes overall pay package more competitive
	•	Payments in-kind may foster added Company loyalty in a way added cash pay does not
Termination Benefits	•	Continued service in circumstances under which executive’s job is at risk	•	Keeps executive focused on job and performance in best interest of Company even if executive works himself or herself out of a job

Role Of Executive Officers In Compensation Process

Mr. Schwartz and Mr. Dawson recommend business performance targets and objectives to the Compensation Committee in their roles as Chief Executive Officer. The Compensation Committee evaluates the performances of and recommends compensation for executive officers. Before September 27, 2007, Mr. Dawson did not participate with the Compensation Committee in recommending or setting pay for our other NEOs, other than Messrs. Fera and Westfall; however, we anticipate he will do so for all of our NEOs other than himself in 2008.

The Compensation Committee evaluates all the compensation policies and decisions for all senior executive officers. Targets are set consistent with annual budgets presented to and approved by the Compensation Committee. The Company has a strong history of achieving performance over and above target levels and is confident it can achieve its targets if its management team satisfies individual and collective performance objectives.

As a result of the Harland Acquisition and Post-Acquisition Corporate Reorganization, we increased base salaries and the base salary used for calculating bonus amounts for Mr. Dawson to $850,000, Mr. Westfall to $375,000 and Mr. Fera to $350,000. These increases were effective January 1, 2007 onwards and were made in light of the anticipated increased size of the new combined entity.

In connection with the Harland Acquisition, M & F Worldwide thought it was important to have strong and proven management in place at Harland Financial Solutions and Scantron in order to ensure that these business segments maintained their pre-Harland Acquisition operations and achievement capabilities. M & F Worldwide and Mr. Dawson were confident at the time of the Harland Acquisition that compensation in place for management of Harland Clarke was appropriate in light of the size of the new combined entity. In order to facilitate senior management retention for Harland Financial Solutions and Scantron and to properly encourage the continued performance and growth of those companies, M & F Worldwide negotiated compensation packages with each of Mr. O’Malley and Mr. Heggedahl (which the Compensation Committee approved), to reflect their increased responsibilities as President and Chief Executive Officer of Harland Financial Solutions and Scantron, respectively, which are two of our principal business segments. Mr. O’Malley had served as President of Harland Financial Solutions for a number of years prior to the Harland Acquisition. Mr. Heggedahl had previously been head of Harland’s Printed Products division and began to serve as Scantron’s President and Chief Executive Officer effective upon completion of the Harland Acquisition.

As part of Mr. O’Malley’s and Mr. Heggedahl’s new compensation packages, we increased their base salaries and bonus potentials, and awarded them the right to participate in the Harland Clarke Holdings LTIP, as defined and described below. We intend their participation in the Harland Clarke Holdings LTIP to replace the equity awards each had previously received under the prior Harland plan. Mr. O’Malley also received a retention bonus we paid when we completed the Harland Acquisition to motivate him to remain with Harland Financial Solutions under the new management of M & F Worldwide.

Mr. Heggedahl’s change in position from head of Harland Printed Products to President and Chief Executive Officer of Scantron triggered change in control termination payments under his previous employment agreement with Harland.

Effective January 1, 2008, Mr. Dawson’s base salary increased to $1,000,000, Mr. Westfall’s base salary increased to $500,000 and Mr. Fera’s base salary increased to $450,000. These changes reflect, among other things, the transition of Mr. Dawson from President and CEO of Harland Clarke to President and CEO of the Company, the transition of Mr. Fera from CFO of Harland Clarke to CFO of the Company and the increase in responsibilities of Mr. Westfall as COO of Harland Clarke Corp. as a result of those transitions. There were no changes to the base salary of Mr. Heggedahl or Mr. O’Malley for 2008.

Compensation Consultants and Benchmarking

The Compensation Committee retained Mercer as a compensation consultant. Mercer identified target total compensation for our NEOs and advised the Compensation Committee on changes to executive compensation during 2007 and 2008. Mercer used publicly available data from comparable companies with revenues of $1.0 billion to $2.5 billion when analyzing our executives’ pay programs. The Compensation Committee considered Mercer’s analysis when setting our executives’ pay.

Compensation of our Chief Executive Officer and our Chief Financial Officer

In connection with the Harland Acquisition, we appointed Barry F. Schwartz as our President and Chief Executive Officer and Paul G. Savas as our Executive Vice President and Chief Financial Officer. Messrs. Schwartz and Savas did not receive any compensation from us for their respective service in these roles. Effective September 27, 2007, Messrs. Dawson and Fera replaced Messrs. Schwartz and Savas as our Chief Executive Officer and Chief Financial Officer, respectively. As described below, M & F Worldwide pays MacAndrews & Forbes Inc., (‘‘MacAndrews & Forbes’’) a fee under the Second Amended and Restated Management Services Agreement for the services of executives including Messrs. Schwartz and Savas. Messrs. Schwartz and Savas are compensated by MacAndrews & Forbes, where Mr. Schwartz has served in various positions since 1989 and Mr. Savas has served in various positions since 1994.

Management Services Agreement

During 2007 and 2006, certain executive officers of M & F Worldwide, including Messrs. Schwartz and Savas, were executives of MacAndrews & Forbes. M & F Worldwide did not compensate such executive officers, but, in 2007 and 2006 M & F Worldwide paid to MacAndrews & Forbes $8.33 million, and $3.25 million, respectively, for the value of the services provided by such officers to M & F Worldwide pursuant to a management services agreement. Under the terms of this management services agreement, MacAndrews & Forbes provides the services of M & F Worldwide’s Chief Executive Officer, Chief Financial Officer and General Counsel, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services. On May 24, 2006, M & F Worldwide and MacAndrews & Forbes entered into the Amended Management Services Agreement to reflect the increased scope of the management services provided by MacAndrews & Forbes to M & F Worldwide and the increased size of M & F Worldwide after the acquisition of Clarke American. Under the Amended Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a pro rata portion of an annual fee of $5.0 million in respect of the period of 2007 prior to May 1, 2007.

On June 20, 2007, M & F Worldwide and MacAndrews & Forbes entered into the Second Amended and Restated Management Services Agreement to reflect the increased scope of the management services provided by MacAndrews & Forbes to M & F Worldwide and the increased size of M & F Worldwide after the Harland Acquisition. Under the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a pro rata portion of an annual fee of $10.0 million, paid quarterly, beginning as of May 1, 2007.

The Second Amended and Restated Management Services Agreement will terminate on December 31, 2008, subject to automatic one-year renewal periods unless either party gives the other party written notice at least 90 days prior to the end of the initial term or a subsequent renewal period. The Second Amended and Restated Management Services Agreement will also terminate in the event that MacAndrews & Forbes Inc. or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of M & F Worldwide. The Second Amended and Restated Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes Inc. and its affiliates and personnel.

Elements of Compensation

Base pay    We determine an NEO’s base pay by evaluating the NEO’s individual leadership competencies, achievement of personal goals in support of the Company objectives and position-critical skills. Management of M & F Worldwide conducts this evaluation and discusses it with the NEO. Management of M & F Worldwide recommends a pay level to the Compensation Committee, and may supply the Compensation Committee with an analysis provided by Mercer, if a recommended change in pay is significant. The Compensation Committee then decides the base pay level.

We increased NEOs’ salaries in 2007 for two general reasons: we wanted to recognize the individuals’ development and achievements in their positions, and we believed the expansion of the Company’s business segments following the Harland Acquisition and Post-Acquisition Corporate Reorganization increased the NEOs’ responsibilities.

In connection with the Harland Acquisition and Post-Acquisition Corporate Reorganization, we entered into new employment agreements with Messrs. Dawson, Heggedahl and O’Malley. We established new targeted compensation for each of these three executive officers to reflect their responsibilities as heads of our business segments. In March 2007, the Compensation Committee reviewed an analysis prepared by Mercer which included market comparisons of U.S. companies of comparable sizes within the printing, direct mail and telemarketing industries with revenues of $1.0 billion to $2.5 billion.

We feel that a substantial portion of an executive’s core pay (base and bonus) should be subject to the risk of not being paid if that executive is at least partially responsible for our financial performance. Executives who shoulder less direct responsibility for our performance do not have half of their core pay subject to risk. The analysis of how much direct responsibility our executives have for our performance targets determines how much of the executive’s core pay should be at risk.

The annual executive bonus plan    Bonus is tied directly to the Company’s performance. 2007 was a transition year for our NEOs’ annual bonuses because of the Harland Acquisition and Post-Acquisition Corporate Reorganization. We wanted our 2007 annual bonus program to properly reward our NEOs for their performances before the Harland Acquisition, while accounting for the fundamental change in our performance goals for those employed by the Company prior to the Harland Acquisition. Both before and after the Harland Acquisition and Post-Acquisition Corporate Reorganization, each NEO’s bonus targets were set based on adjusted EBITDA for the principal business segment for which the NEO is responsible. The definition of adjusted EBITDA varies slightly for each of our business segments, reflecting the appropriate adjustments we make to that business’s costs, earnings and revenue.

Dawson, Fera and Westfall	Messrs. Dawson, Fera and Westfall each earned a bonus for 2007 as follows: (a) with respect to the period from January 1, 2007 through April 30, 2007, each executive received what he would have received under the Clarke American senior management bonus plan for such period if that plan had terminated at April 30, 2007, and (b) for the remaining portion of fiscal year 2007 from and after May 1, 2007 each executive earned his bonus under the new Harland Clarke Holdings Corp. bonus plan, and which applies only with respect to Harland Clarke (as set forth in each executive’s employment agreement).

O’Malley and Heggedahl	Mr. O’Malley and Mr. Heggedahl earned bonuses for 2007 as follows: (a) with respect to the period from January 1, 2007 through April 30, 2007, they each received the bonus they would have received under the Harland Senior Management Incentive Plan for such period had such plan terminated at April 30, 2007, and (b) for the remaining portion of fiscal year 2007 from and after May 1, 2007 they earned bonuses under the new Harland Clarke Holdings Corp. bonus plan, which apply only with respect to each executive’s individual business segment within the Company.

Mr. O’Malley’s cash award under the legacy Harland 2007 Long Term Incentive Plan of $360,900 remains payable. $90,225, which is 25% of the award, will be paid on April 25, 2008 and an additional $90,225 will be paid on each of the 3 anniversaries thereafter, subject to Mr. O’Malley’s continued employment on each of the payout dates.

Mr. Heggedahl received a change in control termination payment in the amount of $1,079,568, and his award under the Harland 2007 Long Term Incentive Plan of $421,050 remains payable. $105,262, which is 25% of the award, will be paid on April 25, 2008 and an additional $105,263 will be paid on each of the 3 anniversaries thereafter, subject to Mr. Heggedahl’s continued employment on each of the payout dates.

We base the bonus plan on achievement of the annual adjusted EBITDA target (90-125.1% for Mr. Heggedahl, 90-150.1% for Mr. O’Malley and 90-145.1% for Messrs. Dawson, Fera and Westfall). The amount of bonus opportunity is tied to a percentage of salary increasing incrementally as performance against goal increases incrementally. If at least 90% of target is not achieved, then no bonus will be paid. The bonuses were designed to be compliant with the performance-based exception of Section 162(m) of the Internal Revenue Code (the ‘‘Code’’). The Compensation Committee established the bonus plans and certified the results. The 2008 bonus plans will reflect the same target percentages as 2007 for Messrs. Heggedahl and O’Malley. Messrs. Dawson, Fera, Westfall, Heggedahl and O’Malley each earned an executive bonus from the Company during 2007 which is payable on or before March 14, 2008.

Why We Use EBITDA As a Performance Measure

Adjusted EBITDA is a non-GAAP measure representing EBITDA (net income before interest and expense, income taxes, depreciation and amortization) adjusted to reflect the impact of a number of items the Company does not consider indicative of its ongoing performance such as restructuring costs, certain non-operational items, stock-based compensation, group management fees, certain stand-alone costs, and other non-cash adjustments. In certain instances, EBITDA targets are also adjusted slightly depending on the specific business segment. In addition, a measure that is very similar to adjusted EBITDA is used to measure covenant compliance under the Company’s debt agreements, and securities analysts often use adjusted EBITDA (or similar measures) to evaluate the performance of the Company. The Company believes adjusted EBITDA is the best measure of its performance for the foregoing reasons and also because it excludes acquisition-related expenses.

The 2005 M&F Worldwide Long Term Incentive Compensation Plan (‘‘LTIP’’) is tied to multiyear Company performance. The LTIP was a cash-based plan with a three-year performance cycle, which was scheduled to end in December 2008. We set an LTIP bonus pool equal to 20% of our consolidated adjusted EBITDA achieved in excess of the target adjusted EBITDA. We deliberately set the bonus pool as a fraction of our adjusted EBITDA in order to correlate our earnings with their earnings. The participating executives’ ultimate payout at the end of the third year will be based on the three-year overall performance. The Compensation Committee determined individual participation in the LTIP. The amount an individual executive shares in the bonus pool is set forth in the individual’s LTIP award agreement. The LTIP payments could have decreased materially or resulted in zero if Company adjusted EBITDA targets were not achieved as set forth in the plan documents. In connection with the Harland Acquisition and Post-Acquisition Corporate Reorganization, the Company terminated the LTIP effective December 31, 2007. Messrs. Dawson, Fera and Westfall earned $4,502,974, $900,594 and $1,891,250, respectively, for the completed partial performance period. The Company has established a new 2008 Harland Clarke Holdings Corp. Long Term Incentive Compensation Plan (the ‘‘Harland Clarke LTIP’’) for senior management for 2008 through 2010, as described below. While the Company expects the targets under the Harland Clarke LTIP to be met, the Company is not certain it will achieve or exceed the targets. Messrs. Dawson, Fera, Westfall participated in the LTIP during 2007. Messrs. Heggedahl and O’Malley did not participate in the LTIP during 2007. All of the NEOs will participate in the new Harland Clarke LTIP, as described below, in 2008.

The 2008 M & F Worldwide Long Term Incentive Compensation Plan    The circumstances of the Company changed dramatically from the time the LTIP was established in connection with the acquisition of Clarke American by M & F Worldwide in 2005. In light of the increased size of the Company, we consider the best approach going forward is to (a) establish targets within 90 days of the beginning of each year the plan is in effect which demonstrate significant growth and benefit to shareholders, and (b) compensate executives only if those targets are achieved on a cumulative basis over a three year period, thus providing a clear indication of sustained growth. We established the M & F Worldwide LTIP to reflect this new approach.

The M & F Worldwide LTIP is a three year plan, effective January 1, 2008, covering fiscal years 2008, 2009 and 2010, and is subject to approval of the stockholders of M & F Worldwide at its 2008 stockholders meeting. All pay-outs to the executives will be made at the end of the three year cycle. If the executive is terminated without cause, he or she would receive a pro rata payment in respect of the time elapsed, presuming targets had been achieved, and the payments, if any, would be paid out at the end of the three year cycle. No payouts will be made if actual three year results are below 90% of the cumulative adjusted EBITDA targets. If results are between 90% and 100% of cumulative adjusted EBITDA target, the M & F Worldwide LTIP will pay out a ratable amount between 50% and 100%. The M & F Worldwide LTIP participants will also share in 5% of cumulative three year excess over target, up to a maximum of 120% of cumulative adjusted EBITDA over target. Targets under the M & F Worldwide LTIP are bifurcated, granting awards based 50% on performance of the executive’s individual business segment and 50% on consolidated Company-wide results. This structure is necessary because there are now three separate and distinct business segments, each with their own challenges, risks and opportunities, but there remains the opportunity for the business segments to assist each other in their individual growth.

We are not disclosing the performance targets and actual performance measures for these goals because they represent confidential financial information that we do not disclose to the public, and we believe that disclosure of this information would cause us competitive harm because our direct competitors would know our historic financial budgets with respect to each of our business segments. In our industry segments, such information would give our competition a particular advantage over us because we are engaged in highly competitive industries which are very sensitive to pricing decisions, customer wins and losses, and most importantly customer perception. We would be at a significant disadvantage with respect to our customers if our competitors were able to compare themselves to us or draw inferences, particularly with respect to our pricing and profit margins, from our budgets and targets. We believe that these performance goals are difficult to achieve for the following reasons, among others: (i) the industries in which we are involved are mature industries which makes growth more challenging; and (ii) we are subject to both volatile customer wins and losses and customer bidding processes.

Post Employment Compensation    Payments to be made to executives in connection with termination without cause are in the form of severance and the temporary continuation of other benefits that are set forth in an individual’s employment agreement. We want our executives to always make business decisions that put the Company’s interests before their own. We encourage them to feel comfortable making difficult decisions for us which might not otherwise be in their own long-term best interests by offering severance which would generally replace the income they would have received for the following one to two years after their termination of employment if we terminate them without cause. Our severance elements are designed to offer this basic replacement.

We do not offer change in control protection, and we do not provide tax gross-ups if our NEOs are subject to the so-called ‘‘golden parachute excise tax’’, a special tax under section 4999 of the Code on unusually large payments (in comparison to historic compensation) made in connection with a change in control.

In the event of termination with cause, post employment compensation is forfeited.

Other benefits and perquisites are a minor part of executive compensation offered in order to provide a competitive total compensation and benefits package. Executive officers participate in benefit plans available to all employees and on the same terms as similarly situated employees, such as group medical insurance and participation in and matching through the Company sponsored 401(k) plan. Executive officers also receive benefits available to other officers such as a monthly car allowance, life insurance, annual physicals and a cell phone. Some executive officers are also provided private country club membership and tickets to sporting events. Mr. Dawson and no other NEO is provided a leased company car rather than a car allowance, and is permitted to travel first class.

Tax Considerations Relating to Executive Compensation

Section 162(m) of the Internal Revenue Code

The Compensation Committee’s general policy is that compensation should qualify to be tax deductible to the Company for federal income tax purposes. Under Section 162(m) of the Code, compensation paid to certain members of senior management in excess of $1 million per year is not deductible unless the compensation is ‘‘performance-based’’ as described in the regulations under Section 162(m) of the Code. Compensation is generally ‘‘performance-based’’ if it is determined using pre-established objective formulas and criteria approved by stockholders. The compensation awards under our annual bonus program, the LTIP and the Harland Clarke LTIP are designed to be tax deductible to us under the performance-based compensation exception to Section 162(m) of the Code.

Report of the Board Of Directors

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Submitted by:	Charles T. Dawson Jeffrey Heggedahl John O’Malley Paul G. Savas Barry F. Schwartz

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)		Non-Equity Incentive Plan Compensation ($)(iv)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($)(v)	All Other Compensation ($)(vi)	Total ($)
Charles T. Dawson President & Chief Executive Officer	2007	840,192	—		5,085,508	40	151,820	6,077,560
	2006	587,500	—		1,002,750	—	63,520	1,653,770
Barry F. Schwartz, Former President and Chief Executive Officer(i)	2007	—	—		—	—	—	—
	2006	—	—		—	—	—	—
Peter A. Fera, Jr. Executive Vice President & Chief Financial Officer	2007	348,077	—		1,115,738	5	47,228	1,511,048
	2006	292,308	—		322,450	—	142,000	756,758
Paul G. Savas, Former Chief Financial Officer(i)	2007	—	—		—	—	—	—
	2006	—	—		—	—	—	—
Alan R. Westfall Executive Vice President & Chief Operating Officerof Harland Clarke Corp.	2007	374,039	—		2,055,138	25	67,615	2,496,817
	2006	317,885	—		435,645	—	47,537	801,067
Jeffrey Heggedahl, President of Scantron	2007	326,384	1,079,568	(ii)	252,404	—	134,480	1,792,836
	2006	—	—		—	—	—	—
John O’Malley, President of Harland Financial Solutions	2007	489,148	300,000	(iii)	507,250	—	24,689	1,321,087
	2006	—	—		—	—	—	—

(i)	Messrs. Schwartz and Savas received no compensation directly or indirectly from the Company. They provided services to the Company under the terms of a Second Amended and Restated Management Services Agreement between M & F Worldwide and MacAndrews & Forbes. Pursuant to the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a fee of $2.5 million per calendar quarter, beginning as of May 1, 2007. For the period of 2007 prior to May 1, 2007, M & F Worldwide paid to MacAndrews & Forbes a pro rata portion of an annual fee of $5.0 million for the value of the services provided pursuant to the prior Amended Management Services Agreement, which includes the services of these executives. The total amount paid to MacAndrews & Forbes in 2007 pursuant to both the Second Amended and Restated Management Services Agreement and the prior Amended Management Services Agreement was $8.33 million. In addition, on June 20, 2007, M & F Worldwide paid to MacAndrews & Forbes a transaction bonus of $10.0 million in recognition of the services it provided to M & F Worldwide in connection with the Harland Acquisition.
(ii)	Mr. Heggedahl received a one-time post-Harland Acquisition payment equal to three times his base salary at the time of the Harland Acquisition which was paid in May 2007 pursuant to his previous employment agreement in effect with Harland.
(iii)	Mr. O’Malley received a one-time post-Harland Acquisition signing bonus.
(iv)	The compensation listed in this column for 2007 consists of amounts earned during 2007, and scheduled to be paid by March 14, 2008, under the following annual bonus plans: (a) the annual Clarke American Senior Management Bonus Plan with respect to Messrs. Dawson, Fera and Westfall for performance during the period from January 1, 2007 through April 30, 2007 and (b) the annual Harland Clarke Holdings Bonus Plan applicable to the remaining portion of fiscal year 2007 from and after May 1, 2007, for each NEO, as approved by the Compensation Committee, and which applies only with respect to each executive’s individual business unit within Harland Clarke Holdings. Additionally, Messrs. Heggedahl and O’Malley received $71,971 and $73,699 respectively under the legacy annual Harland Senior Management Incentive Plan for performance during the period from January 1, 2007 through April 30, 2007, and such amounts are not included in this table. This column also consists of amounts paid out in connection with the termination and cashing out of the LTIP. Please see the supplemental Non-Equity Incentive Plan Compensation Table below for further details. Messrs. Heggedahl and O’Malley each have cash awards under the legacy John H. Harland Company 2007 Long Term Incentive Plan of $421,050 and $360,900 respectively, which continue to remain outstanding in accordance with the terms of such awards. $105,262 and $90,225 will be paid to Messrs. Heggedahl and O’Malley respectively on April 25, 2008 and an additional

$105,262 and $90,225 will be paid respectively on each of the 3 anniversaries thereafter, subject to each executive’s continued employment on each of the payout dates.
The compensation listed in this column for 2006 consists of (i) the amounts paid under the annual Clarke American senior management bonus plan for performance in 2006; and (ii) amounts earned but not yet paid under the LTIP which were estimates based on 2006 performance only (any payment under the LTIP was to be based on three-year performance through 2008). Please see the supplemental Non-Equity Incentive Plan Compensation Table below for further details.

Non-Equity Incentive Plan Compensation Table

Name	Year	Annual Bonus Plans ($)	LTIP ($)
Charles T. Dawson	2007	901,034	4,184,474
	2006	684,250	318,500
Peter A. Fera, Jr.	2007	278,844	836,894
	2006	258,750	63,700
Alan R. Westfall	2007	297,658	1,757,480
	2006	301,875	133,770
Jeffrey Heggedahl	2007	252,404	—
	2006	—	—
John O’Malley	2007	507,250	—
	2006	—	—
(v)	This reflects above-market interest credited under our Benefits Equalization Plan (the ‘‘BEP’’). We determined the above-market interest credited by determining the difference between the interest on Benefits Equalization Plan accounts calculated using 6.0%, the rate actually used in the plan, as disclosed above, and 5.58%, which is 120% of the applicable federal long-term rate, with quarterly compounding, for January 2007, as prescribed under section 1274(d) of the Internal Revenue Code. Interest rates are provided annually by Mercer.
(vi)	All Other Compensation:

Name	Year	Car Allowance ($)(i)	Relocation Costs ($)(ii)	Country Club Fees ($)(iii)	Term Life Insurance Premiums ($)	Employer Contributions to 401(k) plan and Supplemental Excess Benefit Plan ($)(iv)	Tax Gross-Up ($)(v)	Other Compensation ($)(vi)	Total ($)
Charles T. Dawson	2007	17,126	—	4,822	2,163	119,767	7,942	—	151,820
	2006	15,843	—	3,880	2,162	33,783	7,852	—	63,520
Peter A. Fera, Jr.	2007	5,940	—	4,726	595	35,967	—	—	47,228
	2006	5,940	102,914	1,993	572	14,048	16,533	—	142,000
Alan R. Westfall	2007	8,340	—	5,687	1,618	51,595	99	276	67,615
	2006	8,340	—	6,305	1,385	19,483	—	12,024	47,537
Jeffrey Heggedahl	2007	—	128,447	—	785	—	5,248	—	134,480
	2006	—	—	—	—	—	—	—	—
John O’Malley	2007	—	—	6,452	1,227	—	—	17,010	24,689
	2006	—	—	—	—	—	—	—	—

(i)	Comprised of (i) car allowance in the case of Messrs. Fera and Westfall; and (ii) the aggregate incremental cost to the Company of the leased vehicle and fuel in the case of Mr. Dawson, which is calculated as the total cost of the lease payments on the car, the insurance and insurance deductibles relating to the car, and the cost of gasoline used in the car. Messrs. Fera and Westfall are eligible to receive a pre-set amount per month as a car allowance. Mr. Heggedahl is entitled to receive a reimbursement for the cost of fuel at a pre-set per mile rate. Mr. Dawson’s employment agreement states that the Company will provide him with a leased vehicle at the Company’s expense. Mr. O’Malley is not entitled to any car allowance or reimbursement.
(ii)	For 2007 consists of housing and relocation reimbursement for Mr. Heggedahl. For 2006 consists of relocation costs for Mr. Fera. The Company has a relocation policy in effect which determines the amount an executive is entitled to receive.
(iii)	The Company reimburses each executive’s monthly country club dues if there is a business reason for the executive to use the club.
(iv)	For 2007 consists of (i) employer contributions to the 401(k) plan of $9,000 for each NEO; and (ii) employer contributions to a supplemental non-qualified excess benefit plan, the Benefits Equalization Plan described below the Nonqualified Deferred Compensation Table, in the following amounts: Dawson $110,767, Fera $26,967, and Westfall $42,595.
For 2006 consists of (i) employer contributions to the 401(k) plan of $8,800 for each NEO; and (ii) employer contributions to a supplemental non-qualified excess benefit plan, the Benefits Equalization Plan described below the Nonqualified Deferred Compensation Table, in the following amounts: Dawson $24,983, Fera $5,248, and Westfall $10,683.

(v)	For 2007 consists of (i) the tax gross-up on the taxable portion of the relocation reimbursement for Mr. Heggedahl; (ii) the tax gross-up on the personal use of a company vehicle by Mr. Dawson; and (iii) the tax gross-up on the gas reimbursement for Mr. Westfall.
For 2006 consists of (i) the tax gross-up on the taxable portion of the housing and relocation reimbursement for Mr. Fera; and (ii) the tax gross-up on the personal use of a company vehicle by Mr. Dawson.
(vi)	For 2007 consists of other compensation for Mr. Westfall, which includes gas reimbursements, and tickets to sporting events for Mr. O’Malley.
For 2006 consists of other compensation for Mr. Westfall which includes gas reimbursements in the amount of $1,447 and a $10,577 payout for earned but unused vacation after transferring from Checks In The Mail, Inc. to Clarke American Checks, Inc.

During 2007 each of our NEOs had an employment contract in effect. The material terms of these employment contracts during 2007 are detailed below.

The elements of NEO compensation are based upon the applicable employment contract, the LTIP Agreement, Company policy regarding employee benefit plan participation (401(k) benefits, welfare and group insurance benefits), car allowance, cell phone use, or application of past practice. Specifically, the salaries are set under the terms of the respective employment contracts. Messrs. Dawson, Fera, and Westfall each had LTIP agreements, which were cancelled when the LTIP was terminated effective December 31, 2007. Messrs. Heggedahl and O’Malley did not have an LTIP agreement with the Company effective in 2007. Bonus Plans for each of Messrs. Dawson, Fera, Heggedahl, O’Malley and Westfall are outlined within their respective employment contract and, for Messrs. Dawson, Fera and Westfall, their LTIP Agreement. Participation in the 401(k) and BEP is pursuant to the plan documents. All other compensation is provided pursuant to written Company policy or practice according to their respective positions.

Employment Contracts for 2007

Mr. Dawson

On May 29, 2007, the Company entered into an employment agreement with Mr. Dawson, effective as of May 2, 2007, which superseded his prior employment agreement with Clarke American Corp. and M & F Worldwide Corp. dated as of January 16, 2007. This employment agreement, whereby Mr. Dawson is employed by the Company as president and chief executive officer of the Harland Clarke Business (as defined in the employment agreement), will continue until December 31, 2010, subject to earlier termination as described in the Potential Payments upon Termination or Change-in-Control section below. Under this employment agreement, Mr. Dawson’s annual base salary was $850,000 and he was entitled to receive annual bonuses based on the attainment of a certain percentage of Harland Clarke EBITDA targets. Commencing in 2008, Mr. Dawson will participate in the new M & F Worldwide LTIP for which he will be eligible to receive a portion of the bonus pool attributed to the Harland Clarke Business and the Company. Effective September 27, 2007, Mr. Dawson’s employment agreement was further amended to reflect his promotion to the position of President and CEO of the Company. Effective January 1, 2008, Mr. Dawson’s agreement was further amended as described in ‘‘ — Amendments to Employment Contracts for 2008 — Mr. Dawson’’.

Mr. O’Malley

On May 29, 2007, the Company and Harland Financial Solutions entered into a new employment agreement with Mr. O’Malley under which Mr. O’Malley serves as president and chief executive officer of Harland Financial Solutions. This employment agreement became effective as of May 2, 2007 and will continue until December 31, 2010, subject to earlier termination as described in the Potential Payments upon Termination or Change-in-Control section below. Under his employment agreement, Mr. O’Malley receives an annual base salary of $750,000. He is entitled to receive annual bonuses based on the attainment of a certain percentage of Harland Financial Solutions EBITDA targets. Commencing in 2008, Mr. O’Malley will participate in the new M & F Worldwide LTIP under which he will be eligible to receive a portion of the bonus pool attributed to Harland Financial Solutions. Mr. O’Malley receives other standard officer benefits.

Mr. O’Malley’s employment agreement supersedes all his prior employment agreements with Harland Financial Solutions and its affiliates including the agreement between him and Harland, dated as of December 21, 2005 (as amended). His award under the John H. Harland Company 2007 Long Term Incentive Plan will continue to remain outstanding in accordance with the terms of that award. $90,225, which is 25% of the award, will be paid on April 25, 2008 and an additional $90,225 will be paid on each of the 3 anniversaries thereafter, subject to Mr. O’Malley’s continued employment on each of the payout dates.

Mr. Heggedahl

On May 29, 2007, the Company and Scantron entered into an employment agreement with Jeffrey Heggedahl whereby Mr. Heggedahl serves as president and chief executive officer of Scantron. This employment agreement became effective as of May 2, 2007 and will continue until December 31, 2010, subject to earlier termination as described in the Potential Payments upon Termination or Change-in-Control section below. Under his employment agreement, Mr. Heggedahl receives an annual base salary of $500,000. He is entitled to receive annual bonuses based on the attainment of a certain percentage of Scantron EBITDA targets. Commencing in 2008, Mr. Heggedahl will participate in the new M & F Worldwide LTIP for which he will be eligible to receive a portion of the bonus pool attributed to Scantron. Mr. Heggedahl receives other standard officer benefits.

Mr. Heggedahl’s employment agreement supersedes all his prior employment agreements with Scantron and its affiliates including the agreement between him and Harland, dated as of November 18, 2005 (and amended as of December 19, 2006), except for the change in control termination payment under his prior employment agreement, which was paid after the Harland Acquisition and detailed in the Summary Compensation Table. Mr. Heggedahl’s award under the John H. Harland Company 2007 Long Term Incentive Plan will continue to remain outstanding in accordance with the terms of the award. $105,262, which is 25% of the award, will be paid on April 25, 2008 and an additional $105,262 will be paid on each of the 3 anniversaries thereafter, subject to Mr. Heggedahl’s continued employment on each of the payout dates.

Messrs. Fera and Westfall

On January 16, 2007, Clarke American Corp. entered into employment agreements with Messrs. Fera and Westfall, effective as of January 1, 2007, each for a term which expires on December 31, 2009, subject to earlier termination as described in the Potential Payments upon Termination or Change-in-Control section below. Under these respective employment agreements, Messrs. Fera and Westfall receive annual base salaries of $350,000 and $375,000 respectively, effective January 1, 2007. These executives also received annual bonuses based on the attainment of certain percentages of EBITDA targets. The executives are also entitled to participate in the new M & F Worldwide LTIP and any subsequent long term incentive plans, and they receive other standard officer benefits.

Effective September 27, 2007 Mr. Fera’s employment agreement was further amended to reflect his promotion to chief financial officer of the Company. Effective January 1, 2008, the employment agreements of Messrs. Fera and Westfall were further amended as described in ‘‘— Amendments to Employment Contracts for 2008’’.

In addition, Mr. Fera participated in the AlliedSignal, Inc. Retirement Program until the termination of his employment with Honeywell on December 15, 2005. Under that plan, Mr. Fera had 7 credited years of service and is expected to receive an annual benefit of $10,300 per year, commencing at age 62.

Amendments to Employment Contracts for 2008

On February 12, 2008, the Company and Harland Clarke Holdings entered into amended employment agreements with Messrs. Dawson, Fera and Westfall. Effective January 1, 2008, (1) the amended employment agreement of Mr. Dawson supersedes his previous employment agreement with the Company and Harland Clarke Corp., (2) the amended employment agreement of Mr. Fera supersedes his previous employment agreement with Harland Clarke Corp. and (3) the amended employment agreement of Mr. Westfall supersedes his previous employment agreement with Harland Clarke Corp.

Mr. Dawson

Pursuant to Mr. Dawson’s amended employment agreement, he will continue to serve as president and chief executive officer of the Company and Harland Clarke Corp., and he received a base salary increase from $850,000 to $1,000,000, effective January 1, 2008. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Harland Clarke Business (as defined in the employment agreement) EBITDA targets. Mr. Dawson’s target annual bonus was raised from 105% to 125% of his base salary and increases ratably up to a maximum of 175% of his base salary if 145.1% of the targets are attained. Mr. Dawson will also be entitled to an additional portion of the M & F Worldwide LTIP. All other terms of Mr. Dawson’s employment agreement remain unchanged from his previous employment agreement.

Mr. Fera

Pursuant to Mr. Fera’s amended employment agreement, he will continue to serve as executive vice president and chief financial officer of the Company and Harland Clarke Corp. and received an increase in base salary from $350,000 to $450,000, effective January 1, 2008. Additionally, Mr. Fera’s target annual cash bonus was increased from 78.75% to 100% of his base salary and increases ratably up to a maximum of 150% if 145.1% of the targets are attained. All other terms of Mr. Fera’s employment agreement remain unchanged from his previous employment agreement.

Mr. Westfall

Pursuant to Mr. Westfall’s amended employment agreement, he will continue to serve as executive vice president and chief operating officer of Harland Clarke Corp. and received an increase in base salary from $375,000 to $500,000, effective January 1, 2008. Additionally, Mr. Westfall’s target annual cash bonus was increased from 78.75% to 100% of his base salary and increases ratably up to a maximum of 150% if 145.1% of the targets are attained. All other terms of Mr. Westfall’s employment agreement remain unchanged from his previous employment agreement.

NONQUALIFIED DEFERRED COMPENSATION TABLE FOR FISCAL YEAR 2007

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(i)	Aggregate Earnings in Last FY ($)(ii)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(iii)
Charles T. Dawson	—	110,767	9,443	—	220,987
Peter A. Fera, Jr.	—	26,967	1,107	—	33,429
Alan R. Westfall	—	42,595	5,978	—	127,807
Jeffrey Heggedahl	—	—	—	—	—
John O’Malley	—	—	—	—	—

(i)	The amounts reported are included as part of ‘‘All Other Compensation’’ in the Summary Compensation Table.
(ii)	The ‘‘above-market’’ portion of the amounts reported here are included in the Summary Compensation Table under the heading ‘‘Change in Pension Value and Nonqualified Deferred Compensation Earnings’’.
(iii)	Reflects the total balance of the executive’s account as of the end of the Company’s 2006 fiscal year. Company contributions to the BEP reported in the Summary Compensation Table for the 2006 fiscal year are as follows: Mr. Dawson $24,983; Mr. Westfall $10,683; Mr. Fera $5,248; Mr. Heggedahl $—; Mr. O’Malley $—.

Material Features of the Deferred Compensation Plan

The Deferred Compensation Plan is a non-elective, nonqualified deferred compensation plan known as the Benefits Equalization Plan, or BEP. It serves as a supplemental benefit program for employees whose Company contributions to the 401(k) plan are limited due to IRS annual qualified plan compensation limits. All employees whose eligible earnings are greater than the IRS qualified plan compensation limit are automatically eligible for this benefit.

Employees may not defer income into this plan. We do not match contributions under our tax-qualified 401(k) plan in respect of pay above the tax-qualified plan compensation limits. Instead, we credit a notional contribution in respect of pay above the tax-qualified plan limits to the employee’s BEP account.

The BEP is an unfunded deferred compensation plan. Interest is compounded quarterly and credited to each participant’s account based upon the 10-Year U.S. Treasury Bond yield as in effect on the first business day of the plan year rounded to the next higher one-half percent, plus one percent. For plan year 2007, the rate was 6.0%. This methodology of applying interest is based on the language outlined in the BEP. Interest rates are provided annually by Mercer.

Distributions are allowed only at termination, retirement, death, or disability and are paid in a single lump sum on the first day of the seventh month following the occurrence of such a qualifying event.

Potential Payments upon Termination or Change-in-Control

If the employment of Mr. Dawson, Mr. Fera, Mr. Westfall, Mr. O’Malley and Mr. Heggedahl is terminated for cause, further compensation is forfeited, except for accrued and unpaid base salary.

In the case of termination of the employment of Mr. Dawson, Mr. Fera, Mr. Westfall, Mr. O’Malley, and Mr. Heggedahl without cause, or in the case of Messrs. Dawson, O’Malley and Heggedahl, the executive’s termination of their employment for good reason, each will be entitled to receive:

•	continued participation in applicable welfare benefit plans for 12 months after termination;

•	employer-subsidized welfare plan benefits for a period of 12 months after termination;

•	a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable but for the termination; and

•	any earned but unpaid annual bonus for the year prior to the year in which termination occurred.

•	Messrs. Dawson, Heggedahl and O’Malley will be entitled to a pro rata amount payable, if any, under the M & F Worldwide LTIP in accordance with its terms.

•	Messrs. Dawson, Heggedahl and O’Malley will be entitled to continued payment of his base salary for a period of two years after termination.

•	Mr. Fera will be entitled to continued payment of his base salary for a period of 18 months after termination.

•	Mr. Westfall will be entitled to continued payment of his base salary for a period of one year after termination.

Pursuant to the terms of the employment agreements of Messrs. Dawson, Heggedahl and O’Malley, good reason means, without the advance written consent of the executive: (i) a reduction in the executive’s base salary or (ii) a material and continuing reduction in the executive’s responsibilities, in each case which the Company fails to cure within 30 days of receiving notice from the executive of such an event.

If Mr. Westfall retires on or after May 22, 2009, and he continues to hold the position of Executive Vice President and Chief Operating Officer immediately prior to such retirement, he will receive one year of base salary continuation, employer-subsidized welfare plan benefits for a period of 12 months after termination, and a pro rata annual bonus. Retirement benefits are in lieu of other benefits otherwise provided for under Mr. Westfall’s employment contract.

Each executive is bound by a two-year non-competition covenant as well as a two-year non-solicitation covenant. Breach of either the non-competition or the non-solicitation covenants will result in a cessation of payment of salary continuation and premium rates under the group health benefits. If the executive’s employment term is not renewed and the executive’s employment is terminated after the end of the term, other than for cause or disability, under certain circumstances the executive will be subject to a one-year non-competition covenant and a one-year non-solicitation covenant.

TERMINATION AND CHANGE IN CONTROL SCHEDULE AS OF DECEMBER 31, 2007

Name & Principal Position	Separation Pay(i) ($)	LTIP Accelerated Payment(ii) ($)	Vacation(iii) ($)	Health/ Welfare Plans(iv) ($)	Executive Annual Bonus Plan(v) ($)	Outplacement Assistance(vi) ($)	Deferred Compensation Plan Balance(vii) ($)	Total ($)
Charles T. Dawson, President & CEO	1,700,000	4,184,474	11,077	5,945	901,034	30,000	220,987	7,053,517
Peter A. Fera, Jr. EVP & CFO	525,000	836,894	—	7,816	278,844	30,000	33,429	1,711,983
Alan R. Westfall EVP & COO of Harland Clarke Corp.	375,000	1,757,480	31,731	6,633	297,658	30,000	127,807	2,626,309
Jeffrey Heggedahl, President of Scantron	1,000,000	—	—	3,533	252,404	30,000	—	1,285,937
John O’Malley, President of Harland Financial Solutions	1,500,000	—	—	12,562	507,250	30,000	—	2,049,812

(i)	For each NEO, upon termination of the executive without cause (as defined in each employment agreement), the executive is entitled to receive continued payment of base salary for the following periods: 24 months in the case of Messrs. Dawson, Heggedahl and O’Malley; 18 months in the case of Mr. Fera; 12 months in the case of Mr. Westfall.
(ii)	The LTIP, which was intended to be based on three-year performance through 2008, was terminated effective December 31, 2007. All existing awards were cancelled in exchange for cash payments approved by the Compensation Committee in the amounts detailed above.
(iii)	Upon termination, the executive is entitled to his earned and unused vacation for the current year; however, unused vacation is forfeited as of each December 31. Mr. Dawson and Mr. Westfall are also entitled to their balance of frozen vacation of $11,077 and $31,731 respectively.
(iv)	For each NEO, upon termination of the executive other than for cause, the executive is entitled to continued participation in applicable welfare benefit plans for 12 months after the termination and continued contribution by the Company to the employer portion of the employee premiums of welfare benefit plans for 12 months after the termination. The employer portion reflects employer cost for 2007 based on the employee’s enrollment in Dental, Medical, and Vision plans as of December 31, 2007.
(v)	For each NEO, upon termination of the executive without cause, the executive is entitled to receive a prorated Annual Bonus for the year in which the termination occurred if the executive would have been eligible to receive such bonus hereunder (including due to satisfaction of the Company of performance milestones) had the executive been employed at the time such Annual Bonus is normally paid.
(vi)	Upon termination, each executive is entitled to standard outplacement assistance for the key executive level of up to $30,000 which would be paid to a mutually agreed provider of outplacement services for a 12-month outplacement program.
(vii)	Upon termination, retirement, death, or disability, the executive’s total balance in the BEP is to be paid in a single lump sum on the first day of the seventh month following the occurrence of such an event. These amounts reflect the executive’s account balance as of December 31, 2007.

DIRECTORS’ COMPENSATION TABLE FOR FISCAL YEAR 2007

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Barry F. Schwartz(i)	—	—	—	—	—	—	—
Paul G. Savas(i)	—	—	—	—	—	—	—
Charles T. Dawson(ii)	—	—	—	—	—	—	—
John O’Malley(ii)	—	—	—	—	—	—	—
Jeffrey Heggedahl(ii)	—	—	—	—	—	—	—

(i)	Messrs. Schwartz and Savas received no compensation directly or indirectly from the Company. They provided services to the Company under the terms of a Second Amended and Restated Management Services Agreement between M & F Worldwide and MacAndrews & Forbes. Pursuant to the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a fee of $2.5 million per calendar quarter, beginning as of May 1, 2007. For the period of 2007 prior to May 1, 2007, M & F Worldwide paid to MacAndrews & Forbes a pro rata portion of an annual fee of $5.0 million for the value of the services provided pursuant to the prior Amended Management Services Agreement, which includes the services of these executives. The total amount paid to MacAndrews & Forbes in 2007 pursuant to both the Second Amended and Restated Management Services Agreement and the prior Amended Management Services Agreement was $8.33 million. In addition, on June 20, 2007, M & F Worldwide paid to MacAndrews & Forbes a transaction bonus of $10.0 million in recognition of the services it provided to M & F Worldwide in connection with the Harland Acquisition.
(ii)	Messrs. Dawson, O’Malley and Heggedahl did not receive any compensation for their service as directors in 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

M & F Worldwide beneficially owns all the outstanding shares of our common stock. None of our executive officers or directors beneficially owns any of our common stock. The following table sets forth the total number of shares of M & F Worldwide’s common stock that each director, NEO or person known to us to be the beneficial owner of more than 5% of M & F Worldwide’s outstanding common stock beneficially owned as of February 29, 2008, and the percent of such common stock so owned. M & F Worldwide’s common stock is M & F Worldwide’s only outstanding voting stock. ‘‘Ownership’’ for this purpose is ‘‘beneficial ownership’’ as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, a person beneficially owns a share if the person has sole or shared voting power or investment power with respect to the share or the person has the right to acquire the share within 60 days through the exercise of any option, warrant or right, through conversion of any security or under the automatic termination of any power of attorney or revocation of trust, discretionary account or similar arrangement.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Outstanding Shares
MFW Holdings One LLC 35 East 62 St., New York, NY 10065	7,248,000	(1)	34.0%
Bay Harbor Management, L.C. 885 Third Ave., New York, NY 10022	1,902,606	(2)	8.9%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, Santa Monica, CA 90401	1,566,533	(3)	7.3%
MFW Holdings Two LLC 35 East 62 St., New York, NY 10065	946,000	(1)	4.4%
Ronald O. Perelman	200,000	(1)	1.0%
Barry F. Schwartz	5,000		0.0%
Charles T. Dawson	0		0.0%
Jeffrey Heggedahl	0		0.0%
John O’Malley	0		0.0%
Paul G. Savas	1,000		0.0%
All directors and executive officers as a group (6 persons)	8,400,000	(4)	39.4%

(1)	All of such shares of common stock are beneficially owned by Ronald O. Perelman. MFW Holdings One LLC and MFW Holdings Two LLC are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc., of which Mr. Perelman owns 100%. In addition, MacAndrews & Forbes Holdings Inc. may be deemed to share beneficial ownership of the 8,194,000 shares of common stock beneficially owned by MFW Holdings One LLC and MFW Holdings Two LLC and the 200,000 shares of common stock deemed beneficially owned by Mr. Perelman as a result of Mr. Perelman’s grant of restricted stock (an aggregate of 8,394,000 shares of common stock, representing approximately 39.4% of the common stock outstanding or deemed outstanding under the rules of the SEC), by virtue of MacAndrews & Forbes Holdings Inc.’s ownership of 100% of the common stock of MFW Holdings One LLC and MFW Holdings Two LLC and Mr. Perelman’s 100% ownership of MacAndrews & Forbes Holdings Inc.’s common stock. The shares so owned and shares of intermediate holding companies are, or may from time to time be, pledged to secure obligations of MacAndrews & Forbes Holdings Inc. or its affiliates.
(2)	Beneficial ownership is based on a statement on Schedule 13G filed by Bay Harbor Management, L.C. on February 14, 2008.
(3)	Beneficial ownership is based on a statement on Schedule 13G filed by Dimensional Fund Advisors Inc. on February 6, 2008.
(4)	Includes shares of common stock indirectly owned by Mr. Perelman through MacAndrews & Forbes Holdings Inc.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Management Services Agreement

Barry F. Schwartz, our former President and Chief Executive Officer, and Paul G. Savas, our former Executive Vice President and Chief Financial Officer, did not receive any compensation from us for their respective service in these roles. M & F Worldwide pays MacAndrews & Forbes a fee under the Second Amended and Restated Management Services Agreement for the services of executives including Messrs. Schwartz and Savas. Messrs. Schwartz and Savas are compensated by MacAndrews & Forbes, where Mr. Schwartz has served in various positions since 1989 and Mr. Savas has served in various positions since 1994. For a description of the Second Amended and Restated Management Services Agreement, see ‘‘Executive Compensation—Management Services Agreement.’’

Insurance

We participate in MacAndrews & Forbes Holdings Inc.’s directors’ and officers’ insurance program, which covers M & F Worldwide as well as MacAndrews & Forbes Holdings Inc. and certain of its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. We bear an allocation of the premiums for such coverage, which we believe is more favorable than the premiums we could secure under stand alone coverage. The Company paid MacAndrews & Forbes Holdings Inc. $0.4 million in 2007 in respect of such insurance coverage.

Tax Sharing Agreement

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on our and our affiliated subsidiaries’ behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, we make periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that we and our affiliated subsidiaries would have had for each taxable period if we had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that we or any of our subsidiaries are included in any such group for foreign, state or local tax purposes. During 2007 and 2006, the Company made payments totaling $5.3 million and $19.3 million, respectively to M & F Worldwide pursuant to the terms of the tax sharing agreement.

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

Predecessors

As a wholly owned subsidiary of M & F Worldwide, we receive certain financial, administrative and risk management oversight from M & F Worldwide. Additionally, during the periods prior to the

Clarke American Acquisition, certain amounts of corporate expenses of the relevant predecessor parent companies that were incurred while the relevant predecessor was not a stand-alone company, including legal, tax, accounting, risk management, personnel, infrastructure and other costs, were allocated to the relevant predecessor company. These fees are allocations of shared service costs from our parent, former parent and affiliated companies and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company recorded $2.1 million, $0.5 million, $0.0 million, $0.7 million, and $0.0 million, during the years ended December 31, 2007 and 2006, the periods December 15 to December 31, 2005, April 1 to December 14, 2005, and January 1 to March 31, 2005, respectively, related to such fees.

During 2005, we had long-term debt payable to our relevant predecessor parents as well as notes receivable from its predecessor parents and other related parties. We incurred interest expense of $3.5 million and $5.7 million for the periods April 1 to December 14, 2005 and January 1 to March 31, 2005, respectively. We earned interest income of $1.2 million during the periods April 1 to December 14, 2005 and January 1 to March 31, 2005, respectively. All of the related party notes were retired as of the completion of the Clarke American Acquisition on December 15, 2005.

Director Independence

Because we are not listed on any exchange, we are not subject to any listing standards for director independence. Under the NYSE listing standards, however, none of our directors are independent because each of our directors is either one of our officers or an officer of M & F Worldwide.

Item 14.	Principal Accounting Fees and Services

The M & F Worldwide Audit Committee selected Ernst & Young LLP as the independent auditors for its subsidiaries, including Harland Clarke Holdings, for the years ended December 31, 2007, 2006, and 2005.

Audit Fees.    The aggregate fees and expenses that Ernst & Young LLP billed to us for professional services rendered for the audits of our financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $3.4 million, $0.8 million, and $0.6 million for 2007, 2006 and 2005, respectively. Audit services include fees associated with the annual audit and reviews of our 2007 quarterly reports on Form 10-Q.

Audit-Related Fees.    The aggregate fees and expenses that Ernst & Young LLP billed to us for audit-related services rendered in 2007, 2006, and 2005 were $0.8 million, $0.1 million, and $0.9 million, respectively. Audit-related services include due diligence and consulting services performed for the Harland Acquisition, the Clarke American Acquisition, assistance with compliance requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated pursuant thereto.

Tax Fees.    The aggregate fees and expenses that Ernst & Young LLP billed us for assistance with property taxes were $0.1 million during 2007.

All Other Fees.    No such fees were incurred by us in 2007, 2006, and 2005.

The Audit Committee of M & F Worldwide considered whether any audit-related and non-audit service that Ernst & Young LLP provided were comparable with maintaining the auditor’s independence from management and Harland Clarke Holdings. It has been the policy of M & F Worldwide’s Audit Committee to approve in advance the plan of audit services to be provided and an estimate of the cost for such audit services. M & F Worldwide’s Audit Committee has also adopted a policy of approving in advance for each calendar year a plan of the expected services and a related budget, submitted by management, for audit-related services, tax services and other services that Harland Clarke Holdings expects the auditors to render during the year. Throughout the year, M & F Worldwide’s Audit Committee is provided with updates on the services provided and the expected fees associated with each service. Any expenditure in excess of the approval limits for approved services, and any engagement of the auditors to render services in addition to those previously approved, requires advance approval by M & F Worldwide’s Audit Committee. M & F Worldwide’s Audit Committee approved the audit plan, all of the fees disclosed above and the non-audit services that Harland Clarke Holdings expects Ernst & Young LLP to provide in 2008.

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

(3) Exhibits.

Exhibit Number	Description
2.1	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2005).
2.2	Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
2.3	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
3.1	Certificate of Incorporation of Harland Clarke Holdings Corp., as amended (incorporated by reference to Exhibit 3.1(i) of Harland Clarke Holdings Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.2	By-laws of Harland Clarke Holdings Corp. (incorporated by reference to Exhibit 3.1(ii) of Harland Clarke Holdings Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
4.1	Indenture dated as of May 1, 2007 among Harland Clarke Holdings Corp., the co-issuers and guarantors party thereto and Wells Fargo Bank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.2	Registration Rights Agreement (relating to the initial notes) dated as of May 1, 2007 by and among Harland Clarke Holdings Corp., the Guarantors (listed therein), Credit Suisse Securities (USA) LLC, Bear, Stearns & Co., Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.3	Credit Agreement dated as of December 8, 2005 among Flavors Holdings Inc., Mafco Worldwide Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents (incorporated by reference to Exhibit 4.4 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.4	Guarantee and Collateral Agreement made by Flavors Holdings Inc., Mafco Worldwide Corporation, and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.5 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit Number	Description
4.5	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent, Mortgagee, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.6 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.6	Credit Line Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Grantor, in favor of Kanawha Land Title Services, LLC, as Trustee, for the use and benefit of, JP Morgan Chase Bank, N.A., as Administrative Agent, Beneficiary, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.7 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.7	Notice of Grant of Security Interest in Trademarks, dated as of January 30, 2006, made by Mafco Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.8 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.8	Credit Agreement, dated as of April 4, 2007 among Harland Clarke Holdings Corp., the Subsidiary Borrowers (listed therein), the Lenders (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative agent. (incorporated by reference to Exhibit 4.5 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.9	First Amendment to Credit Agreement, dated as of May 4, 2007, by and among Harland Clarke Holdings Corp., the lender parties (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.6 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.10	Guarantee and Collateral Agreement, dated as of May 1, 2007, by and among Harland Clarke Holdings Corp. and certain subsidiaries in favor of Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.7 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.11	Assumption Agreement, dated as of May 1, 2007 by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc., Centralia Holding Corp. and John H. Harland Company of Puerto Rico in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.8 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.12	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among B2Direct, Inc., Checks in the Mail, Inc. and Clarke American Checks, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.9 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.13	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc. and HFS Core Systems, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.10 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit Number	Description
4.14	Joinder Agreement, dated as of May 1, 2007, by and among B2Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc., New CS, Inc., New SCSFH, Inc., H Acquisition Corp., New SCH, Inc., New SFH, Inc. and Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.11 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.15	Joinder Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc. and Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.12 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.16	Mortgage by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5115 Ulmerton Road, Clearwater, Florida). (incorporated by reference to Exhibit 4.13 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.17	Deed to Secure Debt by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5096 Panola Industrial Blvd, Decatur, Georgia and 2933-2939 Miller Road, Decatur, Georgia). (incorporated by reference to Exhibit 4.14 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.18	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Scantron Corporation in favor of First American Title Insurance Company, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2020 South 156 Circle, Omaha, Nebraska). (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.19	Mortgage by Clarke American Checks, Inc. to Credit Suisse, Cayman Islands Branch (124 Metropolitan Avenue, Salina, New York). (incorporated by reference to Exhibit 4.16 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.20	Mortgage by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (3430 Platt Springs, West Columbia, South Carolina). (incorporated by reference to Exhibit 4.17 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.21	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Checks In The Mail Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2435 Goodwin Lane, New Braunfels, Texas). (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.22	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Clarke American Checks, Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (5734 Farinon Drive, San Antonio, Texas). (incorporated by reference to Exhibit 4.19 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.23	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Harland Clarke Corp. in favor of First American Title Insurance Agency, LLC, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (4867-4883 West Harold Gatty Road, Salt Lake City, Utah). (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit Number		Description
10.1		Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp. and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 of M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.2+	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10	.3+	M & F Worldwide Corp. 2005 Long Term Incentive Plan – Form of Award Agreement for Participating Executives of Harland Clarke Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10	.4+*	M & F Worldwide Corp. 2008 Long Term Incentive Plan.
10	.5+*	M & F Worldwide Corp. 2008 Long Term Incentive Plan – Award Agreement for Participating Executives.
10	.6+	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10	.7+	Employment Agreement dated February 13, 2008 between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.2 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10	.8+	Employment Agreement dated February 13, 2008 between Harland Clarke Corp. and Alan R. Westfall (incorporated by reference to Exhibit 10.3 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10	.9+	Employment Agreement dated as of May 29, 2007 among Harland Clarke Holdings Corp., Harland Financial Solutions and John O’Malley (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on June 1, 2007).
10	.10+	Employment Agreement dated as of May 29, 2007 among Scantron, Inc. and Jeffrey Heggedahl (incorporated by reference to Exhibit 10.3 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on June 1, 2007).
10.11		Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 25, 2007).
21	.1*	Subsidiaries of Harland Clarke Holdings Corp.
24	.1*	Powers of attorney executed by Messrs. Schwartz, O’Malley, Heggedahl and Savas.
31	.1*	Certification of Charles T. Dawson, Chief Executive Officer, dated February 29, 2008.
31	.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated February 29, 2008.
32.1		Certification of Charles T. Dawson, Chief Executive Officer, dated February 29, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Peter A. Fera, Jr., Chief Financial Officer, dated February 29, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Date: February 29, 2008	By:	/s/ Charles T. Dawson
Charles T. Dawson President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 29, 2008	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 29, 2008	By:	/s/ J. Michael Riley
J. Michael Riley Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Heggedahl*	Director, President and Chief Executive Officer of Scantron	February 29, 2008

Jeffrey D. Heggedahl

/s/ John E. O’Malley*	Director, President and Chief Executive Officer of Harland Financial Solutions	February 29, 2008

John E. O’Malley

/s/ Paul G. Savas*	Director	February 29, 2008

Paul G. Savas

/s/ Barry F. Schwartz*	Director	February 29, 2008

Barry F. Schwartz

*	The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated: February 29, 2008	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2007

The following consolidated financial statements of Harland Clarke Holdings Corp. and Subsidiaries are included in Item 8:

As of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006, the periods from December 15 to December 31, 2005, April 1 to December 14, 2005 and January 1 to March 31, 2005.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Harland Clarke Holdings Corp.

We have audited the accompanying consolidated balance sheets of Harland Clarke Holdings Corp. and subsidiaries (formerly Clarke American Corp.) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and the periods from December 15, 2005 to December 31, 2005, from April 1, 2005 to December 14, 2005 and from January 1, 2005 to March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Harland Clarke Holdings Corp. and Subsidiaries’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Harland Clarke Holdings Corp. and Subsidiaries’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harland Clarke Holdings Corp. and Subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and the periods from December 15, 2005 to December 31, 2005, from April 1, 2005 to December 14, 2005 and from January 1, 2005 to March 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109’’ effective January 1, 2007.

/s/ Ernst & Young LLP

San Antonio, Texas
February 28, 2008

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$239.7	$30.5
Accounts receivable (net of allowance of $2.4 at December 31, 2007)	100.3	19.8
Inventories	31.3	13.6
Income taxes receivable	16.8	0.4
Deferred tax assets	20.3	3.1
Prepaid expenses and other current assets	41.7	12.7
Total current assets	450.1	80.1
Property, plant and equipment, net	186.3	92.4
Goodwill	1,346.9	346.8
Other intangible assets, net	1,340.2	550.9
Contract acquisition payments, net	51.6	31.1
Other assets	72.5	17.0
Total assets	$3,447.6	$1,118.3
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$64.2	$21.1
Deferred revenues	86.3	1.1
Current maturities of long-term debt	20.1	46.6
Accrued liabilities:
Salaries, wages and employee benefits	71.9	22.8
Income and other taxes payable	11.1	3.8
Customer incentives	26.0	8.8
Acquisition-related payments	2.9	—
Payable to parent	2.1	—
Other current liabilities	33.5	8.9
Total current liabilities	318.1	113.1
Long-term debt	2,389.8	557.2
Deferred tax liabilities	472.6	221.9
Other liabilities	76.6	6.8
Commitment and contingencies
Stockholder’s equity:
Common stock – 200 shares authorized; par value $0.01; 100 shares issued and outstanding at December 31, 2007 and 2006	—	—
Additional paid-in capital	202.5	202.5
Accumulated (deficit) retained earnings	(0.5)	16.7
Accumulated other comprehensive (loss) income, net of taxes:
Derivative fair-value adjustments	(14.1)	0.1
Currency translation adjustments	1.7	—
Funded status of benefit plans	0.9	—
Total stockholder’s equity	190.5	219.3
Total liabilities and stockholder’s equity	$3,447.6	$1,118.3
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)

In connection with the acquisition of the Company by M & F Worldwide on December 15, 2005 and by Honeywell on April 1, 2005, the purchase method of accounting was used to record assets and liabilities assumed. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Successor, Predecessor (Honeywell) and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	2007	2006	2005
	Successor	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)
	Year Ended Dec. 31	Year Ended Dec. 31	Dec. 15 to Dec. 31	Apr. 1 to Dec. 14	Jan. 1 to Mar. 31
Product revenues, net	$1,199.3	$622.3	$24.1	$439.9	$154.4
Service revenues, net	170.6	1.6	—	—	—
Total net revenues	1,369.9	623.9	24.1	439.9	154.4
Cost of products sold	753.1	387.2	17.4	285.6	91.1
Cost of services provided	80.7	1.2	—	—	—
Total cost of revenues	833.8	388.4	17.4	285.6	91.1
Gross profit	536.1	235.5	6.7	154.3	63.3
Selling, general and administrative expenses	336.3	145.2	6.0	99.0	38.8
Restructuring expenses	5.6	3.3	—	1.8	0.4
Operating income	194.2	87.0	0.7	53.5	24.1
Interest income	6.0	—	—	1.1	0.1
Interest expense	(165.9)	(60.0)	(2.8)	(3.5)	(5.7)
Loss on early extinguishment of debt	(54.6)	—	—	—	—
Other (expense) income, net	(0.5)	—	—	—	—
(Loss) income before income taxes	(20.8)	27.0	(2.1)	51.1	18.5
(Benefit) provision for income taxes	(5.4)	7.5	(0.8)	20.1	7.5
Net (loss) income	$(15.4)	$19.5	$(1.3)	$31.0	$11.0

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Stockholder’s Equity (Deficit)
(in millions, except share data)

In connection with the acquisition of the Company by M & F Worldwide on December 15, 2005 and by Honeywell on April 1, 2005, the purchase method of accounting was used to record assets and liabilities assumed. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Successor, Predecessor (Honeywell) and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	Shares of Common Stock		Additional Paid-In Capital (Capital Deficiency)	Retained Earnings (Accumulated Deficit)	Unearned Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Total
	Successor	Predecessor
Predecessor (Novar)
Balance, December 31, 2004	—	100	$—	$(98.0)	$(3.0)	$(0.3)	$(101.3)
Net income				11.0			11.0
Stock-based compensation				2.1	3.0		5.1
Balance, March 31, 2005	—	100	—	(84.9)	—	(0.3)	(85.2)
Predecessor (Honeywell)
Purchase by Honeywell			306.0	84.9		0.3	391.2
Balance, April 1, 2005	—	100	306.0	—	—	—	306.0
Deemed capital contribution			433.0				433.0
Net income				31.0			31.0
Distribution to parent			(33.6)	(31.0)			(64.6)
Other			0.4				0.4
Balance, December 14, 2005	—	100	705.8	—	—	—	705.8
Successor
Purchase by M & F Worldwide	100	(100)	(503.3)	—	—	—	(503.3)
Balance, December 15, 2005	100	—	202.5	—	—	—	202.5
Net loss				(1.3)			(1.3)
Balance, December 31, 2005	100	—	202.5	(1.3)	—	—	201.2
Net income				19.5			19.5
Derivative fair-value adjustment, net of taxes of $0.0						0.1	0.1
Total comprehensive income							19.6
Dividend paid to parent				(1.5)			(1.5)
Balance, December 31, 2006	100	—	202.5	16.7	—	0.1	219.3
Net loss				(15.4)			(15.4)
Foreign currency translation adjustments, net of taxes of $0.0						1.7	1.7
Derivative fair-value adjustment, net of tax benefit of $8.9						(14.1)	(14.1)
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.7						0.8	0.8
Unrealized losses on investments, net of tax benefit of $0.3						(0.5)	(0.5)
Reclassification for investment write-down included in net income, net of tax benefit of $0.3						0.5	0.5
Comprehensive loss							(27.0)
Dividend paid to parent				(1.8)			(1.8)
Balance, December 31, 2007	100	—	$202.5	$(0.5)	$—	$(11.5)	$190.5

See Notes to Consolidated Financial Statements

Harland Clarke Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

In connection with the acquisition of the Company by M & F Worldwide on December 15, 2005 and by Honeywell on April 1, 2005, the purchase method of accounting was used to record assets and liabilities assumed. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Successor, Predecessor (Honeywell) and Predecessor (Novar) are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	2007	2006	2005
	Successor	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)
	Year Ended December 31	Year Ended December 31	Dec. 15 to Dec. 31	Apr. 1 to Dec. 14	Jan. 1 to Mar. 31
Operating activities
Net (loss) income	$(15.4)	$19.5	$(1.3)	$31.0	$11.0
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	58.5	25.9	0.9	17.1	5.5
Amortization of intangible assets	67.7	28.6	1.3	25.6	0.2
Amortization of deferred financing fees and original discount	7.0	3.2	0.1	—	—
Loss on early extinguishment of debt	54.6	—	—	—	—
Deferred income taxes	(7.6)	(13.5)	(1.5)	(14.6)	1.0
Stock based compensation	—	—	—	—	3.4
Asset impairment	3.1	—	—	—	—
Changes in operating assets and liabilities, net of effect of assets and liabilities acquired:
Accounts receivable	3.5	3.4	1.4	7.2	8.8
Inventories	4.9	0.3	1.8	2.1	0.7
Payable to parent	2.1	—	—	—	—
Prepaid expenses and other assets	(11.6)	5.2	0.1	(2.2)	(3.8)
Accounts payable and accrued expenses	1.8	1.3	(0.7)	6.8	(5.1)
Deferred revenue	12.1	(0.5)	0.4	(1.3)	0.1
Contract acquisition payments, net	20.6	6.4	1.0	2.5	(3.5)
Income and other taxes	7.0	(1.1)	0.7	24.7	(5.1)
Other, net	1.7	0.5	0.1	0.8	(0.2)
Net cash provided by operating activities	210.0	79.2	4.3	99.7	13.0
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(1,438.9)	—	—	—	—
Purchase of Peldec assets	(14.3)	—	—	—	—
Proceeds from sale of property and equipment	3.3	—	—	—	—
Capital expenditures	(25.5)	(14.7)	(1.1)	(14.7)	(2.6)
Capitalized interest	(0.4)	(1.0)	—	—	—
Other, net	(0.7)	—	—	—	—
Net cash used in investing activities	(1,476.5)	(15.7)	(1.1)	(14.7)	(2.6)
Financing activities
Dividend to parent	(1.8)	(1.5)	—	(64.6)	—
Cash overdrafts	(0.1)	(13.2)	(3.5)	5.7	(5.6)
Issuance of notes	615.0	—	—	—	19.9
Redemption of notes	(175.0)	—	—	(59.3)	(21.3)
Borrowings on credit agreements	1,800.0	3.3	6.4	—	—
Repayments of credit agreements and other borrowings	(664.6)	(27.8)	(2.5)	(0.7)	—
Premiums, penalties and consent payments related to extinguishment of debt	(41.2)	—	—	—	—
Debt issuance cost	(56.6)	—	—	—	—
Capital distributions to parent and invested capital equity	—	—	—	—	1.8
Payments received on notes receivable from affiliates	—	—	—	24.8	—
Net cash provided by (used in) financing activities	1,475.7	(39.2)	0.4	(94.1)	(5.2)
Net increase (decrease) in cash and cash equivalents	209.2	24.3	3.6	(9.1)	5.2
Cash and cash equivalents at beginning of period	30.5	6.2	2.6	11.7	6.5
Cash and cash equivalents at end of period	$239.7	$30.5	$6.2	$2.6	$11.7
Supplemental disclosure of cash paid for:
Interest, net of amount capitalized	$152.5	$59.3	$—	$25.8	$16.0
Income taxes, net of refunds	$(4.3)	$22.3	$—	$10.6	$11.5

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)

1.	Description of the Business and Basis of Presentation

Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its direct and indirect wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) (the ‘‘Clarke American Acquisition’’) and was renamed Clarke American Corp. (‘‘Clarke American’’) which is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (‘‘Harland’’), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the ‘‘Harland Acquisition’’) (see Note 3). After the closing of the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American to Harland Clarke Holdings.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition.

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following three business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American and Harland), Harland Financial Solutions and Scantron.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized direct marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for its clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions, core processing systems and services and field maintenance services, principally targeted to community banks and credit unions.

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational and commercial institutions and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services.

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). The Company is a holding company, and has no independent assets at December 31, 2007, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are minor.

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

Revenue Recognition

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

Revenues for direct response marketing services are recognized from the Company’s fixed price direct mail and marketing contracts based on the proportional performance method for specific projects.

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

Customer Incentives

The Company’s Harland Clarke segment has contracts with certain clients that provide both fixed and volume based rebates. These rebates are recorded as a reduction of revenues to which they apply and as accrued liabilities.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in its existing accounts receivable based on historical losses and current economic conditions. Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

The Company states inventories at the lower of cost or market value. The Company determines cost by average costing or the first-in, first-out method.

Contract Acquisition Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $1.7, $1.1, $0.1, $2.5 and $0.2 in 2007, 2006 and the periods December 15 to December 31, 2005, April 1 to December 14, 2005 and January 1 to March 31, 2005, respectively.

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

At December 31, 2007 and 2006, the Company had prepaid advertising costs of $4.1 and $3.6, respectively, which are included in prepaid expenses and current assets in the accompanying consolidated balance sheets. The Company’s advertising expense was $19.3, $15.5, $0.5, $10.0 and $4.0 for the years ended December 31, 2007 and 2006 and the periods December 15 to December 31, 2005, April 1 to December 14, 2005 and January 1 to March 31, 2005, respectively.

Property, Plant and Equipment

The Company states property, plant and equipment at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend the asset life are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of such assets. The Company amortizes leasehold improvements over the shorter of the useful life of the related asset or the lease term. Certain leases also contain tenant improvement allowances, which are recorded as a leasehold improvement and deferred rent and amortized over the lease term. The Company eliminates cost and accumulated depreciation applicable to assets retired or otherwise disposed of from the accounts and reflects any gain or loss on such disposition in operating results. As further discussed below, the Company capitalizes the qualifying costs incurred during the development stage on software to be sold, leased or otherwise marketed, internally developed software and software obtained for internal use and amortizes the costs over the estimated useful life of the software. The Company capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset.

The useful lives for computing depreciation are as follows:

Machinery and equipment	3 – 15 years
Computer software and hardware	3 – 5 years
Leasehold improvements	1 – 20 years
Buildings and improvements	20 – 40 years
Furniture, fixtures and transportation equipment	3 – 8 years

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $12.6 during 2007 and were primarily costs incurred related to the development of software. Research and development costs were not significant in 2006 and 2005.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The Company accounts for costs to develop or obtain computer software for internal use in accordance with American Institute of Certified Public Accountants (‘‘AICPA’’) Statement of Position 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,’’ which requires certain costs to be capitalized.

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

The Company measures impairment of its indefinite lived intangible assets, which consist of certain tradenames and trademarks, based on projected discounted cash flows. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

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

Income and Other Taxes

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. See Note 7.

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

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).’’ SFAS No. 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement benefit plan within accumulated comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The adoption of SFAS No. 158 did not change the amount of actuarially determined expense that is recorded in the consolidated statements of operations. See Note 10.

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

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2007 and 2006, the combined liabilities for self-insured workers compensation and group medical liability were $11.9 and $3.9, respectively.

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

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $51.4 and $13.2 as of December 31, 2007 and 2006, respectively.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157, as amended by FASB Staff Position No. FAS 157-1, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance and does not apply to certain lease arrangements. SFAS No. 157, as amended by FASB Staff Position No. FAS 157-2, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007, with exception of certain nonfinancial assets and nonfinancial liabilities for which SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the anticipated impact of SFAS No. 157, as amended, on its consolidated results of operations and financial position.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not elected the fair value option for any assets and liabilities under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘‘Business Combinations,’’ (‘‘SFAS No. 141R’’). SFAS No. 141R will change the accounting for business combinations. Under the requirements of SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination and deferred tax valuation allowances changes and income tax uncertainties after the acquisition date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will impact the Company’s accounting for any acquisitions in 2009 and beyond.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.’’ SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity and the recognition of the amount of net income attributable to the noncontrolling interest to be included in results of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated results of operations and financial position.

3.	Acquisitions

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland, for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid by M & F Worldwide to MacAndrews & Forbes Holdings Inc. (which, as of December 31, 2007, beneficially owned approximately 39.4% of the outstanding M & F Worldwide common stock) for services in sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 15). The Company reimbursed M & F Worldwide for that payment during the third quarter of 2007. The capitalized fees and expenses also include $3.0 paid by the Company to M & F Worldwide to reimburse it for

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

professional fees paid related to the Harland Acquisition. Acquisition-related liabilities of $2.9 on the accompanying consolidated balance sheet as of December 31, 2007 represent amounts to be paid to certain former Harland executives under employment contracts.

The Company and certain of its subsidiaries borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under its previously outstanding senior secured credit facilities, to repay its previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 11):

$1,800.0 Senior Secured Term Loan	$1,800.0
Senior Floating Rate Notes due 2015	305.0
9.50% Senior Fixed Rate Notes due 2015	310.0
$2,415.0

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		130.0
Goodwill		992.2
Other intangible assets:
Customer relationships	$674.6
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.8
Total other intangible assets		852.3
Other assets		145.0
Total assets acquired		2,227.7
Deferred revenues		77.9
Long-term debt		229.1
Deferred tax liabilities		272.0
Other liabilities		183.2
Net assets acquired		$1,465.5

The above purchase price allocation is preliminary and the amount that will be allocated to goodwill and the resulting goodwill allocation to the segments and reporting units is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes.

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which is subject to further refinement. The Company recorded $18.2 of severance and severance-related costs for the termination of certain Harland employees and $3.7 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with EITF 95-3. See Note 13 for additional disclosures regarding restructuring.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $4.4 was expensed during the period from May 1, 2007 to December 31, 2007).

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $12.2 was reflected as reduced revenues during the period from May 1, 2007 to December 31, 2007). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Harland Acquisition and related financing transactions had occurred as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Harland Acquisition and related financing transactions had taken place at the beginning of each of the periods presented, nor does it purport to represent results of operations for future periods.

	Unaudited Pro Forma
	December 31,
	2007	2006
Net revenues	$1,715.8	$1,674.1
Operating income	153.5	240.7
Net (loss) income	(74.4)	25.1
Depreciation and amortization (excluding amortization of deferred financing fees)	162.6	167.5

In the pro forma information above, the results prior to the Harland Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $115.9 and $11.6 during 2007 and 2006, respectively.

The pro forma information above for 2007 includes the impact of the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.4 and $12.2, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information above for 2006 includes the impact of non-recurring fair value adjustments to inventory of $1.3 resulting from the application of purchase accounting as a result of M & F Worldwide’s purchase of the Company on December 15, 2005.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($80.2 reflected in 2007 and 2006). These cost savings pertain to the termination of certain Harland employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Peldec Assets Purchase

On August 15, 2007, the Company’s indirect wholly owned Irish subsidiary, Harland Financial Solutions Worldwide Limited, purchased certain intellectual property (the ‘‘Products’’) and operations related to software products developed by Peldec Decision Systems Ltd. (‘‘Peldec’’), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Peldec’s results of operations have been included in the Company’s operations since August 15, 2007. Harland Financial Solutions, Inc. (‘‘HFS Inc.’’), a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 is due on the first anniversary of the closing date, and $5.0 is due on each of the second and third anniversaries of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the related agreements. Fees and expenses of $0.4 were capitalized in the purchase price. A preliminary allocation of the purchase price above resulted in identified intangible assets of $7.2.

The pro forma effects on the results of operations for the Peldec assets purchase were not material and are not included in the pro forma information presented above.

Acquisition of Clarke American

On December 15, 2005, CA Investment Corp. purchased 100% of the outstanding shares of Novar USA Inc. from Honeywell International Inc. (‘‘Honeywell’’) for $800.0 in cash. Clarke American (subsequently renamed Harland Clarke Holdings) is the successor by merger to Novar. Fees and expenses of $3.8 related to the Clarke American Acquisition were capitalized in the purchase price. The Clarke American Acquisition was financed with the Company’s $480.0 senior secured credit facilities, the 11.75% Senior Notes due 2013 (the ‘‘Senior Notes’’), and a contribution from M & F Worldwide to the Company of $202.5.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Clarke American Acquisition date:

Receivables	$24.6
Property, plant and equipment	102.9
Other assets	75.2
Goodwill	346.8
Other intangible assets	580.8
Total assets acquired	1,130.3
Deferred tax liabilities	234.4
Other liabilities	92.1
Net assets acquired	$803.8

As part of the application of purchase accounting, inventory was increased by $3.1 due to a fair value adjustment. The amount of the inventory fair value adjustment was then expensed as additional non-cash cost of revenues as the fair-valued inventory was sold (of which $1.3 was expensed in 2006 and $1.8 was expensed during the period December 15 to December 31, 2005). Approximately $6.7 of the goodwill related to Clarke American is deductible for tax purposes. In connection with the Clarke American Acquisition, the Company incurred $16.1 of fees related to the financing that are being amortized as non-cash interest expense using the effective interest method over the life of the related debt. On May 1, 2007, the debt was repaid and the remaining fees of $13.4 were written off.

Acquisition/Purchase by Honeywell

Effective April 1, 2005, Honeywell purchased the entire issued and ordinary preference share capital of Novar plc, and assumed control as of that date. The predecessor to Clarke American was until then an indirect wholly owned subsidiary of Novar plc. At the time of the acquisition, Honeywell announced its intention to divest the predecessor. A portion of the purchase price for Novar plc was allocated to the Clarke American business based on the estimated selling price for the business. The following table summarizes the estimated fair values of the assets and liabilities of Clarke American as of April 1, 2005:

Accounts receivable	$56.6
Property, plant and equipment	93.0
Other assets	87.5
Goodwill	336.4
Other intangible assets	552.0
Total assets acquired	1,125.5
Deferred tax liabilities	225.4
Notes payable	483.2
Other liabilities	110.9
Net assets acquired	$306.0

The intangible assets were amortized over their useful lives for the period April 1 to December 14, 2005, of which the weighted average was 22.7 years. As part of the application of purchase accounting, inventory was increased by $3.1 due to a fair value adjustment. The amount of the inventory fair value adjustment was then expensed as additional non-cash cost of revenues as the fair valued inventory was sold during the period April 1 to December 14, 2005. Approximately $6.7 of the related goodwill is deductible for tax purposes.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

4.	Inventories

Inventories consisted of the following:

	December 31,
	2007	2006
Finished goods	$7.8	$6.1
Work-in-progress	7.1	5.3
Raw materials	16.4	2.2
	$31.3	$13.6

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2007	2006
Machinery and equipment	$129.9	$64.0
Computer software and hardware	55.5	23.8
Leasehold improvements	20.9	12.4
Buildings and improvements	26.6	5.4
Furniture, fixtures and transportation equipment	18.5	5.1
Land	9.5	2.4
Construction-in-progress	9.2	5.9
	270.1	119.0
Accumulated depreciation	(83.8)	(26.6)
	$186.3	$92.4
Depreciation expense was $58.5, $25.9, $0.9, $17.1 and $5.5 for the years ended December 31, 2007 and 2006 and periods December 15 to December 31, 2005, April 1 to December 14, 2005, and January 1 to March 31, 2005, respectively, and includes the depreciation of the Company’s capital leases. Capitalized lease equipment was $6.3 at December 31, 2007 and 2006, and the related accumulated depreciation was $3.0 and $1.6 at December 31, 2007 and 2006, respectively.

Construction-in-progress mainly consists of investments in Harland Clarke’s information technology infrastructure, contact centers, production bindery and delivery systems.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

6.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Balance as of December 31, 2005	$349.0
Adjustments to goodwill	(2.2)
Balance as of December 31, 2006	346.8
Harland Acquisition	992.2
Peldec assets purchase	7.2
Effect of exchange rate changes	0.7
Balance as of December 31, 2007	$1,346.9

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Amortized intangible assets:
Customer relationships	6-30	$1,155.6	$483.3	$86.0	$27.9
Trademarks and tradenames	5-15	11.9	11.0	1.6	0.6
Covenants not to compete	3	0.4	0.4	0.4	0.4
Software	2-10	60.0	2.0	8.0	1.0
Patented technology	4-10	12.2	—	0.8	—
		1,240.1	496.7	96.8	29.9
Indefinite lived intangible assets:
Trademarks and tradenames		196.9	84.1	—	—
Total other intangible assets		$1,437.0	$580.8	$96.8	$29.9

Amortization expense was $67.7, $28.6, $1.3, $25.6 and $0.2 for the years ended December 31, 2007 and 2006 and the periods December 15 to December 31, 2005, April 1 to December 14, 2005 and January 1 to March 31, 2005, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Harland Acquisition was 17.6 years as of May 1, 2007. The weighted average amortization period for each major class of these amortizable intangible assets as of May 1, 2007 was as follows: customer relationships – 18.5 years, trademarks and tradenames – 4.7 years, software – 8.2 years and patented technology – 10.0 years. Intangible assets acquired in the Peldec assets purchase have a weighted average amortization period of 8.5 years as of the acquisition date.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2012 is as follows:

2008	$91.7
2009	88.9
2010	86.1
2011	79.9
2012	74.2

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

During 2007, the Company continued to experience greater revenue attrition than expected for Alcott Routon operations of the Harland Clarke segment. As a result of this, as well as management’s decision to change the business model, the Company assessed whether a portion of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on current expectations indicated an impairment and the intangible assets were written down to their current estimated fair value. As a result, an impairment charge of $3.1 was recorded and included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2007.

7.    Income Taxes

Information pertaining to the Company’s (loss) income before income taxes and the applicable (benefit) provision for income taxes is as follows:

	2007	2006	2005
	Successor	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)
	Year Ended Dec. 31	Year Ended Dec. 31	Dec. 15 to Dec. 31	Apr. 1 to Dec. 14	Jan 1 to Mar. 31
(Loss) income before income taxes:
Domestic	$(16.4)	$27.0	$(2.1)	$51.1	$18.5
Foreign	(4.4)	—	—	—	—
Total (loss) income before income taxes	$(20.8)	$27.0	$(2.1)	$51.1	$18.5
(Benefit) provision for income taxes:
Current:
Federal	$—	$18.0	$0.6	$30.6	$5.7
State and local	2.2	3.0	0.2	4.7	0.8
Foreign	—	—	—	—	—
	2.2	21.0	0.8	35.3	6.5
Deferred:
Federal	(5.9)	(7.5)	(1.4)	(12.8)	0.8
State and local	(1.7)	(6.0)	(0.2)	(2.4)	0.2
Foreign	—	—	—	—	—
	(7.6)	(13.5)	(1.6)	(15.2)	1.0
Total (benefit) provision for income taxes	$(5.4)	$7.5	$(0.8)	$20.1	$7.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Current:
Prepaid advertising	$(1.5)	$(1.3)
Deferred revenues	3.8	—
Net operating loss carryforwards	4.9	—
Accrued expenses and other liabilities	16.7	4.4
Net current deferred tax asset	23.9	3.1
Valuation allowance	(3.6)	—
	20.3	3.1
Long-term:
Property, plant and equipment	(20.3)	(13.2)
Postretirement benefits obligation	6.9	—
Deferred compensation	2.6	1.0
Intangible assets	(481.2)	(210.9)
Net operating loss carryforwards	6.9	—
Interest rate swap liability	8.9	—
Other	8.5	1.2
Net long-term tax liability	(467.7)	(221.9)
Valuation allowance	(4.9)	—
	(472.6)	(221.9)
Net deferred tax liabilities	$(452.3)	$(218.8)

The Company recorded net deferred tax liabilities of $254.1 in the purchase accounting for the Harland Acquisition.

At December 31, 2007, the Company had domestic federal net operating loss carryforwards of $16.4 (gross), of which $7.3 expires between 2020-2025 and $9.1 expiring between 2026-2030. Approximately $7.3 of the federal net operating loss carryforwards relate to acquisitions in 2002, 2004 and 2007 and therefore the utilization of these carryforwards is subject to annual limitations under the Internal Revenue Code and Regulations.

The Company had domestic state net operating loss carryforwards totaling $5.4 (tax effected), with $0.2 expiring between 2008-2009, $1.1 expiring between 2010-2019, and the remainder expiring beyond 2019.

The Company had domestic tax credits of $1.7 (tax effected) of which $1.0 expires between 2020-2025 and $0.6 that do not expire. In addition, the Company had foreign net operating loss carryforwards of $0.2 and $4.1 for Israel and Ireland, respectively. These foreign carryforwards have no expiration dates.

The Company has established a valuation allowance for certain federal and state net operating loss carryovers, federal and state tax credit carryforwards and foreign losses. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2007 there was a valuation allowance of $8.5 for such items, of which $7.6 would be recorded as a reduction to goodwill if utilized. The valuation

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

allowance for deferred tax assets increased by $8.5. The increase in this allowance was primarily due to the Harland Acquisition and foreign losses created in 2007.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	2007	2006	2005
	Successor	Successor	Successor	Predecessor (Honeywell)	Predecessor (Novar)
	Year Ended Dec. 31	Year Ended Dec. 31	Dec. 15 to Dec. 31	Apr. 1 to Dec. 14	Jan 1 to Mar. 31
Statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State and local taxes	0.5%	3.8%	2.3%	2.9%	3.2%
Establishment of liabilities for tax reserves	—	—	—	1.5%	1.6%
Foreign loss for which no benefit was recorded	(7.4)%	—	—	—	—
Effect of changes in state tax rates on deferred taxes	—	(10.8)%	—	—	—
Other	(2.1)%	(0.2)%	(0.1)%	(0.2)%	0.7%
	26.0%	27.8%	37.2%	39.2%	40.5%

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on the Company’s behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, the Company makes periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that the Company would have had for each taxable period if the Company had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that the Company is included in any such group for foreign, state or local tax purposes. During 2007, 2006 and 2005, the Company made net payments to M & F Worldwide of $5.3, $19.3 and $0.0, respectively under the tax sharing agreement.

To the extent that the Company has losses for tax purposes, the tax sharing agreement permits the Company to carry those losses back to periods beginning on or after December 15, 2005, and forward for so long as the Company is included in the affiliated group of which M & F Worldwide is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments the Company otherwise would be required to make to M & F Worldwide in years in which it has current income for tax purposes. If the loss is carried back to the previous period, M & F Worldwide shall pay the Company an amount equal to the decrease of the taxes the Company would have benefited as a result of the carry back.

In connection with the Clarke American Acquisition, Honeywell has agreed to indemnify M & F Worldwide and its affiliates, including the Company, for certain income tax liabilities that arose prior to the Clarke American Acquisition and M & F Worldwide has agreed to reimburse to the Company an amount equal to 100% of any payment received (unless M & F Worldwide incurs any such liabilities directly).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$9.9
Additions from acquisitions	9.6
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	—
Reductions for tax positions for prior years	(0.2)
Settlements	—
Balance as of December 31, 2007	$19.3

Of the amounts reflected in the table above at December 31, 2007, there are no tax benefits that if recognized, would reduce the Company’s annual effective tax rate. As of January 1, 2007, the Company had approximately $4.1 of accrued interest and penalties and approximately $5.8 as of December 31, 2007. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company and its subsidiaries joins in the filing of U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In 2007, Internal Revenue Service commenced an examination of Harland’s U.S. income tax returns for 2005. In addition, there are ongoing examinations with various states.

8.	Stock-Based Compensation

As of December 31, 2007 and 2006, the Company had no stock-based compensation arrangements. Prior to the acquisition of the Company by Honeywell on April 1, 2005, certain employees of the Company were granted options to purchase shares of Novar plc under the Novar plc Executive Share Option Scheme and the Novar plc 1996 Executive Share Option Scheme (the ‘‘Plans’’). Under the Plans, options were generally granted with exercise prices equal to the quoted market price of Novar plc’s stock on the date of the grant. As a result of the acquisition by Honeywell, the Company recognized all unearned deferred stock compensation expense of $3.4 as additional expense during the period January 1 to March 31, 2005.

M & F Worldwide has stock option plans, which provide for the award of stock options for M & F Worldwide common stock. However, no employees of the Company have received grants of stock options under the stock plans of M & F Worldwide as of December 31, 2007 and 2006.

9.	Retirement Plans

The Company, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to the plans totaled $11.4, $5.2, $0.2, $3.6 and $1.6 for the years ended December 31, 2007 and 2006 and the periods from December 15 to December 31, 2005, April 1 to December 14, 2005, and January 1 to March 31, 2005, respectively.

Primarily as a result of the Harland Acquisition, the Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.5 at December 31, 2007. Accretion expense recognized for these agreements was not significant.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

10.    Other Postretirement Plans

As a result of the Harland Acquisition, the Company currently sponsors two unfunded defined benefit postretirement plans that cover certain salaried and non-salaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of providing the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

The accrued postretirement benefit obligation (‘‘APBO’’) as of May 1, 2007, the date of the Harland Acquisition, was $17.3. For the May 1, 2007 to December 31, 2007 period, the Company contributed $0.8 to these plans. The Company expects to contribute $1.0 to these plans in 2008.

The following table presents the changes in the APBO from May 1, 2007 to December 31, 2007 and reconciles the plans’ status to the accrued postretirement health care and life insurance liability reflected on the accompanying consolidated balance sheet as of December 31, 2007:

APBO at May 1 (date of Harland Acquisition)	$17.3
Interest cost	0.6
Benefits paid	(1.6)
Retiree contributions	0.8
Actuarial gain	(1.5)
APBO at December 31	$15.6
Included in accrued salaries, wages and employee benefits	0.9
Included in other liabilities	14.7
APBO at December 31	$15.6

The following table presents the changes in the fair value of plan assets and the funded status from May 1, 2007 to December 31, 2007:

Fair value of plan assets as of May 1 (date of Harland Acquisition)	$—
Employer contributions	0.8
Retiree contributions	0.8
Benefits paid	(1.6)
Fair value of plan assets at December 31	$—
Funded status	$(15.6)
Unrecognized actuarial net gain	(1.5)
Cumulative benefit to other comprehensive income	1.5
Benefit obligation at December 31	$(15.6)

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Net periodic postretirement benefit costs for the period May 1, 2007 to December 31, 2007 were as follows:

Interest on accumulated postretirement benefit obligation	$0.6
Net amortization	—
Net postretirement benefit cost	$0.6

The weighted average discount rate used to determine benefit obligations as of December 31, 2007 and May 1, 2007 were 5.75% and 5.75%, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost for the 2007 period was 5.75%. The annual health care cost trend rate used for 2008 to determine benefit obligations at December 31, 2007 was assumed to be 8.0%. The estimated annual health care cost trend rates grade down proportionally to 4.5% at 2015, the year that the ultimate trend rate is reached. Participant contributions are assumed to increase with health care cost trend rates.

The health care cost trend rate assumptions, which are net of participant contributions and subsidies, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total interest cost for 2007	$0.0	$(0.0)
Effect on postretirement benefit obligation at December 31, 2007	1.1	(0.9)

The following reflects the estimated future benefit payments, net of estimated participant contributions and subsidies:

2008	$0.9
2009	0.9
2010	0.9
2011	0.9
2012	0.9
2013-2017	4.7

The Company recognized a net actuarial gain of $1.5 in other comprehensive income in 2007. During 2007, there were no reclassification adjustments or amortization of the actuarial gain included in other comprehensive loss. The Company does not expect any net amortization will be included in 2008 net periodic postretirement benefit costs.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

11.    Long-Term Debt

	December 31,
	2007	2006
$1,900.0 Senior Secured Credit Facilities	$1,791.0	$—
Senior Floating Rate Notes due 2015	305.0	—
9.50% Senior Fixed Rate Notes due 2015	310.0	—
$480.0 Prior Credit Facilities, net of $1.8 of unamortized original discount at December 31, 2006	—	423.2
11.75% Senior Notes due 2013	—	175.0
Capital lease obligations and other indebtedness	3.9	5.6
	2,409.9	603.8
Less: current maturities	(20.1)	(46.6)
Long-term debt, net of current maturities	$2,389.8	$557.2

$1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, Harland Clarke Holdings and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the ‘‘Credit Agreement’’).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the ‘‘Term Loan’’), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. Harland Clarke Holdings is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of Harland Clarke Holdings’ excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the ‘‘Revolver’’) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 7.3% at December 31, 2007. As of December 31, 2007, there were no borrowings under the Revolver and there was $84.2 available for borrowing (giving effect to the issuance of $15.8 of letters of credit).

Under certain circumstances, the Company is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement and the 2015 Senior Notes (as defined below) allow the Company to incur substantial additional debt.

Loans under the Credit Agreement bear at the Company’s option, interest at:

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Harland Clarke Holdings and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under the Credit Agreement. In addition, the Company’s direct parent, CA Acquisition Holdings, Inc., is a guarantor under the Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of the Company’s, each of the co-borrowers’ and the guarantors’ tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of Harland Clarke Holdings or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

The Credit Agreement also contains certain customary events of default. Such events of default include, but are not limited to: non-payment of amounts when due; violation of covenants; material inaccuracy of representations and warranties; cross default and cross acceleration with respect to other material debt; bankruptcy and other insolvency events; certain ERISA events; invalidity of guarantees or security documents; and material judgments. Some of these events of default allow for grace periods.

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

Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 9.62% at December 31, 2007. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

Prior Credit Facilities

Concurrent with the completion of M & F Worldwide’s acquisition of Clarke American (since renamed Harland Clarke Holdings) in December 2005, the Company, as Borrower, entered into senior secured credit facilities (the ‘‘Prior Credit Facilities’’), which provided for a revolving credit facility (the ‘‘Prior Revolver’’) in the amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011 (the ‘‘Prior Term Loan’’). The outstanding principal balance under the Prior Credit Facilities of $393.7 was repaid on May 1, 2007 in connection with the Harland Acquisition and related financing transactions, along with accrued interest through the date of repayment of $2.9 and prepayment penalties of $3.9.

The Prior Term Loan had an aggregate principal amount at maturity of $440.0. The Company assumed $437.8 of net obligations from its issuance, net of original discount of 0.5%. The original discount was being amortized as non-cash interest expense over the life of the term loan facility using the effective interest method, and the unamortized amount of $1.5 was written off in 2007 upon repayment of the debt. The Prior Term Loan required that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed thereunder. The amount of the excess cash flow payment, with respect to 2006, included in current maturities was $26.5 at December 31, 2006 and such amount was paid in February 2007. At the time of the excess cash flow payment, the Company wrote-off deferred financing fees of $0.6.

Senior Notes due 2013

Concurrent with the completion of M & F Worldwide’s acquisition of Clarke American (since renamed Harland Clarke Holdings) in December 2005, the Company issued $175.0 principal amount of 11.75% Senior Notes due December 15, 2013 (the ‘‘2013 Senior Notes’’). All of these notes were

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

either repurchased in a tender offer that closed on May 3, 2007 or redeemed on June 4, 2007 for total consideration of $220.1, including prepayment premiums and consent payments totaling $37.3 and accrued interest of $7.8. The 2013 Senior Notes were to mature on December 15, 2013 and paid interest at a rate per annum of 11.75% on June 15 and December 15 of each year. The 2013 Senior Notes were unsecured and were subordinated to all of the Company’s secured indebtedness.

Loss on Early Extinguishment of Debt

In connection with the extinguishment of the Company’s Prior Credit Facilities and the 2013 Senior Notes, the Company recorded a total loss on early extinguishment of debt of $54.6, consisting of the following: the $37.3 prepayment premiums and consent payments on the 2013 Senior Notes, the $3.9 prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 for the write-off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Capital Lease Obligations and Other Indebtedness

The Company has outstanding capital lease obligations with principal balances totaling $3.4 and $4.6 at December 31, 2007 and 2006, respectively. These obligations have imputed interest rates ranging from 3.6% to 6.0%, respectively, and have required payments, including interest, of $1.7 in 2008, $1.6 in 2009 and $0.3 in 2010. The Company also had $0.5 and $1.0 outstanding under an information technology financing obligation at December 31, 2007 and 2006, respectively.

Interest Rate Hedges

During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with notional amounts totaling $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of its variable interest rate Prior Credit Facilities. On May 1, 2007, the Prior Credit Facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of its Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 over the remaining life of the derivative contract using the straight-line method in interest expense in the consolidated statements of operations.

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

As of December 31, 2007 and 2006, the Company recorded a liability of $22.7 and an asset of $0.1, respectively, related to these derivative instruments in other liabilities and other assets in the accompanying consolidated balance sheets.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Annual Maturities

Annual maturities of long-term debt during the next five years are as follows:

2008	$20.1
2009	19.5
2010	18.0
2011	18.0
2012	18.0

12.    Financial Instruments

Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, marketable securities, accounts payable and accrued liabilities approximate fair value. The fair value of the Company’s long-term debt is based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt at December 31, 2007 was approximately $270.3 lower than the carrying value of $2,409.9. The estimated fair value of long-term debt at December 31, 2006 was approximately $27.0 higher than the carrying value of $603.8.

13.    Restructuring

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expected expenditures for these closures are $2.7.

Subsequent to the Harland Acquisition

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, as well as executive and shared services costs. The Company’s planned initiatives primarily include the following:

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

As discussed in Note 3, the Company recorded $18.2 of severance and severance-related costs for the termination of certain Harland employees and $3.7 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting in 2007, subsequent to the Harland Acquisition, the Company expensed $1.5, net of adjustments, for severance and severance-related costs for the termination of certain of the Company’s historical employees and $2.6 for facilities and other costs for the closure of certain of the Company’s historical facilities. Of the liabilities recorded in purchase accounting, $12.8 relates to the Harland Clarke segment, $7.5 relates to the Harland Financial Solutions segment and $1.6 relates to the Corporate segment. All of the restructuring costs expensed during 2007 relate to the Harland Clarke segment.

With respect to the restructuring costs totaling $4.1, which were expensed subsequent to the Harland Acquisition, the Company expects to complete the planned facilities closures and employee terminations by April 2008, with ongoing lease commitments through 2010. The remaining amounts of the $4.1 of restructuring costs the Company expects to pay include approximately $0.5 for the termination of certain pre-Harland Acquisition employees and $1.3 for facilities and other costs.

The following table details the components of the Company’s restructuring accruals in 2007, 2006 and 2005:

	Beginning Balance	Established in Purchase Accounting	Expensed	Paid in Cash	Ending Balance
Year Ended December 31, 2007:
Severance and severance related	$1.7	$18.2	$2.9	$(13.6)	$9.2
Facilities closures	1.0	3.7	2.7	(2.8)	4.6
	$2.7	$21.9	$5.6	$(16.4)	$13.8
Year Ended December 31, 2006:
Severance and severance related	$1.8	$—	$3.2	$(3.3)	$1.7
Facilities closures	1.6	—	0.1	(0.7)	1.0
	$3.4	$—	$3.3	$(4.0)	$2.7
Year Ended December 31, 2005:
Severance and severance related	$0.8	$3.8	$1.5	$(4.3)	$1.8
Facilities closures	—	1.7	0.7	(0.8)	1.6
	$0.8	$5.5	$2.2	$(5.1)	$3.4

Restructuring accruals are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance through December 2008 and the remaining facilities closure costs and other costs through February 2010.

In addition to the amounts disclosed in the table above, the Company also incurred other costs related to the facility closures, including inventory write-offs, training, hiring, relocation and travel.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

14.    Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property and equipment under operating leases that expire at various dates through 2018. Certain of these leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2007, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2008	24.5
2009	22.1
2010	18.2
2011	15.2
2012	10.5
Thereafter	17.0

Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $2.8.

Total lease expense for all operating leases was $20.7, $8.2, $0.3, $8.9, and $3.7 for the years ended December 31, 2007 and 2006 and the periods December 15 to December 31, 2005, April 1 to December 14, 2005 and January 1 to March 31, 2005, respectively.

At December 31, 2007, the Company had obligations to purchase approximately $10.8 of raw materials.

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s business. In the stock purchase agreement executed in connection with the acquisition of the Company by M & F Worldwide, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. See Note 7 for certain tax matters indemnified by Honeywell.

Other

Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, safety and health matters, employment matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

15.    Transactions with Affiliates

In accordance with SEC Staff Accounting Bulletin 79, ‘‘Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),’’ the Company expensed $2.1 and $0.5 during the years ended December 31, 2007 and 2006, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Since December 15, 2005, the Company participates in MacAndrews & Forbes Holdings Inc.’s directors and officer’s insurance program, which covers the Company as well as MacAndrews & Forbes Holdings Inc. and its other affiliates. MacAndrews & Forbes Holdings Inc. directly and indirectly beneficially owned, as of December 31, 2007, approximately 39.4% of outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings Inc. for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2007, the Company recorded prepaid expenses of $0.4 relating to the directors and officers insurance program in the accompanying consolidated balance sheet. The Company paid $0.4 to MacAndrews & Forbes Holdings Inc. in 2007 under the insurance program. No payments to MacAndrews & Forbes Holdings Inc. were made in 2006 under the insurance program.

The Company paid a cash dividend in the amount of $1.8 and $1.5 during 2007 and 2006, respectively, to M & F Worldwide to cover certain public company related expenses.

M & F Worldwide paid $10.0 in June 2007 to MacAndrews & Forbes Holdings Inc. for its service in sourcing, analyzing, negotiating and executing the Harland Acquisition. As discussed in Note 3, the Company reimbursed M & F Worldwide for that payment during the third quarter of 2007 and has included this fee in the purchase price for the Harland Acquisition. As also discussed in Note 3 above, the Company paid $3.0 to M & F Worldwide during 2007 to reimburse it for professional fees paid by M & F Worldwide relating to the Harland Acquisition.

During 2005, the Company had long-term debt payable to its relevant predecessor parents as well as notes receivable from its predecessor parents and other related parties. The Company incurred interest expense of $3.5 and $5.7 during the periods April 1, 2005 to December 14, 2005 and January 1, 2005 to March 31, 2005, respectively. The Company earned interest income of $1.1 and $0.1 during the periods April 1 to December 14, 2005 and January 1 to March 31, 2005, respectively. All of the related party notes were retired as of the completion of the Clarke American Acquisition on December 15, 2005.

16.    Significant Clients

The Company’s top 20 clients accounted for approximately 33%, 53%, 53%, 49%, and 46% of the Company’s revenues during the years ended December 31, 2007 and 2006 and the periods December 15 to December 31, 2005, April 1 to December 14, 2005, and January 1 to March 31, 2005, respectively, with sales to Bank of America representing a significant portion of such revenues in the Harland Clarke segment.

17.    Business Segment Information

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

Prior period results in the tables below have been restated to conform to the business segment changes as described above. See Note 3 for additional disclosures regarding the Harland Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Selected summarized financial information for 2007, 2006 and 2005 is as follows:

	Harland Clarke(1)	Harland Financial Solutions(1)	Scantron(1)	Corporate and Other	Total
Product revenues, net:
2007	$1,101.4	$50.3	$47.6	—	$1,199.3
2006	622.3	—	—	—	622.3
12/15 – 12/31/2005	24.1	—	—	—	24.1
4/1 – 12/14/2005	439.9	—	—	—	439.9
1/1 – 3/31/2005	154.4	—	—	—	154.4
Service revenues, net:
2007	$2.5	$161.0	$7.1	—	$170.6
2006	1.6	—	—	—	1.6
12/15 – 12/31/2005	—	—	—	—	—
4/1 – 12/14/2005	—	—	—	—	—
1/1 – 3/31/2005	—	—	—	—	—
Intersegment revenues:
2007	$0.6	$0.6	$—	$(1.2)	$—
2006	—	—	—	—	—
12/15 – 12/31/2005	—	—	—	—	—
4/1 – 12/14/2005	—	—	—	—	—
1/1 – 3/31/2005	—	—	—	—	—
Operating income (loss):
2007	$181.1	$22.2	$7.0	$(16.1)	$194.2
2006	87.0	—	—	—	87.0
12/15 – 12/31/2005	0.7	—	—	—	0.7
4/1 – 12/14/2005	53.5	—	—	—	53.5
1/1 – 3/31/2005	24.1	—	—	—	24.1
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
2007	$98.2	$18.8	$9.1	$0.1	$126.2
2006	54.5	—	—	—	54.5
12/15 – 12/31/2005	2.2	—	—	—	2.2
4/1 – 12/14/2005	42.7	—	—	—	42.7
1/1 – 3/31/2005	5.7	—	—	—	5.7
Capital expenditures (excluding capital leases):
2007	$18.0	$6.0	$1.5	$—	$25.5
2006	14.7	—	—	—	14.7
12/15 – 12/31/2005	1.1	—	—	—	1.1
4/1 – 12/14/2005	14.7	—	—	—	14.7
1/1 – 3/31/2005	2.6	—	—	—	2.6
Total assets:
December 31, 2007	$1,734.0	$1,093.4	$356.5	$263.7	$3,447.6
December 31, 2006	1,118.3	—	—	—	1,118.3
(1)	Includes results from the acquired Harland and Peldec businesses from the respective dates of acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

18.    Subsequent Events

On February 13, 2008, M & F Worldwide entered into a Membership Interest Purchase Agreement (the ‘‘Purchase Agreement’’), with Pearson Inc. and NCS Pearson, Inc. (‘‘NCS Pearson’’), pursuant to which, upon the terms and subject to the conditions set forth therein, M & F Worldwide or its designee would purchase all of the limited liability membership interests of Data Management I LLC (‘‘Data Management’’), a wholly owned subsidiary of NCS Pearson, for $225.0 in cash, subject to post-closing adjustments (the ‘‘Data Management Purchase’’). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanners and related software, and provides survey consulting and tracking services, including medical device tracking, to corporate and government clients. Prior to the completion of the Data Management Purchase, M & F Worldwide assigned the Data Management Purchase Agreement to the Company’s indirect wholly owned subsidiary, Scantron Corporation, which completed the Data Management Purchase on February 22, 2008. Upon completion of the Data Management Purchase, Data Management became a wholly owned subsidiary of Scantron Corporation. The Company financed the Data Management Purchase and related fees and expenses with available cash. In connection with the Data Management Purchase, the Company paid $2.0 to MacAndrews & Forbes Holdings Inc. on February 22, 2008 for services in sourcing, analyzing, negotiating and executing the Data Management acquisition.

Schedule II — Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2007, 2006 and 2005.

	Beginning Balance	Amounts Reserved	Balance Written Off	Ending Balance
Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves
December 31, 2007	$—	$5.4	$3.0	$2.4
December 31, 2006	$—	$—	$—	$—
December 31, 2005	$0.3	$—	$0.3	$—