Form 10-Q
period 2008-03-31
HARLAND CLARKE HOLDINGS CORP
filed 2008-05-09
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
or

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

(770) 981-9460
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No

As of March 31, 2008, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

HARLAND CLARKE HOLDINGS CORP.

 Index to Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36.3	$239.7
Accounts receivable (net of allowances of $2.6 and $2.4)	125.6	100.3
Inventories	36.5	31.3
Income taxes receivable	12.7	16.8
Deferred tax assets	21.1	20.3
Prepaid expenses and other current assets	42.5	41.7
Total current assets	274.7	450.1
Property, plant and equipment	305.4	270.1
Less accumulated depreciation	(100.6)	(83.8)
Property, plant and equipment, net	204.8	186.3
Goodwill	1,456.9	1,346.9
Other intangible assets, net	1,402.1	1,340.7
Contract acquisition payments, net	58.4	51.6
Other assets	69.6	72.0
Total assets	$3,466.5	$3,447.6
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$68.2	$64.2
Deferred revenues	97.7	86.3
Current maturities of long-term debt	19.5	20.1
Accrued liabilities:
Salaries, wages and employee benefits	52.5	71.9
Income and other taxes payable	29.4	11.1
Customer incentives	22.5	26.0
Acquisition-related payments	—	2.9
Payable to parent	2.8	2.1
Other current liabilities	49.0	33.5
Total current liabilities	341.6	318.1
Long-term debt	2,385.0	2,389.8
Deferred tax liabilities	455.2	472.6
Other liabilities	96.5	76.6
Commitments and contingencies
Stockholder’s equity:
Common stock – 200 shares authorized; par value $0.01; 100 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	202.5	202.5
Retained earnings (deficit)	6.7	(0.5)
Accumulated other comprehensive loss, net of taxes	(21.0)	(11.5)
Total stockholder’s equity	188.2	190.5
Total liabilities and stockholder’s equity	$3,466.5	$3,447.6

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Product revenues, net	$374.8	$164.5
Service revenues, net	69.7	0.1
Total net revenues	444.5	164.6
Cost of products sold	232.2	101.4
Cost of services provided	36.0	0.1
Total cost of revenues	268.2	101.5
Gross profit	176.3	63.1
Selling, general and administrative expenses	113.7	38.5
Restructuring costs	1.4	1.2
Operating income	61.2	23.4
Interest income	1.4	—
Interest expense	(50.2)	(15.3)
Other expense, net	(0.3)	—
Income before income taxes	12.1	8.1
Provision for income taxes	4.9	3.0
Net income	$7.2	$5.1

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$7.2	$5.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.3	6.5
Amortization of intangible assets	23.7	7.3
Amortization of deferred financing fees and original discount	2.0	1.4
Deferred income taxes	(10.4)	(3.8)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(9.3)	(6.7)
Inventories	2.5	1.0
Payable to parent	0.7	—
Prepaid expenses and other assets	(0.2)	(2.3)
Accounts payable and accrued expenses	(12.7)	1.7
Deferred revenue	6.5	(0.4)
Contract acquisition payments, net	(6.7)	1.0
Income and other taxes	19.7	5.8
Other, net	0.2	—
Net cash provided by operating activities	40.5	16.6
Investing activities
Fees and expenses related to the Harland Acquisition	(2.9)	—
Purchase of Data Management	(223.0)	—
Proceeds from sale of property, plant and equipment	0.1	0.5
Capital expenditures	(12.5)	(1.6)
Capitalized interest	(0.1)	(0.1)
Other, net	(0.1)	—
Net cash used in investing activities	(238.5)	(1.2)
Financing activities
Borrowings on credit agreement	30.0	—
Repayments of credit agreements and other borrowings	(35.4)	(32.1)
Net cash used in financing activities	(5.4)	(32.1)
Net decrease in cash and cash equivalents	(203.4)	(16.7)
Cash and cash equivalents at beginning of period	239.7	30.5
Cash and cash equivalents at end of period	$36.3	$13.8
Supplemental disclosure of cash paid (received) for:
Interest, net of amounts capitalized	$32.8	$9.1
Income taxes, net of refunds	(4.2)	1.0

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

1.	Description of Business and Basis of Presentation

Harland Clarke Holdings Corp. (‘‘Harland Clarke Holdings’’ and, together with its subsidiaries, the ‘‘Company’’) is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (‘‘M & F Worldwide’’) purchased 100% of the capital stock of Novar USA Inc. (‘‘Novar’’) (the ‘‘Clarke American Acquisition’’) and was renamed Clarke American Corp. (‘‘Clarke American’’) which is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (‘‘Harland’’), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the ‘‘Harland Acquisition’’) (see Note 3). After the closing of the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American to Harland Clarke Holdings.

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (‘‘Data Management’’) from NCS Pearson for $220.4 in cash after giving effect to a preliminary working capital adjustment and subject to further post-closing adjustments (the ‘‘Data Management Acquisition’’) (see Note 3). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

Subsequent to the acquisition of Harland, the Company reorganized its business and corporate structure along the following three business segments: Harland Clarke (which consists of the combined check business and related products and services of Clarke American and Harland), Harland Financial Solutions and Scantron.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for their clients, including sales and ordering services for checks and related products and services, customer care and banking support, and marketing services.

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services and field maintenance services.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company consolidates the results of operations and accounts of businesses acquired from the date of acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2007 Annual Report on Form 10-K.

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 10). The Company is a holding company, and has no independent assets at March 31, 2008, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are minor.

2.	Summary of Significant Accounting Policies

Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation. These reclassifications primarily relate to the presentation of restructuring costs as a separate line item in the consolidated statements of income and the inclusion of internally developed intangible assets in other intangible assets, net in the consolidated balance sheets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurement.’’ SFAS No. 157, as amended by FASB Staff Position No. FAS 157-1, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance and does not apply to certain lease arrangements. SFAS No. 157, as amended by FASB Staff Position No. FAS 157-2, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007, with exception of certain nonfinancial assets and nonfinancial liabilities for which SFAS No. 157 is

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement effective January 1, 2008 did not have a material effect on the Company’s consolidated results of operations and financial position (see Note 14).

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Upon adoption of this standard effective January 1, 2008, the Company did not elect the fair value option for any assets and liabilities under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘‘Business Combinations’’ (‘‘SFAS No. 141R’’). SFAS No. 141R will change the accounting for business combinations. Under the requirements of SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for any acquisition in 2009 and beyond.

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

In March 2008, the FASB issued SFAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities.’’ The new standard requires enhanced disclosures about the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will increase disclosure requirements and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

3.    Acquisitions

Acquisition of Data Management

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $220.4 in cash after giving effect to a preliminary working capital adjustment and subject to further post-closing adjustments. Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.1 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Data Management Acquisition date:

Accounts receivable		$16.0
Inventories		7.7
Property, plant and equipment		25.6
Goodwill		107.1
Other intangible assets:
Customer relationships	$73.8
Trademarks and tradenames	2.4
Patented technology and software	8.2
Total other intangible assets		84.4
Other assets		1.9
Total assets acquired		242.7
Deferred revenues		7.6
Other liabilities		10.6
Net assets acquired		$224.5

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $105.4 and intangible assets in the amount of approximately $84.4 related to Data Management are deductible for tax purposes. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of Data Management, which includes the assembled workforce and synergies that are expected to be achieved.

As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities, which are subject to further refinement. The Company recorded $2.8 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation in accordance with FASB’s Emerging Issues Task Force (‘‘EITF’’) Issue 95-3. See Note 12 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory of Data Management was preliminarily increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $0.3 was expensed during the three months ended March 31, 2008).

Also as part of the application of purchase accounting, deferred revenue of Data Management was preliminarily decreased by $1.5 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.1 was reflected as reduced revenues during the three months ended March 31, 2008). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve-month period following the Data Management Acquisition.

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid by M & F Worldwide to MacAndrews & Forbes Holdings Inc. (which, as of March 31, 2008, beneficially owned approximately 39.4% of the outstanding M & F Worldwide common stock) for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 13). The Company reimbursed M & F Worldwide for that payment during 2007. The capitalized fees and expenses also include $3.0 paid by the Company to M & F Worldwide to reimburse it for professional fees paid related to the Harland Acquisition.

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
$2,415.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		128.4
Goodwill		994.5
Other intangible assets:
Customer relationships	$674.6
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.8
Total other intangible assets		852.3
Other assets		144.6
Total assets acquired		2,228.0
Deferred revenues		77.9
Long-term debt		229.1
Deferred tax liabilities		272.1
Other liabilities		183.4
Net assets acquired		$1,465.5

The above purchase price allocation is substantially complete. The resulting goodwill allocation to the segments and reporting units is subject to refinement as the Company finalizes the allocation of certain assets and liabilities to the segments and reporting units. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes.

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

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.2 was reflected as reduced revenues during the three months ended March 31, 2008 and $12.2 was reflected as reduced revenues during the period from May 1, 2007 to December 31, 2007).

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Harland Acquisition and related financing transactions and the Data Management Acquisition had occurred as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

purposes only and is not indicative of the results of operations that would have been achieved if these transactions had taken place at the beginning of each of the periods presented, nor does it purport to represent results of operations for future periods.

	Pro Forma
	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net revenues	$461.8	$454.1
Operating income	71.4	63.6
Net income	13.4	7.5
Depreciation and amortization (excluding amortization of deferred financing fees)	42.8	42.8

In the pro forma information above, the results prior to the Harland Acquisition and the Data Management Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the preliminary purchase price allocations; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt in connection with the Harland Acquisition; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock-based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $8.5 during the three months ended March 31, 2007.

The pro forma information above for the 2008 period includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.3 and $1.3, respectively.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($19.9 reflected in the three months ended March 31, 2008 and 2007 for the Harland Acquisition and $1.1 reflected in the three months ended March 31, 2008 and 2007 for the Data Management Acquisition). These cost savings pertain to the termination of certain Harland and Data Management employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Peldec Assets Purchase

On August 15, 2007, the Company’s indirect, wholly owned Irish subsidiary, Harland Financial Solutions Worldwide Limited, purchased certain intellectual property (the ‘‘Products’’) and operations related to software products developed by Peldec Decision Systems Ltd. (‘‘Peldec’’), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Peldec’s results of operations have been included in the Company’s operations since August 15, 2007. Harland Financial Solutions, Inc, a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 is due on the first anniversary of the closing date, and $5.0 is due on each of the second and third anniversaries of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the related agreements. Fees and expenses of $0.4 were capitalized in the purchase price. The allocation of the purchase price above resulted in identified intangible assets of $7.2.

The pro forma effects on the results of operations for the Peldec assets purchase were not material and are not included in the pro forma information presented above.

4.    Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Finished goods	$7.4	$7.8
Work-in-process	6.8	7.1
Raw materials	22.3	16.4
	$36.5	$31.3

5.    Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the three months ended March 31, 2008 is as follows:

Balance as of December 31, 2007	$1,346.9
Acquisition of Data Management	107.1
Adjustments to goodwill	2.3
Effect of exchange rate changes	0.6
Balance as of March 31, 2008	$1,456.9

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Amortized intangible assets:
Customer relationships	3 – 30	$1,229.5	$1,155.6	$106.4	$86.0
Trademarks and tradenames	5 – 15	14.3	11.9	1.9	1.6
Software and other	2 – 10	60.9	60.2	10.6	8.0
Developed technology	4 – 10	0.3	0.3	—	—
Patented technology	4 – 20	20.3	12.2	1.2	0.8
		1,325.3	1,240.2	120.1	96.4
Indefinite lived intangible assets:
Trademarks and tradenames		196.9	196.9	—	—
Total other intangibles		$1,522.2	$1,437.1	$120.1	$96.4

Amortization expense was $23.7 and $7.3 for the three months ended March 31, 2008 and 2007, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Data Management Acquisition was 15.9 years as of February 22, 2008. The weighted average amortization period for each major class of these amortizable intangible assets as of February 22, 2008 was as follows: customer relationships – 15.6 years, trademarks and tradenames – 14.8 years, software – 9.8 years and patented technology – 18.9 years.

Estimated aggregate amortization expense for intangible assets through December 31, 2012 is as follows:

Nine months ending December 31, 2008	$74.6
Year ending December 31, 2009	97.4
Year ending December 31, 2010	94.2
Year ending December 31, 2011	87.5
Year ending December 31, 2012	81.6

6.	Business Segment Information

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along three reportable segments together with a corporate group for certain support services. The reorganization aligned the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. The acquired Data Management operations are included in the Scantron segment. During the first quarter of 2008, the Company transferred its field maintenance services from the Harland Financial Solutions segment to the Scantron segment. This transfer was implemented to align the field maintenance services with Scantron as a result of the

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Data Management Acquisition. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment — Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides core processing, retail and lending solutions to financial and other institutions. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment — Provides data collection, testing and assessment products and services as well as field maintenance services which are sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

Prior period results in the tables below have been restated to conform to the business segment changes as described above.

Selected summarized financial information for the three months ended March 31, 2008 and 2007 was as follows:

	Harland Clarke(1)	Harland Financial Solutions(1)	Scantron(1)	Corporate and Other	Total
Product revenues, net:
Three months ended March 31, 2008	$330.7	$18.6	$25.5	$—	$374.8
Three months ended March 31, 2007	164.5	—	—	—	164.5
Service revenues, net:
Three months ended March 31, 2008	$1.2	$52.6	$15.9	$—	$69.7
Three months ended March 31, 2007	0.1	—	—	—	0.1
Intersegment revenues:
Three months ended March 31, 2008	$0.2	$—	$0.2	$(0.4)	$—
Three months ended March 31, 2007	—	—	—	—	—
Operating income (loss):
Three months ended March 31, 2008	$53.3	$6.4	$5.7	$(4.2)	$61.2
Three months ended March 31, 2007	23.4	—	—	—	23.4
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Three months ended March 31, 2008	$28.9	$7.3	$4.8	$—	$41.0
Three months ended March 31, 2007	13.8	—	—	—	13.8
Capital expenditures (excluding capital leases):
Three months ended March 31, 2008	$10.3	$1.6	$0.6	$—	$12.5
Three months ended March 31, 2007	1.6	—	—	—	1.6
Total assets:
At March 31, 2008	$1,724.5	$992.6	$695.7	$53.7	$3,466.5
At December 31, 2007	1,734.0	996.6	453.3	263.7	3,447.6

(1)	Includes results of the acquired Harland, Peldec and Data Management businesses from the respective dates of acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

7.    Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$7.2	$5.1
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	—
Changes in fair value of cash flow hedging instruments, net of taxes of $6.7 and $0.1	(10.5)	(0.3)
Comprehensive income (loss)	$(2.3)	$4.8

8.     Postretirement Defined Benefit Plans

As a result of the Harland Acquisition, the Company currently sponsors unfunded defined benefit postretirement plans that cover certain salaried and nonsalaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired from Harland prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company currently contributes approximately 50% of the cost of providing the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of providing the medical plan. The life insurance plan is noncontributory for employees who retired from Harland by December 31, 2002.

Net periodic postretirement costs for these plans were as follows:

	Three Months Ended March 31,
	2008	2007
Interest cost	$0.2	$—
Net amortization	—	—
Net postretirement benefit cost	$0.2	$—

9.    Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s federal tax returns for the 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service recently commenced an examination of Harland for the tax year 2005 and for amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

consolidated financial statements. There are no events that have occurred since December 31, 2007 that had a material impact on amounts accrued for the Company’s uncertain tax positions.

10.     Long-Term Debt

	March 31, 2008	December 31, 2007
$1,900.0 Senior Secured Credit Facilities	$1,786.5	$1,791.0
Senior Floating Rate Notes due 2015	305.0	305.0
9.50% Senior Fixed Rate Notes due 2015	310.0	310.0
Capital lease obligations and other indebtedness	3.0	3.9
	2,404.5	2,409.9
Less: current maturities	(19.5)	(20.1)
Long-term debt, net of current maturities	$2,385.0	$2,389.8

$1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the ‘‘Credit Agreement’’).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the ‘‘Term Loan’’), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the ‘‘Revolver’’) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 6.79% at March 31, 2008. As of March 31, 2008, there were no borrowings under the Revolver and there was $85.6 available for borrowing thereunder (giving effect to the issuance of $14.4 of letters of credit).

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

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated secured leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to the fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

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

Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the ‘‘Floating Rate Notes’’) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the ‘‘Fixed Rate Notes’’ and, together with the Floating Rate Notes, the ‘‘2015 Senior Notes’’). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the ‘‘Indenture’’)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 7.82% at March 31, 2008. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a ‘‘change of control,’’ as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $3.0 and $3.4 at March 31, 2008 and December 31, 2007, respectively. These obligations have

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

imputed interest rates ranging from 3.6% to 8.0% and have required payments, including interest, of $1.4 remaining in 2008, $1.7 in 2009, and $0.3 in 2010. A subsidiary of the Company also had $0.0 and $0.5 outstanding under an information technology financing obligation at March 31, 2008 and December 31, 2007, respectively.

Interest Rate Hedges

During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of its variable interest rate Prior Credit Facilities. On May 1, 2007, the Company’s Prior Credit Facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of its Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 over the remaining life of the derivative contract using the straight-line method in interest expense in the consolidated statements of income.

During June 2007, the Company entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge swaps the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. During August 2007, the Company entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge swaps the underlying variable rate for a fixed rate of 4.997%. The purpose of these hedge transactions is to limit the Company’s risk on a portion of the Company’s variable-rate Term Loan and comply with the terms of the Credit Agreement.

As of March 31, 2008 and December 31, 2007, the Company recorded a liability of $40.0 and $22.7, respectively, related to these derivative instruments in other liabilities in the accompanying consolidated balance sheets.

11.    Commitments and Contingencies

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s businesses. In the stock purchase agreement executed in connection with the acquisition of the Company by M & F Worldwide, Honeywell has agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees.

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant (of which $1.2 was expensed during the three months ended March 31, 2007). These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expected expenditures for these closures are $2.9.

Harland Acquisition

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. This plan focuses on improving operating margins through consolidating facilities and reducing duplicative expenses, such as selling, general, and administrative, executive and shared services expenses. The Company’s planned initiatives primarily include the following:

•	consolidation of various facilities in the Harland Clarke segment;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $18.2 of severance and severance-related costs for the termination of certain former Harland employees and $3.7 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting in 2007, subsequent to the Harland Acquisition the Company expensed, net of adjustments, $1.8 for severance and severance-related costs for the termination of certain of the Company’s historical employees and $2.7 of facilities and other costs for the closure of certain of the Company’s historical facilities (of which $0.4 was expensed during the three months ended March 31, 2008). Of the liabilities recorded in purchase accounting, $12.8 relates to the Harland Clarke segment, $7.5 relates to the Harland Financial Solutions segment and $1.6 relates to Corporate. All of the Harland Acquisition restructuring costs expensed during 2008 and 2007 relate to the Harland Clarke segment.

With respect to the restructuring costs totaling $4.5, which were expensed subsequent to the Harland Acquisition, the Company completed the planned facilities closures and employee terminations in April 2008, with ongoing lease commitments through 2010. The Company expects to expense an additional $0.1 for the termination of certain pre-Harland Acquisition employees and $0.2 for facilities and other costs.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following details the components of the Company’s restructuring accruals related to the Harland Acquisition and other restructuring activities prior to the Harland Acquisition for the three-month periods ended March 31, 2008 and 2007:

	Beginning Balance	Established in Acquisition Purchase Accounting	Expensed	Paid in Cash	Ending Balance
Three Months Ended March 31, 2008:
Severance and severance-related	$9.2	$—	$0.3	$(4.2)	$5.3
Facilities closures	4.6	—	0.1	(0.6)	4.1
Total	$13.8	$—	$0.4	$(4.8)	$9.4
Three Months Ended March 31, 2007:
Severance and severance-related	$1.7	$—	$1.2	$(1.0)	$1.9
Facilities closures	1.0	—	—	(0.1)	0.9
Total	$2.7	$—	$1.2	$(1.1)	$2.8

In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the facility closures, including inventory write-offs, training, hiring, relocation and travel.

Data Management Acquisition

During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment, which are subject to further refinement. These plans focus on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses. The Company’s planned initiatives primarily include the following:

•	consolidation of printing and manufacturing operations;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $2.8 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $0.9 for severance and severance-related costs for the termination of certain Scantron employees and $0.1 of facilities and other costs for the consolidation of certain printing operations during the three months ended March 31, 2008. All of the Data Management Acquisition restructuring costs expensed during the three months ended March 31, 2008 were in the Scantron segment. The Company expects to complete the planned employee terminations and consolidation of printing and manufacturing operations by the end of 2008. The Company expects to spend approximately $6.2 for the termination of Scantron employees and $3.9 for facilities and other costs.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following details the components of the Company’s restructuring accruals related to the Data Management Acquisition for the three-month period ended March 31, 2008:

	Beginning Balance	Established in Acquisition Purchase Accounting	Expensed	Paid in Cash	Ending Balance
Three Months Ended March 31, 2008:
Severance and severance-related	$—	$2.8	$0.9	$(0.1)	$3.6
Facilities and other	—	—	0.1	—	0.1
Total	$—	$2.8	$1.0	$(0.1)	$3.7

In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the initiatives including inventory write-offs, training, hiring, relocation and travel.

Restructuring accruals are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs through 2010.

13.    Transactions with Affiliates

In accordance with SEC Staff Accounting Bulletin 79, ‘‘Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),’’ the Company expensed $0.7 and $0.3 during the three months ended March 31, 2008 and 2007, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and payable to parent.

As discussed in Note 3, the Company paid $2.0 in February 2008 to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

14.    Financial Instruments

As discussed in Note 2, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of March 31, 2008, the Company held two types of financial instruments subject to valuation under SFAS No. 157, marketable securities and interest rate swaps. The marketable securities are included in other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other liabilities in the accompanying consolidated balance sheets. Fair values as of March 31, 2008 were calculated as follows:

	Balance at March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$0.5	$0.5	$—	$—
Interest rate swaps	40.0	—	40.0	—

Harland Clarke Holdings Corp. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three months ended March 31, 2008 and March 31, 2007 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

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

The Harland Financial Solutions segment, which is comprised of operations acquired from Harland, provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.

The Scantron segment, which is comprised of operations acquired from Harland and the Data Management Acquisition (as defined below), provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and field maintenance services.

Recent Significant Acquisitions

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management from NCS Pearson, for $220.4 million in cash after giving effect to a preliminary working capital adjustment and, subject to further post-closing adjustments (the ‘‘Data Management Acquisition’’). Data Management designs,

Harland Clarke Holdings Corp. and Subsidiaries

manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

On May 1, 2007, the Company consummated the acquisition of Harland (the ‘‘Harland Acquisition’’). The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland. Subsequent to the completion of the Harland Acquisition, Clarke American was renamed Harland Clarke Holdings on May 2, 2007.

To fund the purchase price in the Harland Acquisition, to refinance Harland Clarke Holdings’ and Harland’s prior existing indebtedness, and to pay the fees and expenses for the Harland Acquisition and the related financings:

•	Harland Clarke Holdings entered into a $1,800.0 million senior secured term loan facility and a $100.0 million revolving credit facility; and

•	Harland Clarke Holdings issued $305.0 million aggregate principal amount of senior floating rate notes due 2015 and $310.0 million aggregate principal amount of 9.50% senior fixed rate notes due 2015.

The Harland Acquisition and related financing transactions and the Data Management Acquisition have greatly increased the Company’s revenues, cost of revenues, selling, general and administrative expenses and interest expense. As a result of the application of purchase accounting under SFAS No. 141, ‘‘Business Combinations,’’ the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition and the Data Management Acquisition, the Company is focused on improving operating margins by reducing selling, general and administrative expenses, shared services costs and cost of sales.

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments – including checks, credit cards, debit cards and other electronic forms of payment – are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the United States.

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

Harland Clarke Holdings Corp. and Subsidiaries

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

Scantron

While the number of tests given annually in K-12 and higher education markets continue to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Data collection for non-testing applications such as surveys is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. Changes in educational funding can impact the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products.

Critical Accounting Policies and Estimates

There was no material change to the Company’s Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008 with the United States Securities and Exchange Commission (‘‘SEC’’), which is available on the SEC’s website at www.sec.gov.

See Note 2 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company’s financial condition and results of operations.

Consolidated Operating Results

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along three reportable segments together with a corporate group for certain support services. The reorganization aligns the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. The acquired Data Management operations are included in the Scantron segment. During the first quarter of 2008, the Company transferred its field maintenance services from the Harland Financial Solutions segment to the Scantron segment. This transfer was implemented to align the field maintenance services with Scantron as a result of the Data Management Acquisition. Management measures and evaluates the reportable segments based on operating income. Prior period results in the tables below have been restated to conform to the business segment changes.

Harland Clarke Holdings Corp. and Subsidiaries

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The operating results for the three months ended March 31, 2008, as reflected in the accompanying consolidated statements of income and described below, include the acquired Harland operations. The operating results for the Scantron segment include the acquired Data Management operations from February 22, 2008, the date of the Data Management Acquisition.

Net Revenues:

$ in millions	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Consolidated Net Revenues:
Harland Clarke Segment	$332.1	$164.6
Harland Financial Solutions Segment	71.2	—
Scantron Segment	41.6	—
Eliminations	(0.4)	—
Total	$444.5	$164.6

Net revenues increased by $279.9 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition which accounted for $263.0 million of the increase, and the Data Management Acquisition, which accounted for $10.9 million of the increase.

Net revenues from the Harland Clarke segment increased by $167.5 million to $332.1 million in the 2008 period from $164.6 million in the 2007 period, primarily as a result of the Harland Acquisition which accounted for $161.5 million of the increase. The remaining $6.0 million of the increase was primarily due to higher revenues per unit partially offset by a decline in units.

Net revenues from the Harland Financial Solutions and Scantron segments include reductions of $1.0 million and $0.2 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The Scantron segment also includes $10.9 million of revenues for Data Management for the period from February 22, 2008 to March 31, 2008, which revenue is net of a $0.1 million reduction in revenues for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Data Management Acquisition. The fair value adjustments are one-time reductions in revenues attributable to the purchase accounting for the Harland Acquisition and the Data Management Acquisition. Net revenues will continue to be affected by these adjustments until all acquired deferred revenue is recognized in the consolidated statements of income. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustments will be recognized during the twelve-month periods following the Harland Acquisition and the Data Management Acquisition.

Cost of Revenues:

$ in millions	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Consolidated Cost of Revenues:
Harland Clarke Segment	$215.4	$101.5
Harland Financial Solutions Segment	30.4	—
Scantron Segment	22.8	—
Eliminations	(0.4)	—
Total	$268.2	$101.5

Cost of revenues increased by $166.7 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $159.5 million of the increase, and the Data Management Acquisition which accounted for $6.8 million of the increase.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of revenues from the Harland Clarke segment increased by $113.9 million to $215.4 million in the 2008 period from $101.5 million in the 2007 period, primarily as a result of the Harland Acquisition which accounted for $113.5 million of the increase. The remaining $0.4 million resulted from increased delivery and facilities closure expenses, largely offset by cost reductions in labor, materials and facilities expenses. Cost of revenues in the 2008 period includes $15.2 million of amortization expenses for intangible assets compared to $7.3 million in the prior year. The increase in amortization expense resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition.

Cost of revenues for the Harland Financial Solutions and Scantron segments were $30.4 million and $22.8 million, respectively, in the 2008 period. Included in cost of revenues is amortization expense for intangible assets of $5.4 million and $2.4 million, respectively, recorded in connection with the Harland Acquisition. The Scantron segment also includes $6.8 million of cost of revenues for Data Management for the period from February 22, 2008 to March 31, 2008, which includes amortization expense of $0.7 million for intangible assets related to the Data Management Acquisition and $0.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the Data Management Acquisition, which will not recur.

Selling, General and Administrative Expenses:

$ in millions	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$63.0	$38.5
Harland Financial Solutions Segment	34.4	—
Scantron Segment	12.1	—
Corporate	4.2	—
Total	$113.7	$38.5

Selling, general and administrative expenses increased by $75.2 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $68.1 million of the increase, and the Data Management Acquisition, which accounted for $2.7 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $24.5 million to $63.0 million in the 2008 period from $38.5 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $20.1 million of the increase. The remaining $4.4 million of the increase was primarily due to integration project expenses such as professional fees and travel, partially offset by cost reductions related to the Harland Acquisition.

Selling, general and administrative expenses were $34.4 million, $12.1 million and $4.2 million in the 2008 period for the Harland Financial Solutions, Scantron and Corporate segments, respectively, and relate to operations acquired in the Harland Acquisition and the Data Management Acquisition. The Harland Financial Solutions segment includes $2.5 million of compensation expense related to an incentive agreement for the Peldec acquisition. The Scantron segment includes $2.7 million of selling, general and administrative expenses for Data Management for the period from February 22, 2008 to March 31, 2008.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margins through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared

Harland Clarke Holdings Corp. and Subsidiaries

services expenses. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses.

The Company recorded restructuring costs, net of adjustments, of $0.4 million for the Harland Clarke segment and $1.0 million for the Scantron segment for the three months ended March 31, 2008 related to these plans. The Company recorded $1.2 million of restructuring costs for the Harland Clarke segment in the three months ended March 31, 2007 related primarily to the closure of a printing plant and a contact center.

Interest Income

Interest income was $1.4 million in the three months ended March 31, 2008 as compared to a nominal amount in the 2007 period. The increase in interest income was due to higher cash balances available for investments in cash equivalents in the 2008 period up to the date of the Data Management Acquisition as compared to the 2007 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $50.2 million in the 2008 period as compared to $15.3 million in the 2007 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Other Expense, Net

Other expense, net was $0.3 million in the 2008 period as compared to a nominal amount in the 2007 period. The expense in the 2008 period was attributable to the write-down of an investment due to an other-than-temporary decline in its market value.

Provision for Income Taxes

The Company’s effective tax rate was 40.5% in the 2008 period and 37.0% in the 2007 period. The change is primarily due to the effects of incremental state and local taxes and foreign losses for which the tax benefit is less than the statutory rate.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the three months ended March 31, 2008 was $40.5 million as compared to $16.6 million during the three months ended March 31, 2007. The increase in net cash provided by operating activities of $23.9 million was primarily due to an increase in cash flow from operations.

The Company’s net cash used in investing activities was $238.5 million during the three months ended March 31, 2008 as compared to $1.2 million during the three months ended March 31, 2007. The increase in cash used in investing activities was primarily due to the Data Management Acquisition and increased capital expenditures related to on-going requirements for the acquired Harland operations and integration projects related thereto.

Harland Clarke Holdings Corp. and Subsidiaries

The Company’s net cash used in financing activities was $5.4 million during the three months ended March 31, 2008 as compared to net cash used in financing activities of $32.1 million during the three months ended March 31, 2007. The financing activities during the three months ended March 31, 2008 included a lower amount of net repayments of credit agreements and other borrowings as compared to the 2007 period, due primarily to a $26.5 million excess cash flow prepayment in 2007 under the terms of the Company’s prior credit facilities.

The Company’s Consolidated Contractual Obligations and Commitments

Estimated future cash payments for interest on the Company’s outstanding long-term debt decreased from $1,286.0 million as of December 31, 2007 to $1,190.5 million as of March 31, 2008, primarily due to the impact of a decline in interest rates on the Company’s floating rate debt. Other contractual obligations and commitments have not changed materially since December 31, 2007. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 with respect to the Company’s other contractual obligations and commitments.

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under its credit agreements (as further discussed in Note 10 to the Company’s consolidated financial statements included in this quarterly report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

In addition to the Company’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make upfront contract payments to financial institution clients as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the three months ended March 31, 2008 and 2007, the Company incurred $12.5 million and $1.6 million of capital expenditures and $0.1 million and $0.1 million of capitalized interest, respectively. Capital expenditures for the three months ended March 31, 2008 include $7.3 million related to integration projects, $2.6 million related to the acquired Harland operations, as well as $0.1 million related to the acquired Data Management operations subsequent to February 22, 2008.

•	Contract Acquisition Payments. During the three months ended March 31, 2008 and 2007, the Company made $19.1 million and $3.8 million of contract acquisition payments to its clients, respectively. Payments for the three months ended March 31, 2008 include $15.2 million related to the acquired Harland operations.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Harland Acquisition and the Data Management Acquisition. During the three months ended March 31, 2008 and 2007, the Company made $4.9 million and $1.1 million of payments for restructuring, respectively.

The Company anticipates that its future capital expenditures and upfront contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American, Harland, and Data Management. The Company expects that payments related to restructuring programs will increase in the next twelve months to support the achievement of planned cost savings including actions related to the Data Management Acquisition that was consummated in February 2008. The Company used cash on hand to fund the $220.4 million net purchase price after

Harland Clarke Holdings Corp. and Subsidiaries

giving effect to a preliminary working capital adjustment and subject to further post-closing adjustments for Data Management and related fees and expenses.

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. As of March 31, 2008, the Company had $85.6 million of availability under its revolving credit facility (after giving effect to the issuance of $14.4 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company, as the case may be, may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company, as the case may be, may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended March 31, 2008, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘estimates’’ or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.’’

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

Harland Clarke Holdings Corp. and Subsidiaries

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors;

•	consolidation among financial institutions;

•	adverse changes among the large financial institution clients on which we depend, resulting in decreased revenues;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland and Data Management into our business and manage future acquisitions;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition or Data Management’s historical clients after the Data Management Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions and reductions in information technology budgets;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

Harland Clarke Holdings Corp. and Subsidiaries

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled ‘‘Risk Factors’’ for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At March 31, 2008, the Company had $1,786.5 million of term loans outstanding under its credit agreement, $14.4 million of letters of credit outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at March 31, 2008 would have resulted in an increase or decrease in its interest expense for the three months ended March 31, 2008 of approximately $2.5 million, excluding the impact of the interest rate derivative transactions discussed below.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps for the Company with notional amounts totaling $910.0 million, as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. The Company’s derivatives swap the underlying variable rate for fixed rates ranging from 4.992% to 5.362%.

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2008.

Item 4T.    Controls and Procedures

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

(b)    Internal Control Over Financial Reporting. The Company completed the acquisition of Data Management on February 22, 2008, at which time Data Management became a wholly owned subsidiary of the Company. The Company considers the acquisition material to the results of its operations, cash flows and financial position from the date of the acquisition through March 31, 2008, and believes that the internal controls and procedures of Data Management have a material effect on the Company’s internal control over financial reporting. The Company is currently in the process of incorporating the internal controls and procedures of Data Management into its internal control over

Harland Clarke Holdings Corp. and Subsidiaries

financial reporting. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the ‘‘Act’’) and the applicable rules and regulations under the Act to include Data Management. The Company will report on its assessment of its combined operations within the time period provided by the Act and the applicable SEC rules, regulations and interpretations concerning business combinations.

Except as described above, there were no changes in the registrant’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There was no material development in legal proceedings during the three months ended March 31, 2008.

Item 1A.    Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 during the three months ended March 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

There was no event of default upon senior securities during the three-month period ended March 31, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the three-month period ended March 31, 2008.

Item 5.    Other Information

No additional information need be presented.

Item 6.    Exhibits

2.1	Membership Interest Purchase Agreement, dated as of February 13, 2008, by and among Pearson Inc., NCS Pearson, Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
10.1	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 15, 2008).
10.2	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 15, 2008).
10.3	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Alan R. Westfall (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 15, 2008).
31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated May 9, 2008.
31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: May 9, 2008	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Executive Vice President, Chief Financial Officer and Principal Financial Officer
Date: May 9, 2008	By:	/s/ J. Michael Riley
J. Michael Riley Principal Accounting Officer

EXHIBIT INDEX

2.1	Membership Interest Purchase Agreement, dated as of February 13, 2008, by and among Pearson Inc., NCS Pearson, Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).

10.1	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 15, 2008).

10.2	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 15, 2008).

10.3	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Alan R. Westfall (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated February 15, 2008).

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated May 9, 2008.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated May 9, 2008.