Form 10-Q
period 2008-06-30
HARLAND CLARKE HOLDINGS CORP
filed 2008-08-08
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒  No ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 30, 2008, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

* The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

HARLAND CLARKE HOLDINGS CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$25.3	$239.7
Accounts receivable (net of allowances of $3.0 and $2.4)	127.3	100.3
Inventories	38.9	31.3
Income taxes receivable	8.7	16.8
Deferred tax assets	21.6	20.3
Assets held for sale	5.8	—
Prepaid expenses and other current assets	42.4	41.7

Total current assets	270.0	450.1
Property, plant and equipment	306.2	270.1
Less accumulated depreciation	(113.8)	(83.8)

Property, plant and equipment, net	192.4	186.3
Goodwill	1,464.8	1,346.9
Other intangible assets, net	1,368.5	1,340.7
Contract acquisition payments, net	50.9	51.6
Other assets	69.4	72.0

Total assets	$3,416.0	$3,447.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$74.3	$64.2
Deferred revenues	98.5	86.3
Current maturities of long-term debt	19.5	20.1
Accrued liabilities:
Salaries, wages and employee benefits	73.0	71.9
Income and other taxes payable	16.9	11.1
Customer incentives	24.8	26.0
Acquisition-related payments	—	2.9
Payable to parent	—	2.1
Other current liabilities	36.7	33.5

Total current liabilities	343.7	318.1
Long-term debt	2,400.1	2,389.8
Deferred tax liabilities	450.9	472.6
Other liabilities	70.1	76.6
Commitments and contingencies
Stockholder’s equity:
Common stock – 200 shares authorized; par value $0.01; 100 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	157.0	202.5
Retained earnings (deficit)	1.8	(0.5)
Accumulated other comprehensive loss	(7.6)	(11.5)

Total stockholder’s equity	151.2	190.5

Total liabilities and stockholder’s equity	$3,416.0	$3,447.6

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Product revenues, net	$380.3	$299.5	$755.1	$464.0
Service revenues, net	77.1	40.1	146.8	40.2

Total net revenues	457.4	339.6	901.9	504.2
Cost of products sold	227.7	186.1	459.9	287.3
Cost of services provided	40.2	25.2	76.2	25.3

Total cost of revenues	267.9	211.3	536.1	312.6

Gross profit	189.5	128.3	365.8	191.6
Selling, general and administrative expenses	115.9	87.8	229.6	126.5
Restructuring costs	3.9	1.7	5.3	2.9

Operating income	69.7	38.8	130.9	62.2
Interest income	0.2	1.3	1.6	1.3
Interest expense	(44.3)	(45.3)	(94.5)	(60.5)
Loss on early extinguishment of debt	—	(54.6)	—	(54.6)
Other income (expense), net	0.1	0.1	(0.2)	0.1

Income (loss) before income taxes	25.7	(59.7)	37.8	(51.5)
Provision (benefit) for income taxes	11.1	(22.2)	16.0	(19.1)

Net income (loss)	$14.6	$(37.5)	$21.8	$(32.4)

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Operating activities
Net income (loss)	$21.8	$(32.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34.2	21.6
Amortization of intangible assets	48.5	25.7
Amortization of deferred financing fees and original discount	3.8	2.9
Loss on early extinguishment of debt	—	54.6
Deferred income taxes	(20.4)	(0.9)
Asset impairments	1.0	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(11.4)	(3.0)
Inventories	(0.1)	5.0
Payable to parent	(2.1)	0.5
Prepaid expenses and other assets	0.4	(4.8)
Accounts payable and accrued expenses	(0.7)	(8.1)
Deferred revenue	5.6	2.7
Contract acquisition payments, net	0.7	7.4
Income and other taxes	13.1	(26.7)
Other, net	0.6	(0.1)

Net cash provided by operating activities	95.0	44.4
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(2.9)	(1,412.5)
Purchase of Data Management	(224.6)	—
Proceeds from sale of property, plant and equipment	0.4	1.1
Capital expenditures	(26.7)	(10.1)
Capitalized interest	(0.3)	(0.2)
Other, net	(0.1)	(0.5)

Net cash used in investing activities	(254.2)	(1,422.2)
Financing activities
Dividend to parent	(65.0)	(1.8)
Issuance of notes	—	615.0
Redemption of notes	—	(175.0)
Borrowings on credit agreements	50.0	1,800.0
Repayments of credit agreements and other borrowings	(40.2)	(654.7)
Premiums, penalties and consent payments related to extinguishment of debt	—	(41.2)
Debt issuance cost	—	(56.3)

Net cash (used in) provided by financing activities	(55.2)	1,486.0

Net (decrease) increase in cash and cash equivalents	(214.4)	108.2
Cash and cash equivalents at beginning of period	239.7	30.5

Cash and cash equivalents at end of period	$25.3	$138.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$88.7	$65.9
Income taxes, net of refunds	23.8	8.6

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

1.	Description of Business and Basis of Presentation

Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (“M & F Worldwide”) purchased 100% of the capital stock of Novar USA Inc. (“Novar”) (the ”Clarke American Acquisition”) and was renamed Clarke American Corp. (“Clarke American”) which is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the “Harland Acquisition”) (see Note 3). After the closing of the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American to Harland Clarke Holdings.

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash after giving effect to working capital adjustments of $1.6, which were paid to the Company in July 2008 (the “Data Management Acquisition”) (see Note 3). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

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

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services and field maintenance services.

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

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). The Company is a holding company, and has no independent assets at June 30, 2008, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are minor.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation. These reclassifications primarily relate to the inclusion of internally developed intangible assets in other intangible assets, net in the consolidated balance sheets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157, as amended by FASB Staff Position No. FAS 157-1, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance and does not apply to certain lease arrangements. SFAS No. 157, as amended by FASB Staff Position No. FAS 157-2, is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007, with the exception of certain nonfinancial assets and nonfinancial liabilities for which SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement effective January 1, 2008 did not have a material effect on the Company’s consolidated results of operations and financial position (see Note 15).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Upon adoption of this standard effective January 1, 2008, the Company did not elect the fair value option for any assets and liabilities under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under the requirements of SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for any acquisition in 2009 and beyond.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity and the recognition of the amount of net income attributable to the noncontrolling interest to be included in results of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard requires enhanced disclosures about the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will increase disclosure requirements and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Acquisitions

Acquisition of Data Management

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash after giving effect to working capital adjustments of $1.6, which were paid to the Company in July 2008. Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.2 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews &

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Forbes Holdings Inc. (which, as of June 30, 2008, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock) for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Data Management Acquisition date:

Accounts receivable		$16.0
Inventories		7.5
Property, plant and equipment		25.6
Goodwill		114.5
Other intangible assets:
Customer relationships	$65.4
Trademarks and tradenames	2.4
Patented technology and software	7.5

Total other intangible assets		75.3
Other assets		0.6

Total assets acquired		239.5
Deferred revenues		7.6
Other liabilities		9.0

Net assets acquired		$222.9

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $114.5 and intangible assets in the amount of approximately $75.3 related to Data Management are deductible for tax purposes. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of Data Management, which includes the assembled workforce and synergies that are expected to be achieved.

As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities, which are subject to further refinement. The Company recorded $2.5 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue 95-3. See Note 13 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the related inventory is sold (of which $0.1 and $0.4 was expensed during the three and six months ended June 30, 2008, respectively).

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.3 and $0.4 was reflected as reduced revenues during the three and six months ended June 30, 2008, respectively). The Company expects that the substantial

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve-month period following the Data Management Acquisition.

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid by M & F Worldwide to MacAndrews & Forbes Holdings Inc. for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 14). The Company reimbursed M & F Worldwide for that payment during 2007. The capitalized fees and expenses also include $3.0 paid by the Company to M & F Worldwide to reimburse it for professional fees paid related to the Harland Acquisition.

The Company and certain of its subsidiaries borrowed the following amounts on May 1, 2007 in order to fund the purchase price for Harland, to repay debt under its previously outstanding senior secured credit facilities, to repay its previously outstanding 11.75% Senior Notes, to repay Harland’s existing indebtedness and to pay fees and expenses (see Note 11):

$1,800.0 Senior Secured Term Loan	$1,800.0
Senior Floating Rate Notes due 2015	305.0
9.50% Senior Fixed Rate Notes due 2015	310.0

$2,415.0

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		125.6
Goodwill		994.8
Other intangible assets:
Customer relationships	$675.2
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.8

Total other intangible assets		852.9
Other assets		144.7

Total assets acquired		2,226.2
Deferred revenues		77.9
Long-term debt		229.1
Deferred tax liabilities		268.8
Other liabilities		184.9

Net assets acquired		$1,465.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The above purchase price allocation is complete. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes.

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities. The Company recorded $19.7 of severance and severance-related costs for the termination of certain Harland employees and $3.1 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with EITF 95-3. See Note 13 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $4.3 was expensed during the period from May 1, 2007 to June 30, 2007).

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.3 and $1.4 was reflected as reduced revenues during the three and six months ended June 30, 2008, respectively, and $4.3 was reflected as reduced revenues during the period from May 1, 2007 to June 30, 2007). The total reduction in revenues from May 1, 2007 to June 30, 2008 was $13.6.

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

	Pro Forma
			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)

Net revenues	$457.4	$454.3	$919.2	$908.4
Operating income (loss)	75.0	(39.1)	142.7	25.2
Net income (loss)	17.8	(94.6)	29.0	(87.1)
Depreciation and amortization (excluding amortization of deferred financing fees)	41.7	43.9	84.4	87.6

In the pro forma information above, the results prior to the Harland Acquisition and the Data Management Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocations; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt in connection with the Harland Acquisition; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock-based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $107.4 and $115.9 during the three and six months ended June 30, 2007, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The pro forma information above for the 2008 periods includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.6 and $2.2 for the three and six months ended June 30, 2008, respectively.

Also, the pro forma information above includes the impact of the following items in the three and six months ended June 30, 2007: the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.3 and $4.3, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($20.9 and $41.8 reflected in the three and six months ended June 30, 2008 and 2007, respectively, for the Harland Acquisition and $1.1 and $2.2 reflected in the three and six months ended June 30, 2008 and 2007, respectively, for the Data Management Acquisition). These cost savings pertain to the termination of certain Harland and Data Management employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Peldec Assets Purchase

On August 15, 2007, the Company’s indirect, wholly owned Irish subsidiary, Harland Financial Solutions Worldwide Limited, purchased certain intellectual property (the “Products”) and operations related to software products developed by Peldec Decision Systems Ltd. (“Peldec”), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Peldec’s results of operations have been included in the Company’s operations since August 15, 2007. Harland Financial Solutions, Inc., a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

4.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2008	2007

Finished goods	$9.4	$7.8
Work-in-process	10.7	7.1
Raw materials	18.8	16.4

	$38.9	$31.3

5.	Assets Held For Sale

At June 30, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facilities in Clearwater, Florida and Atlanta, Georgia, and an operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to the Harland Acquisition. The Company recorded a charge of $0.3 to adjust the carrying value of the Clearwater, Florida facility to its estimated fair value which was included in cost of products sold in the accompanying consolidated statements of operations. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months.

Assets held for sale at June 30, 2008 consisted of the following:

Land	$2.6
Buildings and improvements	3.2

Total	$5.8

6.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the six months ended June 30, 2008 is as follows:

Balance as of December 31, 2007	$1,346.9
Acquisition of Data Management	114.5
Adjustments to goodwill	2.8
Effect of exchange rate changes	0.6

Balance as of June 30, 2008	$1,464.8

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	June 30,	December 31,	June 30,	December 31,
	(in years)	2008	2007	2008	2007

Amortized intangible assets:
Customer relationships	3 – 30	$1,221.2	$1,155.6	$127.7	$86.0
Trademarks and tradenames	5 – 15	14.3	11.9	2.2	1.6
Software and other	2 – 10	60.3	60.2	12.8	8.0
Developed technology	4 – 10	0.5	0.3	—	—
Patented technology	4 – 20	19.6	12.2	1.6	0.8

		1,315.9	1,240.2	144.3	96.4

Indefinite lived-intangible assets:
Trademarks and tradenames		196.9	196.9	—	—

Total other intangibles		$1,512.8	$1,437.1	$144.3	$96.4

Amortization expense was $24.8 and $48.5 for the three and six months ended June 30, 2008, respectively, and $18.3 and $25.7 for the three and six months ended June 30, 2007, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Data Management Acquisition was 15.2 years as of February 22, 2008. The weighted average amortization period for each major class of these amortizable intangible assets as of February 22, 2008 was as follows: customer relationships – 14.7 years, trademarks and tradenames – 14.9 years, software – 9.9 years and patented technology – 19.9 years.

Estimated aggregate amortization expense for intangible assets through December 31, 2012 is as follows:

Six months ending December 31, 2008	$49.4
Year ending December 31, 2009	96.7
Year ending December 31, 2010	94.4
Year ending December 31, 2011	87.8
Year ending December 31, 2012	81.9

During the second quarter of 2008, the Company experienced further declines in customer revenues for Alcott Routon operations and assessed the customer relationship intangible asset for impairment. An analysis of the sum of the forecasted undiscounted future cash flows based on current expectations indicated an impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

7.	Business Segment Information

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

•	Harland Clarke segment — Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides core processing, retail and lending solutions to financial and other institutions. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment — Provides data collection, testing and assessment products and services as well as field maintenance services which are sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

Prior period results in the tables below have been restated to conform to the business segment changes as described above.

Selected summarized financial information for the three months ended June 30, 2008 and 2007 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions(1)	Scantron(1)	and Other	Total

Product revenues, net:
Three months ended June 30, 2008	$327.8	$20.8	$31.7	$—	$380.3
Three months ended June 30, 2007	275.7	13.9	9.9	—	299.5
Service revenues, net:
Three months ended June 30, 2008	$1.1	$53.1	$22.9	$—	$77.1
Three months ended June 30, 2007	0.5	31.3	8.3	—	40.1
Intersegment revenues:
Three months ended June 30, 2008	$0.1	$—	$0.1	$(0.2)	$—
Three months ended June 30, 2007	0.1	—	0.1	(0.2)	—
Operating income (loss):
Three months ended June 30, 2008	$63.1	$6.4	$4.5	$(4.3)	$69.7
Three months ended June 30, 2007	44.0	2.6	(1.8)	(6.0)	38.8
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Three months ended June 30, 2008	$28.3	$7.2	$6.2	$—	$41.7
Three months ended June 30, 2007	24.6	6.1	2.8	—	33.5
Capital expenditures (excluding capital leases):
Three months ended June 30, 2008	$10.5	$0.8	$2.9	$—	$14.2
Three months ended June 30, 2007	7.1	0.8	0.5	0.1	8.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the six months ended June 30, 2008 and 2007 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions(1)	Scantron(1)	and Other(2)	Total

Product revenues, net:
Six months ended June 30, 2008	$658.5	$39.4	$57.2	$—	$755.1
Six months ended June 30, 2007	440.2	13.9	9.9	—	464.0
Service revenues, net:
Six months ended June 30, 2008	$2.3	$105.7	$38.8	$—	$146.8
Six months ended June 30, 2007	0.6	31.3	8.3	—	40.2
Intersegment revenues:
Six months ended June 30, 2008	$0.3	$—	$0.3	$(0.6)	$—
Six months ended June 30, 2007	0.1	—	0.1	(0.2)	—
Operating income (loss):
Six months ended June 30, 2008	$116.4	$12.8	$10.2	$(8.5)	$130.9
Six months ended June 30, 2007	67.4	2.6	(1.8)	(6.0)	62.2
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Six months ended June 30, 2008	$57.2	$14.5	$11.0	$—	$82.7
Six months ended June 30, 2007	38.4	6.1	2.8	—	47.3
Capital expenditures (excluding capital leases):
Six months ended June 30, 2008	$20.8	$2.4	$3.5	$—	$26.7
Six months ended June 30, 2007	8.7	0.8	0.5	0.1	10.1
Total assets were as follows:
June 30, 2008	$1,268.1	$347.9	$300.0	$1,500.0	$3,416.0
December 31, 2007	1,304.8	360.7	171.5	1,610.6	3,447.6

(1)	Includes results of the acquired Harland, Peldec and Data Management businesses from the respective dates of acquisition.

(2)	Total assets include goodwill of $1,464.8 and $1,346.9 as of June 30, 2008 and December 31, 2007, respectively, which is not assigned to the operating segments.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

8.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$14.6	$(37.5)	$21.8	$(32.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	0.3	1.0	0.3
Changes in fair value of cash flow hedging instruments, net of taxes of $8.4, $0.4, $1.7 and $0.1	13.2	0.7	2.7	0.4
Unrealized gain (loss) on investments, net of taxes of $0.1, $—, $0.1 and $—	0.1	(0.1)	0.1	(0.1)

Comprehensive income (loss)	$27.9	$(36.6)	$25.6	$(31.8)

9.	Postretirement Defined Benefit Plans

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

Net periodic postretirement costs for these plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest cost	$0.2	$0.2	$0.4	$0.2
Net amortization	—	—	—	—

Net postretirement benefit cost	$0.2	$0.2	$0.4	$0.2

10.	Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s federal tax returns for the 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service recently commenced examinations of Novar and Harland for the tax year 2005 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. There are no events that have occurred since December 31, 2007 that had a material impact on amounts accrued for the Company’s uncertain tax positions.

11.	Long-Term Debt

	June 30,	December 31,
	2008	2007

$1,900.0 Senior Secured Credit Facilities	$1,802.0	$1,791.0
Senior Floating Rate Notes due 2015	305.0	305.0
9.50% Senior Fixed Rate Notes due 2015	310.0	310.0
Capital lease obligations and other indebtedness	2.6	3.9

	2,419.6	2,409.9
Less: current maturities	(19.5)	(20.1)

Long-term debt, net of current maturities	$2,400.1	$2,389.8

$1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 6.84% at June 30, 2008. As of June 30, 2008, there was $20.0 in outstanding borrowings under the Revolver and there was $69.6 available for borrowing thereunder (giving effect to the issuance of $10.4 of letters of credit).

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

Under the terms of the Credit Agreement, the Company is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, the Company entered into interest rate derivative arrangements described in “Interest Rate Hedges” below.

Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 7.43% at June 30, 2008. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

Prior Credit Facilities

Concurrent with the completion of M & F Worldwide’s acquisition of Clarke American Corp. (since renamed Harland Clarke Holdings) in December 2005, the Company, as Borrower, entered into senior secured credit facilities (the “Prior Credit Facilities”), which provided for a revolving credit facility (the “Prior Revolver”) in the amount of $40.0 maturing on December 15, 2010 and a $440.0 term loan maturing on December 15, 2011 (the “Prior Term Loan”). The outstanding principal balance under the Prior Credit Facilities of $393.7 was repaid on May 1, 2007 in connection with the Harland Acquisition and related financing transactions, along with accrued interest through the date of repayment of $2.9 and prepayment penalties of $3.9.

Senior Notes due 2013

Concurrent with the completion of M & F Worldwide’s acquisition of Clarke American Corp. (since renamed Harland Clarke Holdings) in December 2005, the Company issued $175.0 principal amount of 11.75% Senior Notes due December 15, 2013 (the “2013 Senior Notes”). All of these notes were either repurchased in a tender offer that closed on May 3, 2007 or redeemed on June 4, 2007 for total consideration of $220.1, including prepayment premiums and consent payments totaling $37.3 and accrued interest of $7.8. The 2013 Senior Notes were to mature on December 15, 2013 and paid interest at a rate per annum of 11.75% on June 15 and December 15 of each year. The 2013 Senior Notes were unsecured and were subordinated to all of the Company’s secured indebtedness.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $2.6 and $3.4 at June 30, 2008 and December 31, 2007, respectively. These obligations have imputed interest rates ranging from 3.6% to 8.0% and have required payments, including interest, of $0.9 remaining in 2008, $1.7 in 2009, and $0.3 in 2010. A subsidiary of the Company also had $0.0 and $0.5 outstanding under an information technology financing obligation at June 30, 2008 and December 31, 2007, respectively.

Interest Rate Hedges

During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of its variable interest rate Prior Credit Facilities. On May 1, 2007, the Company’s Prior Credit Facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of its Term Loan. In accordance with SFAS No. 133, as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 in interest expense in the consolidated statements of operations over the remaining life of the derivative contract using the straight-line method.

During June 2007, the Company entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge swaps the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. During August 2007, the Company entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge swaps the underlying variable rate for a fixed rate of 4.977%. The purpose of these hedge transactions, which are accounted for as cash flow hedges, is to limit the Company’s risk on a portion of the Company’s variable-rate Term Loan and comply with the terms of the Credit Agreement.

As of June 30, 2008 and December 31, 2007, the Company recorded a liability of $18.4 and $22.7, respectively, related to these derivative instruments in other liabilities in the accompanying consolidated balance sheets.

12.	Commitments and Contingencies

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant (of which $0.3 and $1.5 was expensed during the three and six months ended June 30, 2007, respectively). These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expected expenditures for these closures are $3.0.

Harland Acquisition

During the second quarter of 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. This plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. The Company’s planned initiatives primarily include the following:

•	consolidation of various facilities in the Harland Clarke segment;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $19.7 of severance and severance-related costs for the termination of certain former Harland employees and $3.1 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting, subsequent to the Harland Acquisition the Company expensed, net of adjustments, $1.8 of severance and severance-related costs for the termination of certain of the Company’s historical employees and $3.1 of facilities closure and other costs for the closure of certain of the Company’s historical facilities (of which $1.5 was expensed during the three and six months ended June 30, 2007 and $0.4 and $0.8 were expensed during the three and six months ended June 30, 2008, respectively). Of the liabilities recorded in purchase accounting, $13.8 related to the Harland Clarke segment, $7.4 related to the Harland Financial Solutions segment and $1.6 related to Corporate. All of the Harland Acquisition restructuring costs expensed during 2008 and 2007 related to the Harland Clarke segment.

With respect to the restructuring costs totaling $4.9, which were expensed subsequent to the Harland Acquisition, the Company completed the planned facilities closures and employee terminations in April 2008, with ongoing lease commitments through 2010. The Company expects to expense an additional $0.1 for the termination of certain pre-Harland Acquisition employees and $0.4 of facilities closure and other costs.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following details the components of the Company’s restructuring accruals related to the Harland Acquisition and other restructuring activities prior to the Harland Acquisition for the six-month periods ended June 30, 2008 and 2007:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Six months ended June 30, 2008:
Severance and severance-related	$9.2	$1.5	$0.4	$(6.8)	$4.3
Facilities closures and other	4.6	(0.6)	0.4	(1.4)	3.0

Total	$13.8	$0.9	$0.8	$(8.2)	$7.3

Six months ended June 30, 2007:
Severance and severance-related	$1.7	$12.5	$2.0	$(8.8)	$7.4
Facilities closures and other	1.0	5.0	0.9	(1.3)	5.6

Total	$2.7	$17.5	$2.9	$(10.1)	$13.0

In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the facility closures, including inventory write-offs, training, hiring, relocation and travel.

Data Management Acquisition

During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment, which are subject to further refinement. These plans focus on improving operating margin through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses. The Company’s planned initiatives primarily include the following:

•	consolidation of printing and manufacturing operations;

•	workforce rationalization in sales and marketing, information technology, production support, executive, finance, human resources, legal and other support functions; and

•	consolidation of certain redundant outsourcing and other professional services, such as consulting.

As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $1.5 for severance and severance-related costs for the termination of certain Scantron employees and $0.1 of facilities and other costs for the consolidation of certain printing operations during the six months ended June 30, 2008, of which $0.6 was expensed during the three months ended June 30, 2008. All of the Data Management Acquisition restructuring costs expensed during the three months ended June 30, 2008 were in the Scantron segment. The Company expects to complete the planned employee terminations and consolidation of printing and manufacturing operations by the end of 2008. The Company expects to expense approximately $2.3 for the termination of Scantron employees and $4.0 for facilities and other costs.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following details the components of the Company’s restructuring accruals related to the Data Management Acquisition for the six-month period ended June 30, 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Six months ended June 30, 2008:
Severance and severance-related	$—	$2.5	$1.5	$(2.6)	$1.4
Facilities and other	—	—	0.1	(0.1)	—

Total	$—	$2.5	$1.6	$(2.7)	$1.4

In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the initiatives including inventory write-offs, training, hiring, relocation and travel.

Harland Financial Solutions

During the second quarter of 2008, the Company implemented and completed a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. The plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

As a result of the plan, the Company expensed $2.9 of severance and severance-related costs for the termination of certain employees during the three months ended June 30, 2008, all of which related to the Harland Financial Solutions segment. The total cost of the plan is estimated to be $2.9. The Company expects to make severance payments related to the plan through April 2010.

The following details the Company’s restructuring accruals related to the Harland Financial Solutions plan for the six-month period ended June 30, 2008:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance

Six months ended June 30, 2008:
Severance and severance-related	$—	$2.9	$(1.0)	$1.9

Restructuring accruals are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to these restructuring plans through 2010.

14.	Transactions with Affiliates

In accordance with SEC Staff Accounting Bulletin 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company expensed $0.7 and $1.4 during the three and six months ended June 30, 2008, respectively, and $0.3 and $0.5 during the three and six months ended June 30, 2007, respectively, for services provided to the Company by M & F Worldwide. These amounts are reflected in selling, general and administrative expenses.

During the six months ended June 30, 2008, the Company paid a cash dividend of $65.0 to M & F Worldwide as permitted by restricted payment baskets within the Company’s debt agreements. During the six months ended June 30, 2007, the Company paid a cash dividend in the amount of $1.8 to M & F Worldwide to cover certain public company related expenses.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

As discussed in Note 3, the Company paid $2.0 in February 2008 to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

M & F Worldwide paid $10.0 in June 2007 to MacAndrews & Forbes Holdings Inc. for its service in sourcing, analyzing, negotiating and executing the Harland Acquisition. As discussed in Note 3, the Company reimbursed M & F Worldwide for that payment during the third quarter of 2007 and has included this fee in the purchase price for the Harland Acquisition. As also discussed in Note 3, the Company paid $3.0 to M & F Worldwide to reimburse it for professional fees paid by M & F Worldwide relating to the Harland Acquisition.

15.	Financial Instruments

As discussed in Note 2, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of June 30, 2008, the Company held two types of financial instruments subject to valuation under SFAS No. 157, marketable securities and interest rate swaps. The marketable securities are included in other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other liabilities in the accompanying consolidated balance sheets. Fair values as of June 30, 2008 were calculated as follows:

	Balance at
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$0.9	$0.9	$—	$—
Liability for interest rate swaps	18.4	—	18.4	—

Harland Clarke Holdings Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2008 and June 30, 2007 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

Overview of the Business

Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (“M & F Worldwide”) purchased 100% of the capital stock of Novar USA Inc. (“Novar”) (the “Clarke American Acquisition”) and was renamed Clarke American Corp., which is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business.

On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the “Harland Acquisition”). Subsequent to the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings Corp.

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

The Harland Financial Solutions segment, which is composed of operations acquired from Harland, provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.

The Scantron segment, which is composed of operations acquired from Harland and the Data Management Acquisition (as defined below), provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services and testing software and related services and field maintenance services.

Recent Significant Acquisitions

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million, which were paid to the Company in July 2008 (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking,

Harland Clarke Holdings Corp. and Subsidiaries

as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

On May 1, 2007, the Company consummated the acquisition of Harland (the “Harland Acquisition”). The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland. To fund the purchase price of the Harland Acquisition, to refinance Harland Clarke Holdings’ and Harland’s prior existing indebtedness, and to pay the fees and expenses for the Harland Acquisition and the related financings:

•	Harland Clarke Holdings entered into a $1,800.0 million senior secured term loan facility and a $100.0 million revolving credit facility; and

•	Harland Clarke Holdings issued $305.0 million aggregate principal amount of senior floating rate notes due 2015 and $310.0 million aggregate principal amount of 9.50% senior fixed rate notes due 2015.

The Harland Acquisition and related financing transactions and the Data Management Acquisition have greatly increased the Company’s revenues, cost of revenues, selling, general and administrative expenses and interest expense. As a result of the application of purchase accounting under SFAS No. 141, “Business Combinations,” the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition and the Data Management Acquisition, the Company is focused on improving operating margin by reducing selling, general and administrative expenses, shared services costs and cost of sales.

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

The financial institution outsourcing services industry is highly competitive and fragmented with quality and breadth of service offerings and strength of customer relationships among the key competitive factors. Within this category, Harland Clarke competes with large outsourcing service providers that offer a wide variety of services including those that compete with Harland Clarke’s primary offerings – specifically payment services, marketing services and teleservices. There are also other competitors that specialize in providing one or more of these services.

The Harland Clarke segment’s operating results are also modestly impacted by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also impacts revenues through the number of new checking accounts being opened. To a lesser degree, business confidence impacts a portion of the Harland Clarke segment.

Harland Financial Solutions

Harland Financial Solutions’ operating results are impacted by the overall demand for our products, software and related services which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients.

The markets for our Harland Financial Solutions products are characterized by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions

Harland Clarke Holdings Corp. and Subsidiaries

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

Scantron

While the number of tests given annually in K-12 and higher education markets continues to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Changes in educational funding can impact the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products.

Data collection for non-testing applications such as surveys is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. Changes in the overall economy can impact the demand for surveys as companies look for ways to adjust their expenditures.

Critical Accounting Policies and Estimates

There was no material change to the Company’s Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008 with the United States Securities and Exchange Commission (“SEC”), which is available on the SEC’s website at www.sec.gov.

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

Harland Clarke Holdings Corp. and Subsidiaries

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The operating results for the three months ended June 30, 2008 for the Scantron segment, as reflected in the accompanying consolidated statements of operations and described below, include the Data Management operations that were acquired on February 22, 2008.

The operating results for the three months ended June 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition, and do not include the Data Management operations that were acquired on February 22, 2008.

Net Revenues:

	Three Months	Three Months
	Ended	Ended
$ in millions	June 30, 2008	June 30, 2007

Consolidated Net Revenues:
Harland Clarke Segment	$329.0	$276.3
Harland Financial Solutions Segment	73.9	45.2
Scantron Segment	54.7	18.3
Eliminations	(0.2)	(0.2)

Total	$457.4	$339.6

Net revenues increased by $117.8 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition which accounted for $82.1 million of the increase, and the Data Management Acquisition, which accounted for $25.8 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Net revenues from the Harland Clarke segment increased by $52.7 million to $329.0 million in the 2008 period from $276.3 million in the 2007 period, primarily as a result of the Harland Acquisition which accounted for $49.5 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $3.2 million of the increase was primarily due to higher revenues per unit, partially offset by a decline in units.

Net revenues from the Harland Financial Solutions segment increased by $28.7 million to $73.9 million in the 2008 period from $45.2 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $23.5 million of the increase. The remaining $5.2 million of the increase was primarily due to a $2.9 million difference in the fair value adjustment to deferred revenues and organic growth in risk management and enterprise solutions. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. A fair value adjustment to deferred revenues of $3.1 million was recorded in the purchase accounting for the Harland Acquisition in the 2007 period compared with a similar adjustment of $0.2 million in the 2008 period.

Net revenues from the Scantron segment increased by $36.4 million to $54.7 million in the 2008 period from $18.3 million in the 2007 period, primarily as a result of the Data Management Acquisition, which accounted for $25.8 million of the increase, and the Harland Acquisition, which accounted for $9.3 million of the increase. The remaining $1.3 million of the increase was primarily due to a $0.6 million difference in the fair value adjustment to deferred revenues and organic growth, primarily in K-12 software. The 2008 period included a $0.3 million reduction in revenues for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Data Management Acquisition. The 2008 period included Harland operations for

Harland Clarke Holdings Corp. and Subsidiaries

the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. A reduction of $0.9 million for a fair value adjustment to deferred revenues was also recorded in the purchase accounting for the Harland Acquisition in the 2007 period compared with a similar adjustment in the 2008 period that was negligible.

The fair value adjustments are one-time reductions in revenues attributable to the purchase accounting for the Harland Acquisition and the Data Management Acquisition. Net revenues will continue to be affected by these adjustments until all acquired deferred revenue is recognized in the consolidated statements of operations. The Company has recognized substantially all of the reduction in net revenues resulting from the deferred revenue fair value adjustments for the Harland Acquisition and expects to recognize continued reductions in net revenues resulting from the deferred revenue fair value adjustments during the twelve-month period following the Data Management Acquisition.

Cost of Revenues:

	Three Months	Three Months
	Ended	Ended
$ in millions	June 30, 2008	June 30, 2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$204.1	$177.3
Harland Financial Solutions Segment	30.5	20.1
Scantron Segment	33.5	14.1
Eliminations	(0.2)	(0.2)

Total	$267.9	$211.3

Cost of revenues increased by $56.6 million in the 2008 period as compared to the 2007 period due to the Harland Acquisition, which accounted for an increase of $47.1 million and the Data Management Acquisition which accounted for an increase of $18.0 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Cost of revenues from the Harland Clarke segment increased by $26.8 million to $204.1 million in the 2008 period from $177.3 million in the 2007 period due to the Harland Acquisition which accounted for an increase of $33.1 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period includes $15.1 million of amortization expense for intangible assets compared to $12.0 million in the 2007 period. The increase in amortization expense for the 2008 period resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition. The 2008 period included amortization for the full period while the 2007 period only included amortization from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.0% in the 2008 period as compared to 64.2% in the 2007 period.

Cost of revenues from the Harland Financial Solutions segment increased by $10.4 million to $30.5 million in the 2008 period from $20.1 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $9.3 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $1.1 million of the increase resulted primarily from increased labor expenses, largely attributable to the organic growth in revenues for the period. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 41.3% in the 2008 period as compared to 44.5% in the 2007 period.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of revenues for the Scantron segment increased by $19.4 million to $33.5 million in the 2008 period from $14.1 million in the 2007 period due to the Data Management Acquisition, which accounted for an increase of $18.0 million and the Harland Acquisition, which accounted for an increase of $4.8 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period included $4.8 million of amortization expense for intangible assets compared to $2.2 million in the 2007 period. The increase in amortization expense for the 2008 period resulted from amortizable intangible assets recorded in connection with the Harland Acquisition and the Data Management Acquisition. Cost of revenues also included $0.1 million for a fair value adjustment to inventory recorded in the purchase accounting for the Data Management Acquisition, which will not recur, compared to a similar adjustment of $2.9 million in the 2007 period related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 61.2% in the 2008 period as compared to 77.0% in the 2007 period.

Selling, General and Administrative Expenses:

	Three Months	Three Months
	Ended	Ended
$ in millions	June 30, 2008	June 30, 2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$61.4	$53.4
Harland Financial Solutions Segment	34.1	22.5
Scantron Segment	16.1	5.9
Corporate	4.3	6.0

Total	$115.9	$87.8

Selling, general and administrative expenses increased by $28.1 million in the 2008 period as compared to the 2007 period, due to the Harland Acquisition, which accounted for an increase of $23.3 million, and the Data Management Acquisition, which accounted for an increase of $6.0 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Selling, general and administrative expenses for the Harland Clarke segment increased by $8.0 million to $61.4 million in the 2008 period from $53.4 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $6.2 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $1.8 million of the increase was primarily due to integration-related expenses including $1.5 million for systems integration, $0.8 million due to a change in vacation policy and a $0.5 million intangible asset impairment, partially offset by cost reductions related to the Harland Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.7% in the 2008 period as compared to 19.3% in the 2007 period.

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $11.6 million to $34.1 million in the 2008 period from $22.5 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $12.4 million, partially offset by cost reductions. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Also included in the 2008 period is $2.6 million of compensation expense related to an incentive agreement for the Peldec assets purchase. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 46.1% in the 2008 period as compared to 49.8% in the 2007 period.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, general and administrative expenses were $16.1 million in the 2008 period for the Scantron segment, an increase of $10.2 million from $5.9 million in the 2007 period primarily due to the Data Management Acquisition, which accounted for $6.0 million of the increase, and the Harland Acquisition, which accounted for $3.3 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $0.9 million of the increase was primarily due to one-time costs, largely integration-related, incurred in connection with the Data Management Acquisition and an increase in management incentive compensation accruals. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 29.4% in the 2008 period as compared to 32.2% in the 2007 period.

Selling, general and administrative expenses were $4.3 million in the 2008 period for the Corporate segment, a decrease of $1.7 million from $6.0 million in the 2007 period primarily due to non-recurring retention bonus expenses of $2.4 million in the 2007 period, partially offset by the impact of the Harland Acquisition. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $0.4 million for the Harland Clarke segment, $2.9 million for the Harland Financial Solutions segment and $0.6 million for the Scantron segment for the three months ended June 30, 2008 related to these plans. The Company recorded $1.7 million of restructuring costs for the Harland Clarke segment in the three months ended June 30, 2007 related primarily to the closure of a printing plant and a contact center.

Interest Income

Interest income was $0.2 million in the three months ended June 30, 2008 as compared to $1.3 million in the 2007 period. The decrease in interest income was due to lower cash balances available for investments in cash equivalents in the 2008 period primarily due to cash used for the Data Management Acquisition and a dividend to M & F Worldwide.

Interest Expense

Interest expense was $44.3 million in the 2008 period as compared to $45.3 million in the 2007 period. The decrease in interest expense was primarily due to lower interest rates partially offset by higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of payments of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 million for the write off of

Harland Clarke Holdings Corp. and Subsidiaries

unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Provision for Income Taxes

The Company’s effective tax rate was 43.2% in the 2008 period and 37.2% in the 2007 period. The change is primarily due to the effects of foreign losses for which the tax benefit is less than the statutory rate.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The operating results for the six months ended June 30, 2008 for the Scantron segment, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Data Management operations from February 22, 2008, the date of the Data Management Acquisition.

The operating results for the six months ended June 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition, and do not include the Data Management operations that were acquired on February 22, 2008.

Net Revenues:

	Six Months	Six Months
	Ended	Ended
$ in millions	June 30, 2008	June 30, 2007

Consolidated Net Revenues:
Harland Clarke Segment	$661.1	$440.9
Harland Financial Solutions Segment	145.1	45.2
Scantron Segment	96.3	18.3
Eliminations	(0.6)	(0.2)

Total	$901.9	$504.2

Net revenues increased by $397.7 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition which accounted for $345.1 million of the increase, and the Data Management Acquisition, which accounted for $36.6 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Net revenues from the Harland Clarke segment increased by $220.2 million to $661.1 million in the 2008 period from $440.9 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $210.9 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $9.3 million of the increase was primarily due to higher revenues per unit, partially offset by a decline in units.

Net revenues from the Harland Financial Solutions segment increased by $99.9 million to $145.1 million in the 2008 period from $45.2 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $94.8 million of the increase. The remaining $5.1 million of the increase was primarily due to a $2.9 million difference in the fair value adjustment to deferred revenues and organic growth in risk management and enterprise solutions. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. A fair value adjustment to deferred revenues of $3.1 million was recorded in the purchase

Harland Clarke Holdings Corp. and Subsidiaries

accounting for the Harland Acquisition in the 2007 period compared with a similar adjustment of $0.2 million in the 2008 period.

Net revenues from the Scantron segment increased by $78.0 million to $96.3 million in the 2008 period from $18.3 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $40.0 million of the increase and the Data Management Acquisition, which accounted for $36.6 million of the increase. The remaining $1.4 million of the increase was primarily due to a $0.3 million difference in the fair value adjustment to deferred revenues and organic growth, primarily in K-12 software. The 2008 period included a $0.4 million and $0.2 million reduction in revenues for fair value adjustments to deferred revenues recorded in the purchase accounting for the Data Management Acquisition and the Harland Acquisition, respectively. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. A reduction of $0.9 million for a fair value adjustment to deferred revenues was also recorded in the purchase accounting for the Harland Acquisition in the 2007 period compared with a similar adjustment in the 2008 period that was negligible.

The fair value adjustments are one-time reductions in revenues attributable to the purchase accounting for the Harland Acquisition and the Data Management Acquisition. Net revenues will continue to be affected by these adjustments until all acquired deferred revenue is recognized in the consolidated statements of operations. The Company has recognized substantially all of the reduction in net revenues resulting from the deferred revenue fair value adjustments for the Harland Acquisition and expects to recognize continued reductions in net revenues resulting from the deferred revenue fair value adjustments during the twelve-month period following the Data Management Acquisition.

Cost of Revenues:

	Six Months	Six Months
	Ended	Ended
$ in millions	June 30, 2008	June 30, 2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$419.5	$278.6
Harland Financial Solutions Segment	60.9	20.1
Scantron Segment	56.3	14.1
Eliminations	(0.6)	(0.2)

Total	$536.1	$312.6

Cost of revenues increased by $223.5 million in the 2008 period as compared to the 2007 period due to the Harland Acquisition, which accounted for an increase of $207.2 million and the Data Management Acquisition, which accounted for an increase of $24.8 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Cost of revenues from the Harland Clarke segment increased by $140.9 million to $419.5 million in the 2008 period from $278.6 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $146.6 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period included $30.2 million of amortization expense for intangible assets compared to $18.9 million in the prior year. The increase in amortization expense for the 2008 period resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition. The 2008 period included amortization for the full period while the 2007 period only included amortization from May 1, 2007, the date

Harland Clarke Holdings Corp. and Subsidiaries

of the Harland Acquisition, to June 30, 2007. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.5% in the 2008 period as compared to 63.2% in the 2007 period.

Cost of revenues from the Harland Financial Solutions segment increased by $40.8 million to $60.9 million in the 2008 period from $20.1 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $39.7 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period included $10.7 million of amortization expense for intangible assets compared to $4.5 million in the prior year. The increase in amortization expense for the 2008 period resulted from amortizable intangible assets recorded in connection with the Harland Acquisition and the Peldec assets purchase. The remaining $1.1 million of the increase resulted primarily from increased labor expenses, largely attributable to the organic growth in revenues for the period. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.0% in the 2008 period as compared to 44.5% in the 2007 period.

Cost of revenues for the Scantron segment increased by $42.2 million to $56.3 million in the 2008 period from $14.1 million in the 2007 period due to the Data Management Acquisition, which accounted for an increase of $24.8 million and the Harland Acquisition, which accounted for an increase of $20.7 million, partially offset by benefits realized from the integration of the acquired operations. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues in the 2008 period included $8.6 million of amortization expense for intangible assets compared to $2.2 million in the 2007 period. The increase in amortization expense for the 2008 period resulted from amortizable intangible assets recorded in connection with the Harland Acquisition and the Data Management Acquisition. The 2008 period included amortization for the full period while the 2007 period only included amortization from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Cost of revenues also included $0.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Data Management Acquisition for the period February 22, 2008, the date of the Data Management Acquisition, to June 30, 2008, which will not recur, compared to a similar adjustment of $2.9 million in the 2007 period related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 58.5% in the 2008 period as compared to 77.0% in the 2007 period.

Selling, General and Administrative Expenses:

	Six Months	Six Months
	Ended	Ended
$ in millions	June 30, 2008	June 30, 2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$124.4	$92.0
Harland Financial Solutions Segment	68.5	22.5
Scantron Segment	28.2	5.9
Corporate	8.5	6.1

Total	$229.6	$126.5

Selling, general and administrative expenses increased by $103.1 million in the 2008 period as compared to the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $91.7 million of the increase, and the Data Management Acquisition, which accounted for $8.7 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Selling, general and administrative expenses for the Harland Clarke segment increased by $32.4 million to $124.4 million in the 2008 period from $92.0 million in the 2007 period, primarily as a result of the

Harland Clarke Holdings Corp. and Subsidiaries

Harland Acquisition, which accounted for $26.3 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The remaining $6.1 million of the increase was primarily due to integration-related expenses including $3.6 million for systems integration, $1.4 million due to a change in vacation policy and a $0.5 million intangible asset impairment. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.8% in the 2008 period as compared to 20.9% in the 2007 period.

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $46.0 million to $68.5 million in the 2008 period from $22.5 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $46.9 million, partially offset by cost reductions. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. Also included in the 2008 period is $5.1 million of compensation expense related to an incentive agreement for the Peldec assets purchase. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 47.2% in the 2008 period as compared to 49.8% in the 2007 period.

Selling, general and administrative expenses were $28.2 million in the 2008 period for the Scantron segment, an increase of $22.3 million from $5.9 million in the 2007 period primarily due to the Harland Acquisition, which accounted for $12.4 million of the increase and the Data Management Acquisition, which accounted for $8.7 million of the increase. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007. The Scantron segment included selling, general and administrative expenses for Data Management for the period from February 22, 2008 to June 30, 2008. The remaining $1.2 million of the increase was primarily due to one-time costs, largely integration-related, incurred in connection with the Data Management Acquisition and an increase in management incentive compensation accruals. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 29.3% in the 2008 period as compared to 32.2% in the 2007 period.

Selling, general and administrative expenses were $8.5 million in the 2008 period for the Corporate segment, an increase of $2.5 million from $6.1 million in the 2007 period due to the impact of the Harland Acquisition, partially offset by $2.4 million of non-recurring retention bonus expenses related to the Harland Acquisition in the 2007 period. The 2008 period included Harland operations for the full period while the 2007 period only included Harland operations from May 1, 2007, the date of the Harland Acquisition, to June 30, 2007.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $0.8 million for the Harland Clarke segment, $2.9 million for the Harland Financial Solutions segment and $1.6 million for the Scantron segment for the six months ended June 30, 2008 related to these plans. The Company recorded $2.9 million of restructuring costs for the Harland Clarke segment in the six months ended June 30, 2007 related primarily to the closure of a printing plant and a contact center.

Harland Clarke Holdings Corp. and Subsidiaries

Interest Income

Interest income was $1.6 million in the six months ended June 30, 2008 as compared to $1.3 million in the 2007 period. The increase in interest income was due to higher cash balances available for investments in cash equivalents in the 2008 period up to the date of the Data Management Acquisition as compared to the 2007 period. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition-related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $94.5 million in the 2008 period as compared to $60.5 million in the 2007 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition, partially offset by lower interest rates.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in the 2007 period relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of payments of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 million for the write off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Other Income (Expense), Net

Other expense, net was $0.2 million in the 2008 period as compared to other income, net of $0.1 million in the 2007 period. The expense in the 2008 period was attributable to the write-down of an investment due to an other-than-temporary decline in its market value, partially offset by non-recurring miscellaneous income. The income in the 2007 period was attributable to non-recurring miscellaneous income.

Provision for Income Taxes

The Company’s effective tax rate was 42.3% in the 2008 period and 37.1% in the 2007 period. The change is primarily due to the effects of foreign losses for which the tax benefit is less than the statutory rate.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the six months ended June 30, 2008 was $95.0 million as compared to $44.4 million during the six months ended June 30, 2007. The increase in net cash provided by operating activities of $50.6 million was due to changes in working capital, primarily income and other taxes, and an increase in cash flow from operations.

The Company’s net cash used in investing activities was $254.2 million during the six months ended June 30, 2008 as compared to net cash provided by financing activities of $1,422.2 million during the six months ended June 30, 2007. The decrease in cash used in investing activities was primarily due to the Harland Acquisition in the 2007 period, partially offset by the Data Management Acquisition in the 2008 period, and increased capital expenditures in the 2008 period related to on-going requirements for the acquired Harland operations and integration projects related thereto.

Harland Clarke Holdings Corp. and Subsidiaries

The Company’s net cash used in financing activities was $55.2 million during the six months ended June 30, 2008 as compared to net cash used in financing activities of $1,486.0 million during the six months ended June 30, 2007. The financing activities during the six months ended June 30, 2008 included a $65.0 million dividend paid to M & F Worldwide partially offset by net borrowings under the Company’s credit agreement. The financing activities during the six months ended June 30, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American credit agreements, and pay related fees and expenses.

The Company’s Consolidated Contractual Obligations and Commitments

Estimated future cash payments for interest on the Company’s outstanding long-term debt decreased from $1,286.0 million as of December 31, 2007 to $954.6 million as of June 30, 2008, primarily due to the impact of a decline in interest rates on the Company’s floating rate debt and payments made during the six months ended June 30, 2008. Other contractual obligations and commitments have not changed materially since December 31, 2007. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 with respect to the Company’s other contractual obligations and commitments.

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 11 to the Company’s consolidated financial statements included in this quarterly report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

In addition to the Company’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2008 and 2007, the Company incurred $26.7 million and $10.1 million of capital expenditures and $0.3 million and $0.2 million of capitalized interest, respectively. Capital expenditures for the six months ended June 30, 2008 include $14.8 million related to integration projects and $0.2 million related to the acquired Data Management operations subsequent to February 22, 2008.

•	Contract Acquisition Payments. During the six months ended June 30, 2008 and 2007, the Company made $22.3 million and $7.0 million of contract acquisition payments to its clients, respectively. Payments for the six months ended June 30, 2008 include $15.8 million related to the acquired Harland operations.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Harland Acquisition and the Data Management Acquisition. During the six months ended June 30, 2008 and 2007, the Company made $11.9 million and $10.1 million of payments for restructuring, respectively.

The Company anticipates that its future capital expenditures and contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American, Harland and Data Management. The Company expects that payments related to restructuring programs will increase in the next twelve months to support the achievement of planned cost savings including actions related to the Data Management Acquisition that was consummated in February 2008. The Company used cash on hand to fund

Harland Clarke Holdings Corp. and Subsidiaries

the $218.7 million net purchase price after giving effect to working capital adjustments of $1.6 million, which were paid to the Company in July 2008, and related fees and expenses.

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. As of June 30, 2008, the Company had $69.6 million of availability under its revolving credit facility (after giving effect to outstanding borrowings of $20.0 million and the issuance of $10.4 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended June 30, 2008, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

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

Harland Clarke Holdings Corp. and Subsidiaries

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

Harland Clarke Holdings Corp. and Subsidiaries

•	lower than expected cash flow from operations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At June 30, 2008, the Company had $1,782.0 million of term loans outstanding under its credit agreement, $20.0 million of outstanding borrowings under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at June 30, 2008 would have resulted in an increase or decrease in its interest expense for the six months ended June 30, 2008 of approximately $4.9 million, excluding the impact of the interest rate derivative transactions discussed below.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps with notional amounts totaling $910.0 million, as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. The Company’s derivatives swap the underlying variable rate for fixed rates ranging from 4.977% to 5.362%.

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2008.

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting. During the quarter ended June 30, 2008, the Company completed its consolidation into a single enterprise resource planning (“ERP”) system for financial reporting. As a matter of course in such a consolidation, certain procedures surrounding the data input, processing and access of information ultimately used in financial reporting were changed. The Company has taken the necessary steps to monitor and maintain appropriate internal controls and to ensure that the internal controls over financial reporting remain effective after the ERP consolidation. Other than the aforementioned consolidation of the ERP system, there were no changes in the Company’s internal control over financial reporting (as such term is defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There was no material development in legal proceedings during the three months ended June 30, 2008.

Item 1A.	Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 during the three months ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

There was no event of default upon senior securities during the three months ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the three months ended June 30, 2008.

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 8, 2008.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Date: August 8, 2008	By:	/s/ Peter A. Fera, Jr. Peter A. Fera, Jr. Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: August 8, 2008	By:	/s/ J. Michael Riley J. Michael Riley Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 8, 2008.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 8, 2008.