Form 10-Q
period 2008-09-30
HARLAND CLARKE HOLDINGS CORP
filed 2008-11-04
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
Yes ☐     No ☒

As of September 30, 2008, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

* The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

HARLAND CLARKE HOLDINGS CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$41.3	$239.7
Accounts receivable (net of allowances of $3.2 and $2.4)	135.0	100.3
Inventories	38.5	31.3
Income taxes receivable	1.4	16.8
Deferred tax assets	21.7	20.3
Assets held for sale	3.0	—
Prepaid expenses and other current assets	37.0	41.7

Total current assets	277.9	450.1
Property, plant and equipment	316.9	270.1
Less accumulated depreciation	(129.7)	(83.8)

Property, plant and equipment, net	187.2	186.3
Goodwill	1,464.8	1,346.9
Other intangible assets, net	1,343.3	1,340.7
Contract acquisition payments, net	44.7	51.6
Other assets	80.6	72.0

Total assets	$3,398.5	$3,447.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$61.2	$64.2
Deferred revenues	101.8	86.3
Current maturities of long-term debt	19.7	20.1
Accrued liabilities:
Salaries, wages and employee benefits	71.4	71.9
Income and other taxes payable	16.0	11.1
Customer incentives	26.2	26.0
Acquisition-related payments	—	2.9
Payable to parent	—	2.1
Other current liabilities	45.9	33.5

Total current liabilities	342.2	318.1
Long-term debt	2,375.5	2,389.8
Deferred tax liabilities	447.9	472.6
Other liabilities	65.1	76.6
Commitments and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	157.0	202.5
Retained earnings (deficit)	17.3	(0.5)
Accumulated other comprehensive loss	(6.5)	(11.5)

Total stockholder’s equity	167.8	190.5

Total liabilities and stockholder’s equity	$3,398.5	$3,447.6

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Product revenues, net	$376.3	$367.2	$1,131.4	$831.2
Service revenues, net	77.7	65.6	224.5	105.8

Total net revenues	454.0	432.8	1,355.9	937.0
Cost of products sold	230.3	226.6	690.2	513.9
Cost of services provided	40.7	33.2	116.9	58.5

Total cost of revenues	271.0	259.8	807.1	572.4

Gross profit	183.0	173.0	548.8	364.6
Selling, general and administrative expenses	110.8	106.3	340.4	232.8
Restructuring costs	1.4	2.0	6.7	4.9

Operating income	70.8	64.7	201.7	126.9
Interest income	0.3	2.0	1.9	3.3
Interest expense	(45.2)	(52.6)	(139.7)	(113.1)
Loss on early extinguishment of debt	—	—	—	(54.6)
Other income (expense), net	—	0.1	(0.2)	0.2

Income (loss) before income taxes	25.9	14.2	63.7	(37.3)
Provision (benefit) for income taxes	10.4	6.7	26.4	(12.4)

Net income (loss)	$15.5	$7.5	$37.3	$(24.9)

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities
Net income (loss)	$37.3	$(24.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	50.8	40.8
Amortization of intangible assets	73.2	46.0
Amortization of deferred financing fees and original discount	5.9	5.0
Loss on early extinguishment of debt	—	54.6
Deferred income taxes	(25.4)	(3.5)
Asset impairments	1.0	3.1
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(19.3)	(9.0)
Inventories	0.2	6.4
Prepaid expenses and other assets	3.6	(5.9)
Contract acquisition payments, net	6.9	14.8
Accounts payable and accrued liabilities	(4.0)	1.3
Deferred revenues	8.1	9.8
Income and other taxes	19.1	(10.6)
Payable to parent	(2.1)	1.5
Other, net	0.7	0.5

Net cash provided by operating activities	156.0	129.9
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(2.9)	(1,423.0)
Purchase of Data Management	(223.3)	—
Purchase of Peldec assets	—	(14.2)
Investment in related party notes receivable	(14.4)	—
Net repayments of related party notes receivable	1.6	—
Proceeds from sale of property, plant and equipment	3.5	1.2
Capital expenditures	(38.1)	(17.2)
Capitalized interest	(0.5)	(0.3)
Other, net	(0.2)	(0.5)

Net cash used in investing activities	(274.3)	(1,454.0)
Financing activities
Dividend to parent	(65.0)	(1.8)
Issuance of notes	—	615.0
Redemption of notes	—	(175.0)
Borrowings on credit agreements	62.0	1,800.0
Repayments of credit agreements and other borrowings	(77.1)	(659.5)
Premiums, penalties and consent payments related to extinguishment of debt	—	(41.2)
Debt issuance cost	—	(56.6)

Net cash (used in) provided by financing activities	(80.1)	1,480.9

Net (decrease) increase in cash and cash equivalents	(198.4)	156.8
Cash and cash equivalents at beginning of period	239.7	30.5

Cash and cash equivalents at end of period	$41.3	$187.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$119.7	$92.5
Income taxes, net of refunds	33.8	2.1

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

1.	Description of Business and Basis of Presentation

Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (“M & F Worldwide”) purchased 100% of the capital stock of Novar USA Inc. (“Novar”) (the “Clarke American Acquisition”) and was renamed Clarke American Corp. (“Clarke American”) which is the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”), and a subsidiary of the Company was merged with and into Harland, with Harland continuing after the merger as the surviving corporation and as a wholly owned subsidiary of the Company (the “Harland Acquisition”) (see Note 3). After the closing of the Harland Acquisition, the Company changed its name on May 2, 2007 from Clarke American to Harland Clarke Holdings.

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”) (see Note 3). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

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

The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.

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

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). The Company is a holding company, and has no independent assets at September 30, 2008, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are minor.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157, as amended by FASB Staff Position Nos. FAS 157-1, 157-2 and 157-3 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstance and does not apply to certain lease arrangements. SFAS No. 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007, with the exception of certain nonfinancial assets and nonfinancial liabilities for which SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement effective January 1, 2008 did not have a material effect on the Company’s consolidated results of operations and financial position (see Note 15).

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity and the recognition of the amount of net income attributable to the noncontrolling interest to be included in results of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Since the Company currently has no material interest in any of its subsidiaries, the adoption of SFAS No. 160 will not have a significant impact on the Company’s consolidated results of operations and financial condition.

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

Acquisition of Data Management

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash after giving effect to working capital adjustments of $1.6. Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews & Forbes Holdings Inc. (which, as of September 30, 2008, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock) for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Data Management Acquisition date:

Accounts receivable		$16.0
Inventories		7.5
Property, plant and equipment		25.5
Goodwill		115.5
Other intangible assets:
Customer relationships	$65.4
Trademarks and tradenames	2.4
Patented technology and software	7.5

Total other intangible assets		75.3
Other assets		0.6

Total assets acquired		240.4
Deferred revenues		7.6
Other liabilities		9.5

Net assets acquired		$223.3

The above purchase price allocation is preliminary and the amount allocated to goodwill is subject to refinement as the Company finalizes the valuation of certain assets and liabilities. Goodwill in the amount of approximately $115.5 and intangible assets in the amount of approximately $75.3 related to Data Management are deductible for tax purposes. The principal factor affecting the purchase price, which resulted in the recognition of goodwill, was the fair value of the going-concern element of Data Management, which includes the assembled workforce and synergies that are expected to be achieved.

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

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.0 and $0.4 were expensed during the three and nine months ended September 30, 2008, respectively).

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.3 and $0.7 were reflected as reduced revenues during the three and nine months ended September 30, 2008, respectively). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve-month period following the Data Management Acquisition.

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

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.1 and $4.4 were expensed during the three and nine months ended September 30, 2007, respectively).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.1 and $1.5 were reflected as reduced revenues during the three and nine months ended September 30, 2008, respectively, and $3.9 and $8.2 were reflected as reduced revenues during the three and nine months ended September 30, 2007, respectively). The total reduction in revenues from May 1, 2007 to September 30, 2008 was $13.7.

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

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)

Net revenues	$454.0	$464.0	$1,373.2	$1,372.4
Operating income	73.0	81.6	209.8	104.3
Net income (loss)	16.9	17.8	42.3	(72.0)
Depreciation and amortization (excluding amortization of deferred financing fees)	41.3	41.9	125.7	128.2

In the pro forma information above, the results prior to the Harland Acquisition and the Data Management Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocations; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt in connection with the Harland Acquisition; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock-based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $0.0 and $115.9 during the three and nine months ended September 30, 2007, respectively.

The pro forma information above for the 2008 periods includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.4 and $2.6 for the three and nine months ended September 30, 2008, respectively.

The pro forma information above for the three months ended September 30, 2007 includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.1 and $3.9, respectively.

The pro forma information above includes the impact of the following items for the nine months ended September 30, 2007: the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.4 and $8.2, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($21.1 reflected in the three months ended September 30, 2008 and 2007 and $62.9 reflected in the nine months ended September 30, 2008 and

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

2007 for the Harland Acquisition; and $1.3 reflected in the three months ended September 30, 2008 and 2007 and $3.9 reflected in the nine months ended September 30, 2008 and 2007 for the Data Management Acquisition). These cost savings pertain to the termination of certain Harland and Data Management employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 was paid on the first anniversary of the closing date, and $5.0 is due on each of the second and third anniversaries of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the related agreements. Fees and expenses of $0.4 were capitalized in the purchase price. The allocation of the purchase price above resulted in identified intangible assets of $7.2.

The pro forma effects on the results of operations for the Peldec assets purchase were not material and are not included in the pro forma information presented above.

4.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2008	2007

Finished goods	$10.0	$7.8
Work-in-process	9.6	7.1
Raw materials	18.9	16.4

	$38.5	$31.3

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

5.	Assets Held For Sale

At September 30, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facility in Atlanta, Georgia and an operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to the Harland Acquisition. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months.

Assets held for sale at September 30, 2008 consisted of the following:

Land	$1.0
Buildings and improvements	2.0

Total	$3.0

During the third quarter of 2008, the Company sold its former printing facility in Clearwater, Florida for its carrying value of $2.8. During the second quarter of 2008, the Company recorded a charge of $0.3 to adjust the carrying value of the Clearwater, Florida facility to its estimated fair value, which was included in cost of products sold in the accompanying consolidated statements of operations.

6.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the nine months ended September 30, 2008 is as follows:

Balance as of December 31, 2007	$1,346.9
Acquisition of Data Management	115.5
Adjustments to goodwill	2.7
Effect of exchange rate changes	(0.3)

Balance as of September 30, 2008	$1,464.8

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	September 30,	December 31,	September 30,	December 31,
	(in years)	2008	2007	2008	2007

Amortized intangible assets:
Customer relationships	3 – 30	$1,221.2	$1,155.6	$149.0	$86.0
Trademarks and tradenames	5 – 15	14.3	11.9	2.5	1.6
Software and other	2 – 10	60.2	60.5	15.5	8.0
Patented technology	4 – 20	19.6	12.2	1.9	0.8

		1,315.3	1,240.2	168.9	96.4

Indefinite lived-intangible assets:
Trademarks and tradenames		196.9	196.9	—	—

Total other intangibles		$1,512.2	$1,437.1	$168.9	$96.4

Amortization expense was $24.7 and $73.2 for the three and nine months ended September 30, 2008, respectively, and $20.3 and $46.0 for the three and nine months ended September 30, 2007, respectively.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Estimated aggregate amortization expense for intangible assets through December 31, 2012 is as follows:

Three months ending December 31, 2008	$24.7
Year ending December 31, 2009	96.7
Year ending December 31, 2010	94.3
Year ending December 31, 2011	87.8
Year ending December 31, 2012	81.8

During the third quarter of 2007, the Company continued to experience greater revenue attrition than expected for the Alcott Routon operation within the Harland Clarke segment. As a result, as well as management’s decision to change the business model for this operation, the Company assessed whether portions of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on then current expectations indicated an impairment and the intangible assets were written down to their estimated fair value at that time. As a result, an impairment charge of $3.1 was recorded and included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007.

During the second quarter of 2008, the Company experienced further declines in customer revenues for Alcott Routon operations and assessed the customer relationship intangible asset for impairment. An analysis of the sum of the forecasted undiscounted future cash flows based on current expectations indicated an impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2008.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the three months ended September 30, 2008 and 2007 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions(1)(2)	Scantron(1)(3)	and Other	Total

Product revenues, net:
Three months ended September 30, 2008	$321.6	$19.1	$35.6	$—	$376.3
Three months ended September 30, 2007	331.5	16.2	19.5	—	367.2
Service revenues, net:
Three months ended September 30, 2008	$1.1	$53.7	$22.9	$—	$77.7
Three months ended September 30, 2007	0.7	51.3	13.6	—	65.6
Intersegment revenues:
Three months ended September 30, 2008	$—	$—	$0.1	$(0.1)	$—
Three months ended September 30, 2007	0.2	—	0.3	(0.5)	—
Operating income (loss):
Three months ended September 30, 2008	$57.0	$8.0	$9.0	$(3.2)	$70.8
Three months ended September 30, 2007	55.4	6.8	7.5	(5.0)	64.7
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Three months ended September 30, 2008	$28.0	$7.2	$6.1	$—	$41.3
Three months ended September 30, 2007	30.4	5.2	3.8	0.1	39.5
Capital expenditures (excluding capital leases):
Three months ended September 30, 2008	$6.1	$1.0	$4.3	$—	$11.4
Three months ended September 30, 2007	4.0	2.4	0.7	—	7.1

Selected summarized financial information for the nine months ended September 30, 2008 and 2007 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions(1)(2)	Scantron(1)(3)	and Other(4)	Total

Product revenues, net:
Nine months ended September 30, 2008	$980.1	$58.5	$92.8	$—	$1,131.4
Nine months ended September 30, 2007	771.7	30.1	29.4	—	831.2
Service revenues, net:
Nine months ended September 30, 2008	$3.4	$159.4	$61.7	$—	$224.5
Nine months ended September 30, 2007	1.3	82.6	21.9	—	105.8
Intersegment revenues:
Nine months ended September 30, 2008	$0.3	$—	$0.4	$(0.7)	$—
Nine months ended September 30, 2007	0.3	—	0.4	(0.7)	—
Operating income (loss):
Nine months ended September 30, 2008	$173.4	$20.8	$19.2	$(11.7)	$201.7
Nine months ended September 30, 2007	122.8	9.4	5.7	(11.0)	126.9
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
Nine months ended September 30, 2008	$85.2	$21.7	$17.1	$—	$124.0
Nine months ended September 30, 2007	68.8	11.2	6.7	0.1	86.8
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2008	$26.9	$3.4	$7.8	$—	$38.1
Nine months ended September 30, 2007	12.7	3.4	1.1	—	17.2
Total assets were as follows:
September 30, 2008	$1,242.6	$335.9	$304.5	$1,515.5	$3,398.5
December 31, 2007	1,304.8	360.7	171.5	1,610.6	3,447.6

(1)	Includes results of the acquired Harland businesses from the date of acquisition.
(2)	Includes results of the acquired Peldec business from the date of acquisition.
(3)	Includes results of the acquired Data Management business from the date of acquisition.
(4)	Total assets include goodwill of $1,464.8 and $1,346.9 as of September 30, 2008 and December 31, 2007, respectively, which is not assigned to the operating segments.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

8.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$15.5	$7.5	$37.3	$(24.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.6)	—	(0.6)	0.4
Changes in fair value of cash flow hedging instruments, net of tax provision (benefit) of $1.9, $(4.9), $3.6 and $(4.7)	2.9	(7.6)	5.6	(7.2)
Unrealized (loss) on investments, net of negligible tax benefits	(0.1)	(0.1)	—	(0.2)

Comprehensive income (loss)	$16.7	$(0.2)	$42.3	$(31.9)

9.	Postretirement Defined Benefit Plans

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

Net periodic postretirement costs for these plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest cost	$0.3	$0.2	$0.7	$0.4
Net amortization	—	—	—	—

Net postretirement benefit cost	$0.3	$0.2	$0.7	$0.4

10.	Income Taxes

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s federal tax returns for the 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service recently commenced examinations of Novar for the tax year 2005, Harland for the tax years 2005 through May 1, 2007, and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of FIN 48 did not

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

have a significant impact on the Company’s consolidated financial statements. There are no events that have occurred since December 31, 2007 that had a material impact on amounts accrued for the Company’s uncertain tax positions.

11.	Long-Term Debt

	September 30,	December 31,
	2008	2007

$1,900.0 Senior Secured Credit Facilities	$1,777.5	$1,791.0
Senior Floating Rate Notes due 2015	305.0	305.0
9.50% Senior Fixed Rate Notes due 2015	310.0	310.0
Capital lease obligations and other indebtedness	2.7	3.9

	2,395.2	2,409.9
Less: current maturities	(19.7)	(20.1)

Long-term debt, net of current maturities	$2,375.5	$2,389.8

$1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 6.84% at September 30, 2008. As of September 30, 2008, there were no outstanding borrowings under the Revolver and there was $87.6 available for borrowing thereunder (giving effect to the issuance of $12.4 of letters of credit).

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

Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 7.55% at September 30, 2008. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations with principal balances totaling $2.7 and $3.4 at September 30, 2008 and December 31, 2007, respectively. These obligations have imputed interest rates ranging from 3.6% to 8.0% and have required payments, including interest, of $0.5 remaining in 2008, $1.9 in 2009, and $0.5 in 2010. A subsidiary of the Company also had $0.0 and $0.5 outstanding under an information technology financing obligation at September 30, 2008 and December 31, 2007, respectively.

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

As of September 30, 2008 and December 31, 2007, the Company recorded a liability of $13.6 and $22.7, respectively, related to these derivative instruments in other liabilities in the accompanying consolidated balance sheets.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois, where the case remains pending. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. HFS believes that the claims against it are without merit and will defend itself vigorously.

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

In addition to restructuring liabilities recorded in purchase accounting, the Company expensed $5.5 subsequent to the Harland Acquisition for restructuring plans to leverage incremental synergies in the Harland Clarke segment’s printing plants, contact centers and selling, general and administrative areas. These expenditures consisted of $2.3 in severance and severance-related costs and $3.2 of facilities closure and other costs. The Company expensed $0.6 and $1.4 for these restructuring plans during the three and nine months ended September 30, 2008, respectively, and $2.0 and $3.4 during the three and nine months ended September 30, 2007, respectively.

Ongoing lease commitments related to Harland Acquisition restructuring plans continue through 2010. The Company expects to expense an additional $0.2 for the termination of certain employees and $0.4 of facilities closure and other costs.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table details the components of the Company’s restructuring accruals related to the Harland Acquisition and other restructuring activities prior to the Harland Acquisition for the nine-month periods ended September 30, 2008 and 2007:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Nine months ended September 30, 2008:
Severance and severance-related	$9.2	$1.5	$0.9	$(8.3)	$3.3
Facilities closures and other	4.6	(0.6)	0.5	(2.0)	2.5

Total	$13.8	$0.9	$1.4	$(10.3)	$5.8

Nine months ended September 30, 2007:
Severance and severance-related	$1.7	$12.5	$3.6	$(12.9)	$4.9
Facilities closures and other	1.0	5.4	1.3	(1.9)	5.8

Total	$2.7	$17.9	$4.9	$(14.8)	$10.7

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

As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $2.2 for severance and severance-related costs for the termination of certain Scantron employees and $0.1 of facilities and other costs for the consolidation of certain printing operations during the nine months ended September 30, 2008, of which $0.7 was expensed during the three months ended September 30, 2008. All of the Data Management Acquisition restructuring costs expensed during the three and nine months ended September 30, 2008 were in the Scantron segment. The Company expects to complete the planned employee terminations and consolidation of printing and manufacturing operations by the end of 2008. The Company expects to expense approximately $2.3 for the termination of Scantron employees and $4.0 for facilities and other costs.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following details the components of the Company’s restructuring accruals related to the Data Management Acquisition for the nine-month period ended September 30, 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance

Nine months ended September 30, 2008:
Severance and severance-related	$—	$2.5	$2.2	$(3.4)	$1.3
Facilities and other	—	—	0.1	(0.1)	—

Total	$—	$2.5	$2.3	$(3.5)	$1.3

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

As a result of the plan, the Company expensed $0.1 and $3.0 of severance and severance-related costs for the termination of certain employees during the three and nine months ended September 30, 2008, respectively. The total cost of the plan is estimated to be $3.1. The Company expects to make severance payments related to the plan through April 2010.

The following details the Company’s restructuring accruals related to the Harland Financial Solutions plan for the nine-month period ended September 30, 2008:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance

Nine months ended September 30, 2008:
Severance and severance-related	$—	$3.0	$(1.7)	$1.3

Restructuring accruals are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to these restructuring plans through 2010.

14.	Transactions with Related Parties

Notes Receivable

During the quarter ended September 30, 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Prime plus 2.5% plus an unused line fee of 0.25%, payable quarterly. The note, which has a principal amount of $7.0, matures in September 2012, and bears interest at an annual rate of 12%, payable quarterly either in cash, or in a combination of 75% cash and 25% Delphax stock. As part of this transaction, the Company also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The outstanding balance on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the quarter, the Company received $6.4 in payments and released $4.8 in draws on the revolver, bringing the principal balance of the debt to $12.4 at September 30, 2008. Interest income of $0.3 was recorded in the quarter.

Other

In accordance with SEC Staff Accounting Bulletin 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company expensed $0.7 and $2.0 during the three and nine months ended September 30, 2008, respectively, and $0.7 and $1.5 during the three and nine months ended September 30, 2007, respectively, for services provided to the Company by M & F Worldwide. These amounts are reflected in selling, general and administrative expenses.

During the nine months ended September 30, 2008, the Company paid a cash dividend of $65.0 to M & F Worldwide as permitted by restricted payment baskets within the Company’s debt agreements. During the nine months ended September 30, 2007, the Company paid a cash dividend in the amount of $1.8 to M & F Worldwide to cover certain public company related expenses.

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

As discussed in Note 2, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of September 30, 2008, the Company held two types of financial instruments subject to valuation under SFAS No. 157, marketable securities and interest rate swaps. The marketable securities are included in other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other liabilities in the accompanying consolidated balance sheets. Fair values as of September 30, 2008 were calculated as follows:

	Balance at
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$0.8	$0.8	$—	$—
Liability for interest rate swaps	13.6	—	13.6	—

Harland Clarke Holdings Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2008 and September 30, 2007 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.

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

The Scantron segment, which is composed of operations acquired from Harland and the Data Management Acquisition (as defined below), provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.

Recent Significant Acquisitions

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

Harland Clarke Holdings Corp. and Subsidiaries

On May 1, 2007, the Company consummated the acquisition of Harland. The cash consideration paid was $52.75 per share, or a total of approximately $1,423.0 million, for the outstanding equity of Harland. To fund the purchase price of the Harland Acquisition, to refinance Harland Clarke Holdings’ and Harland’s prior existing indebtedness, and to pay the fees and expenses for the Harland Acquisition and the related financings:

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

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments – including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the United States. A 2007 study by the Federal Reserve analyzing check writing patterns determined that the number of checks written declined 4.1% over the period from 2003 to 2006 and according to Global Concepts, Inc., an independent consulting firm hired by the Federal Reserve to analyze check writing patterns, the number of checks written is forecast to decline at a compound annual rate of approximately 3.7% from 2004 to 2009. Whereas in the past, Harland Clarke had experienced declines in check volumes generally consistent with the Federal Reserve studies, in recent periods Harland Clarke is experiencing check unit declines slightly higher than those reflected in the Federal Reserve studies. Harland Clarke is unable to determine at this time whether such slight declines above Federal Reserve estimates are attributable to timing issues, underlying differences in measurement methodologies, recent economic and financial market difficulties, and/or a further acceleration in check unit declines. Harland Clarke is focused on growing its business through the addition of a variety of non-check-related products and services and optimizing its existing catalog of offerings to better serve its customers.

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

The Harland Clarke segment’s operating results are also affected by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also affects revenues through the number of new checking accounts being opened. The Harland Clarke segment’s operating results may be negatively affected by slow or negative growth of, or downturns in, the United States economy. To a lesser degree, business confidence affects a portion of the Harland Clarke segment. In addition, if Harland Clarke’s financial institution customers fail or merge with other financial institutions, Harland Clarke may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Clarke’s operating results.

Harland Clarke Holdings Corp. and Subsidiaries

Harland Financial Solutions

Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.

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

Scantron

While the number of tests given annually in K-12 and higher education markets continues to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. Economic slowdown in the United States may negatively affect education budgets and spending, which would have an adverse impact on Scantron’s operating results.

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

Harland Clarke Holdings Corp. and Subsidiaries

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The operating results for the three months ended September 30, 2008 for the Scantron segment, as reflected in the accompanying consolidated statements of operations and described below, include the Data Management operations that were acquired on February 22, 2008.

The operating results for the three months ended September 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the Harland operations that were acquired on May 1, 2007, and do not include the Data Management operations that were acquired on February 22, 2008.

Net Revenues:

	Three Months	Three Months
	Ended	Ended
$ in millions	September 30, 2008	September 30, 2007

Consolidated Net Revenues:
Harland Clarke Segment	$322.7	$332.4
Harland Financial Solutions Segment	72.8	67.5
Scantron Segment	58.6	33.4
Eliminations	(0.1)	(0.5)

Total	$454.0	$432.8

Net revenues increased by $21.2 million to $454.0 million in the 2008 period from $432.8 million in the 2007 period as a result of the Data Management Acquisition, which accounted for an increase of $26.1 million.

Net revenues from the Harland Clarke segment decreased by $9.7 million to $322.7 million in the 2008 period from $332.4 million in the 2007 period. The decline was primarily a result of decreased unit volume, partially offset by one extra production day in the 2008 period and higher revenues per unit. The 2007 period included a charge of $0.2 million for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues from the Harland Financial Solutions segment increased by $5.3 million to $72.8 million in the 2008 period from $67.5 million in the 2007 period, with $2.3 million of the increase resulting from organic growth in the risk management and enterprise solutions product lines. Net revenues in the 2008 and 2007 periods also included charges of $0.1 million and $3.1 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues from the Scantron segment increased by $25.2 million to $58.6 million in the 2008 period from $33.4 million in the 2007 period as a result of the Data Management Acquisition, which accounted for an increase of $26.1 million. Net revenues in the 2008 and 2007 periods also included charges of $0.3 million and $0.6 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland and Data Management acquisitions.

Harland Clarke Holdings Corp. and Subsidiaries

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

Cost of Revenues:

	Three Months	Three Months
	Ended	Ended
$ in millions	September 30, 2008	September 30, 2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$206.1	$215.3
Harland Financial Solutions Segment	32.2	28.2
Scantron Segment	32.8	16.8
Eliminations	(0.1)	(0.5)

Total	$271.0	$259.8

Cost of revenues increased by $11.2 million to $271.0 million in the 2008 period from $259.8 million in the 2007 period due to the Data Management Acquisition, which accounted for an increase of $16.6 million.

Cost of revenues from the Harland Clarke segment decreased by $9.2 million to $206.1 million in the 2008 period from $215.3 million in the 2007 period. The decrease in cost of revenues was primarily due to lower volumes and labor cost reductions, partially offset by increases in delivery expenses and one extra production day in the 2008 period. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.9% in the 2008 period as compared to 64.8% in the 2007 period.

Cost of revenues from the Harland Financial Solutions segment increased by $4.0 million to $32.2 million in the 2008 period from $28.2 million in the 2007 period. The increase in cost of revenues was primarily due to higher revenues and a $2.4 million increase in amortization of intangible assets related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 44.2% in the 2008 period as compared to 41.8% in the 2007 period.

Cost of revenues for the Scantron segment increased by $16.0 million to $32.8 million in the 2008 period from $16.8 million in the 2007 period. The increase was due to the Data Management Acquisition, which accounted for an increase of $16.6 million. The 2007 period included a charge of $0.1 million for non-cash fair value purchase accounting adjustments to inventory related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 56.0% in the 2008 period as compared to 50.3% in the 2007 period due to the Data Management Acquisition.

Selling, General and Administrative Expenses:

	Three Months	Three Months
	Ended	Ended
$ in millions	September 30, 2008	September 30, 2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$59.0	$59.6
Harland Financial Solutions Segment	32.5	32.6
Scantron Segment	16.1	9.1
Corporate	3.2	5.0

Total	$110.8	$106.3

Harland Clarke Holdings Corp. and Subsidiaries

Selling, general and administrative expenses increased by $4.5 million to $110.8 million in the 2008 period from $106.3 million in the 2007 period, due to the Data Management Acquisition, which accounted for an increase of $5.7 million.

Selling, general and administrative expenses for the Harland Clarke segment decreased by $0.6 million to $59.0 million in the 2008 period from $59.6 million in the 2007 period. The decrease was primarily due to labor cost reductions, partially offset by one extra production day in the 2008 period. The 2007 period included a $3.1 million non-cash impairment charge from the write down of Alcott Routon intangible assets. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.3% in the 2008 period as compared to 17.9% in the 2007 period.

Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $0.1 million to $32.5 million in the 2008 period from $32.6 million in the 2007 period, primarily due to labor cost reductions. Selling, general and administrative expenses in the 2008 and 2007 periods included charges of $2.1 million and $0.8 million, respectively, for compensation expense related to an incentive agreement for the Peldec assets purchase. The Peldec assets purchase was completed on August 15, 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 44.6% in the 2008 period as compared to 48.3% in the 2007 period.

Selling, general and administrative expenses for the Scantron segment increased $7.0 million to $16.1 million in the 2008 period from $9.1 million in the 2007 period, primarily due to the Data Management Acquisition, which accounted for $5.7 million of the increase. The remaining $1.3 million of the increase was due to integration expenses incurred in connection with the Data Management Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 27.5% in the 2008 period as compared to 27.2% in the 2007 period.

Selling, general and administrative expenses were $3.2 million in the 2008 period for the Corporate segment, a decrease of $1.8 million from $5.0 million in the 2007 period primarily due to cost reductions related to the Harland Acquisition.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During 2008, the Company adopted further restructuring plans within the Harland Clarke segment to leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $0.6 million for the Harland Clarke segment, $0.1 million for the Harland Financial Solutions segment and $0.7 million for the Scantron segment for the three months ended September 30, 2008 related to these plans. The Company recorded $2.0 million of restructuring costs for the Harland Clarke segment in the three months ended September 30, 2007 related primarily to these plans.

Interest Income

Interest income was $0.3 million in the 2008 period as compared to $2.0 million in the 2007 period. The decrease in interest income was primarily due to lower cash balances available for investments in cash equivalents in the 2008 period primarily due to cash used for the Data Management Acquisition and a dividend to M & F Worldwide.

Harland Clarke Holdings Corp. and Subsidiaries

Interest Expense

Interest expense was $45.2 million in the 2008 period as compared to $52.6 million in the 2007 period. The decrease in interest expense was primarily due to lower interest rates.

Other Income, Net

Other income, net was $0.0 million in the 2008 period as compared to $0.1 million in the 2007 period, which was primarily related to non-recurring miscellaneous income.

Provision for Income Taxes

The Company’s effective tax rate was 40.2% in the 2008 period and 47.2% in the 2007 period. The change is primarily due to the effects of foreign losses for which the tax benefit is less than the statutory rate in the 2008 period and incremental state and local taxes recorded in the 2007 period.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The operating results for the nine months ended September 30, 2008 for the Scantron segment, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Data Management operations from February 22, 2008, the date of the Data Management Acquisition.

The operating results for the nine months ended September 30, 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Harland operations from May 1, 2007, the date of the Harland Acquisition, and do not include the Data Management operations that were acquired on February 22, 2008.

Net Revenues:

	Nine Months	Nine Months
	Ended	Ended
$ in millions	September 30, 2008	September 30, 2007

Consolidated Net Revenues:
Harland Clarke Segment	$983.8	$773.3
Harland Financial Solutions Segment	217.9	112.7
Scantron Segment	154.9	51.7
Eliminations	(0.7)	(0.7)

Total	$1,355.9	$937.0

Net revenues increased by $418.9 million to $1,355.9 million in the 2008 period from $937.0 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $345.1 million of the increase, and the Data Management Acquisition, which accounted for $62.7 million of the increase.

Net revenues from the Harland Clarke segment increased by $210.5 million to $983.8 million in the 2008 period from $773.3 million in the 2007 period, as a result of the Harland Acquisition, which accounted for an increase of $210.9 million. Volume decline was substantially offset by increased revenues per unit. Net revenues in the 2007 period also included charges of $0.5 million for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues from the Harland Financial Solutions segment increased by $105.2 million to $217.9 million in the 2008 period from $112.7 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $94.8 million of the increase. The remaining $10.4 million of the increase was due in part to $5.5 million of organic growth in the risk management and enterprise solutions product lines. Net revenues in the 2008 and 2007 periods also included charges of $1.3 million and $6.2 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues from the Scantron segment increased by $103.2 million to $154.9 million in the 2008 period from $51.7 million in the 2007 period, primarily as a result of the Data Management Acquisition, which

Harland Clarke Holdings Corp. and Subsidiaries

accounted for $62.7 million of the increase, and the Harland Acquisition, which accounted for $40.0 million of the increase. Net revenues in the 2008 and 2007 periods also included charges of $0.9 million and $1.5 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Data Management and Harland acquisitions.

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

Cost of Revenues:

	Nine Months	Nine Months
	Ended	Ended
$ in millions	September 30, 2008	September 30, 2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$625.6	$494.0
Harland Financial Solutions Segment	93.1	48.3
Scantron Segment	89.1	30.8
Eliminations	(0.7)	(0.7)

Total	$807.1	$572.4

Cost of revenues increased by $234.7 million to $807.1 million in the 2008 period from $572.4 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $207.2 million, and the Data Management Acquisition, which accounted for an increase of $41.4 million.

Cost of revenues from the Harland Clarke segment increased by $131.6 million to $625.6 million in the 2008 period from $494.0 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $146.6 million, and increases in delivery expenses. Partially offsetting the increase were lower volumes and labor and materials cost reductions. Cost of revenues in the 2007 periods also included charges of $1.4 million for non-cash fair value purchase accounting adjustments to inventory related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.6% in the 2008 period as compared to 63.9% in the 2007 period.

Cost of revenues from the Harland Financial Solutions segment increased by $44.8 million to $93.1 million in the 2008 period from $48.3 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $39.7 million of the increase. The remaining $5.1 million of the increase primarily resulted from higher revenues and increased amortization of intangible assets related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.7% in the 2008 period as compared to 42.9% in the 2007 period.

Cost of revenues for the Scantron segment increased by $58.3 million to $89.1 million in the 2008 period from $30.8 million in the 2007 period due to the Data Management Acquisition, which accounted for an increase of $41.4 million, and the Harland Acquisition, which accounted for an increase of $20.7 million. Cost of revenues in the 2008 and 2007 periods also included charges of $0.4 million and $3.0 million, respectively, for non-cash fair value purchase accounting adjustments to inventory related to the Data Management and Harland acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 57.5% in the 2008 period as compared to 59.6% in the 2007 period.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, General and Administrative Expenses:

	Nine Months	Nine Months
	Ended	Ended
$ in millions	September 30, 2008	September 30, 2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$183.4	$151.6
Harland Financial Solutions Segment	101.0	55.1
Scantron Segment	44.3	15.1
Corporate	11.7	11.0

Total	$340.4	$232.8

Selling, general and administrative expenses increased by $107.6 million to $340.4 million in the 2008 period from $232.8 million in the 2007 period, primarily as a result of the Harland Acquisition, which accounted for $91.7 million of the increase, and the Data Management Acquisition, which accounted for $14.4 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $31.8 million to $183.4 million in the 2008 period from $151.6 million in the 2007 period, primarily due to the Harland Acquisition, which accounted for $26.3 million of the increase. The remaining $5.5 million of the increase was primarily due to increased integration expenses and a change in vacation policy, partially offset by labor cost reductions. Selling, general and administrative expenses in the 2008 and 2007 periods also included $0.5 million and $3.1 million, respectively, for non-cash impairment charges from the write down of Alcott Routon intangible assets. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.6% in the 2008 period as compared to 19.6% in the 2007 period.

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $45.9 million to $101.0 million in the 2008 period from $55.1 million in the 2007 period due to the Harland Acquisition, which accounted for an increase of $46.9 million, partially offset by labor cost reductions. Selling, general and administrative expenses in the 2008 and 2007 periods also included $7.2 million and $0.8 million, respectively, for compensation expense related to an incentive agreement for the Peldec assets purchase. The Peldec assets purchase was completed on August 15, 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 46.4% in the 2008 period as compared to 48.9% in the 2007 period.

Selling, general and administrative expenses for the Scantron segment increased by $29.2 million to $44.3 million in the 2008 period from $15.1 million in the 2007 period, primarily due to the Harland Acquisition, which accounted for $12.4 million of the increase, and the Data Management Acquisition, which accounted for $14.4 million of the increase. The remaining $2.4 million of the increase was primarily due to integration expenses incurred in connection with the Data Management Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 28.6% in the 2008 period as compared to 29.2% in the 2007 period.

Selling, general and administrative expenses for the Corporate segment increased by $0.7 million to $11.7 million in the 2008 period from $11.0 million in the 2007 period. The Harland Acquisition accounted for $5.6 million of the increase, substantially offset by cost reductions. The 2007 period also included $2.4 million of non-recurring retention bonus expenses related to the Harland Acquisition.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During 2008, the Company adopted further restructuring plans within the Harland Clarke segment to leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans

Harland Clarke Holdings Corp. and Subsidiaries

to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $1.4 million for the Harland Clarke segment, $3.0 million for the Harland Financial Solutions segment and $2.3 million for the Scantron segment for the nine months ended September 30, 2008 related to these plans. The Company recorded $4.9 million of restructuring costs for the Harland Clarke segment in the nine months ended September 30, 2007 related primarily to these plans.

Interest Income

Interest income was $1.9 million in the 2008 period as compared to $3.3 million in the 2007 period. The decrease in interest income was due to lower cash balances available for investments in cash equivalents in the 2008 period primarily due to cash used for the Data Management Acquisition and a dividend to M & F Worldwide.

Interest Expense

Interest expense was $139.7 million in the 2008 period as compared to $113.1 million in the 2007 period. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition, partially offset by lower interest rates.

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

Other Income (Expense), Net

Other expense, net was $0.2 million in the 2008 period as compared to other income, net of $0.2 million in the 2007 period. The expense in the 2008 period was attributable to the write-down of an investment of $0.3 million due to an other-than-temporary decline in its market value, partially offset by non-recurring miscellaneous income. The income in the 2007 period was attributable to non-recurring miscellaneous income.

Provision for Income Taxes

The Company’s effective tax rate was 41.4% in the 2008 period and a benefit of 33.2% in the 2007 period. The change is primarily due to the effects of foreign losses for which the tax benefit is less than the statutory rate in the 2008 period and incremental state and local taxes recorded in the 2007 period.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities during the nine months ended September 30, 2008 was $156.0 million as compared to $129.9 million during the nine months ended September 30, 2007. The increase in net cash provided by operating activities of $26.1 million was due to an increase in cash flow from operations and changes in working capital, primarily income and other taxes.

Harland Clarke Holdings Corp. and Subsidiaries

The Company’s net cash used in investing activities was $274.3 million during the nine months ended September 30, 2008 as compared to $1,454.0 million during the nine months ended September 30, 2007. The decrease in cash used in investing activities was primarily due to the Harland Acquisition in the 2007 period, partially offset by the Data Management Acquisition in the 2008 period, increased capital expenditures in the 2008 period related to ongoing requirements for the acquired Harland operations and integration projects related thereto and the investment in the Delphax notes receivable in 2008.

The Company’s net cash used in financing activities was $80.1 million during the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $1,480.9 million during the nine months ended September 30, 2007. The financing activities during the nine months ended September 30, 2008 included a $65.0 million dividend paid to M & F Worldwide and net repayments under the Company’s credit agreement. The financing activities during the nine months ended September 30, 2007 included borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American credit agreements, and pay related fees and expenses.

The Company’s Consolidated Contractual Obligations and Commitments

Estimated future cash payments for interest on the Company’s outstanding long-term debt decreased from $1,286.0 million as of December 31, 2007 to $1,020.4 million as of September 30, 2008, primarily due to the impact of a decrease in interest rates on the Company’s floating rate debt and payments made during the nine months ended September 30, 2008. Other contractual obligations and commitments have not changed materially since December 31, 2007. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 with respect to the Company’s other contractual obligations and commitments.

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

In addition to the Company’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2008 and 2007, the Company incurred $38.1 million and $17.2 million of capital expenditures and $0.5 million and $0.3 million of capitalized interest, respectively. Capital expenditures for the nine months ended September 30, 2008 include $19.3 million related to integration projects and $0.4 million related to the acquired Data Management operations subsequent to February 22, 2008.

•	Contract Acquisition Payments. During the nine months ended September 30, 2008 and 2007, the Company made $27.1 million and $11.1 million of contract acquisition payments to its clients, respectively. Payments for the nine months ended September 30, 2008 include $17.6 million related to the acquired Harland operations.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Harland Acquisition and the Data Management Acquisition. During the nine months ended September 30, 2008 and 2007, the Company made $15.5 million and $14.8 million of payments for restructuring, respectively.

The Company anticipates that its future capital expenditures and contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American, Harland and

Harland Clarke Holdings Corp. and Subsidiaries

Data Management. The Company expects that payments related to restructuring programs will be largely consistent with historical levels of such payments in the next twelve months to support the achievement of planned cost savings including actions related to the Data Management Acquisition that was consummated in February 2008. The Company used cash on hand to fund the $223.3 million net purchase price for Data Management after giving effect to working capital adjustments of $1.6 million, and related fees and expenses.

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. As of September 30, 2008, the Company had $87.6 million of availability under its revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Forward-Looking Statements

This quarterly report on Form 10-Q for the quarter ended September 30, 2008, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

Harland Clarke Holdings Corp. and Subsidiaries

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors, and our ability to grow non-check-related product lines;

•	consolidation among financial institutions;

•	adverse changes among, or failures or consolidation of the financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate Harland and Data Management into our business and manage future acquisitions;

•	our ability to retain our and Harland’s historical clients after the Harland Acquisition or Data Management’s historical clients after the Data Management Acquisition;

•	our ability to implement any or all components of our business strategy or realize all of the expected cost savings or synergies;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	downturns in general economic and market conditions, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	the loss of one of our significant customers;

Harland Clarke Holdings Corp. and Subsidiaries

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

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

At September 30, 2008, the Company had $1,777.5 million of term loans outstanding under its credit agreement, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at September 30, 2008 would have resulted in an increase or decrease in its interest expense for the nine months ended September 30, 2008 of approximately $6.0 million, excluding the impact of the interest rate derivative transactions discussed below.

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

Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2008.

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

(b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois, where the case remains pending. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. HFS believes that the claims against it are without merit and will defend itself vigorously.

Item 1A.	Risk Factors

There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 during the three months ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

There was no event of default upon senior securities during the three months ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the three months ended September 30, 2008.

Item 5.	Other Information

No additional information need be presented.

Item 6.	Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 3, 2008.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Date: November 3, 2008	By:	/s/ Peter A. Fera, Jr. Peter A. Fera, Jr. Executive Vice President, Chief Financial Officer and Principal Financial Officer

Date: November 3, 2008	By:	/s/ J. Michael Riley J. Michael Riley Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 3, 2008.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 3, 2008.