Form 10-K
period 2008-12-31
HARLAND CLARKE HOLDINGS CORP
filed 2009-02-27
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-133253

HARLAND CLARKE HOLDINGS CORP.
(formerly Clarke American Corp.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2939 Miller Road, Decatur, GA (Address of principal executive offices)	84-1696500 (I.R.S. Employer Identification No.) 30035 (Zip code)
770-981-9460
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐ *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of February 27, 2009, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

*	The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

HARLAND CLARKE HOLDINGS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

i

PART I

Item 1.	Business

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

On December 31, 2008, Harland Clarke Corp., a subsidiary of the Company, acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 million subject to post-closing working capital adjustments (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

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

The Scantron segment, which is comprised of operations acquired from Harland and Data Management, provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.

Company Overview

Harland Clarke

Harland Clarke provides checks and related products, marketing and contact center services to financial and commercial institutions as well as directly to individual consumers. In 2008, Harland Clarke generated revenues of $1,290.4 million (72% of the Company’s 2008 consolidated revenues).

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

Harland Clarke offers various delivery options, including expedited and trackable delivery. Check users often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide. These delivery services represent an important component of the range of value-added service offerings.

Harland Clarke also offers a wide variety of standard financial forms and flexible formats to suit clients’ needs, and the products are also compatible with image processing systems. Harland Clarke also provides treasury management services, such as integrated cash deposit products, customized deposit tickets and security bags.

Marketing Services

Through Harland Clarke, we also offer financial and commercial institutions the following marketing services:

•	turnkey marketing solutions – a suite of campaigns that uses Stratics, our proprietary predictive modeling software, and is designed around core financial products and services such as CDs, money market accounts, auto loans and mortgages;

•	onboarding – an ongoing, integrated client marketing solution that builds long-term relationships by engaging new checking account holders and growing them into satisfied, profitable and loyal customers;

•	agency services – highly customized direct marketing campaigns that use client-tailored predictive models to support a variety of marketing strategies including acquisition, retention, activation, and cross-selling and up-selling;

•	checkbook messaging – a program that employs digital print technology to insert targeted, intelligence-driven marketing messages into the checkbook; and

•	e-mail marketing – a program that uses market-leading technology as well as high security and filter standards to deliver targeted, intelligence-driven marketing messages to customers who prefer e-mail communication.

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

Clients

The clients of Harland Clarke range from major nationwide and large regional banks and securities firms to community banks, credit unions, brokerage houses and financial software companies. In addition, Harland Clarke clients include retailers and other multi-location businesses, as well as individual check consumers.

Harland Clarke contracts with its financial institution clients are generally sole-source contracts for the sale of our checks and related products to the clients’ customers. The initial terms of the agreements generally range from three to five years and generally are terminable for cause, although some of our financial institution clients, including Bank of America, can terminate their contracts for convenience.

Competition

Harland Clarke competes with large outsourcing services providers that offer a wide variety of services including those that compete with Harland Clarke’s primary offerings — specifically payment services, marketing services and teleservices. Deluxe Corporation is a significant competitor. Other large competitors include companies such as eFunds Corporation, Harte-Hanks, Inc., R.R. Donnelly & Sons Company, and TeleTech Holdings, Inc. There are also other smaller competitors that specialize in providing one or more of these services. Harland Clarke competes on the basis of service, convenience, quality, product range and price. Management believes that Harland Clarke differentiates itself from its competitors by:

•	improving client satisfaction through consistent product quality and expertise in matching client preferences with the right product and delivery options;

•	expanding client relationships through cross-selling and up-selling both check and related financial products on behalf of financial institution clients;

•	capitalizing on integration with financial institution clients’ checking account processes to improve their customer service and operational efficiencies;

•	being an existing secure and trusted provider to financial institutions in a time when security is of utmost importance to financial institutions; and

•	offering a broad suite of outsourcing services, such as direct marketing, contact center services, treasury management, and analytical modeling.

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

Harland Financial Solutions

Harland Financial Solutions provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management (“CRM”) software, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions. Through strategic acquisitions, Harland Financial Solutions has built a full suite of software products to service financial institutions and has grown revenues from $135.6 million for the year ended December 31, 2002 to $293.7 million (16% of the Company’s 2008 consolidated revenues) for the year ended December 31, 2008.

Products and Services

Enterprise Solutions Group Products

Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation, Internet banking, mobile banking and business intelligence/CRM products into its core processing solutions. Management believes that this integration capability gives Harland Financial Solutions an opportunity to differentiate itself in the market. With respect to its clients’ retail business, Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through CRM and branch automation software.

Harland Financial Solutions also offers Internet banking and branch automation systems designed to enhance the customer experience through integrated teller, platform, call center and self-service tools.

Risk Management and Compliance Products

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

Backlog

Harland Financial Solutions’ backlog, which consists primarily of contracted products and services prior to delivery, was $335.3 million at December 31, 2008. The Company expects to deliver approximately 29% of the backlog at December 31, 2008 within the following twelve months. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2010 and beyond.

Sales and Marketing

Harland Financial Solutions sells its products and services directly to financial institutions through its own national sales organization. The Harland Financial Solutions product marketing group is responsible for all go-to-market activities and is aligned with the individual major product groups. Product marketing is supported by a centralized marketing services organization that provides efficient consolidated capabilities including website, advertising, creative, event-planning, public relations and tradeshows.

Client support, which is primarily technology-related, is provided within the various product management areas by experienced and product-technology knowledgeable representatives, additionally supported by the product developers if necessary.

Clients

Harland Financial Solutions is a leading supplier of financial software and services to financial institutions, including banks, credit unions and thrifts.

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

Scantron

Scantron provides testing and assessment solutions to schools in North America, offers specialized data collection solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services and field maintenance services. Management believes the growth in the Scantron business will primarily be generated by testing software and related services, and survey software and related services, while Scantron forms and scanners will continue to provide a stable base of revenue. For the year ended December 31, 2008, Scantron generated revenue of $211.3 million (12% of the Company’s 2008 consolidated revenues).

Products and Services

Education-Related Products

Scantron’s sales to K-12 educational institutions have historically represented the largest portion of Scantron’s revenues, although it also generates revenues from sales to higher educational institutions and commercial enterprises. In 2008, Scantron derived approximately 37% of its forms revenues from sales to K-12 educational institutions.

The implementation of the No Child Left Behind Act of 2002 (“NCLB”) has presented Scantron with additional opportunities to generate revenues from its K-12 clients. Under NCLB, every state is required to set standards for grade-level achievement and develop a system to measure the progress of all students and subgroups of students in meeting those state-determined, grade-level standards. States also must develop annual adequate yearly progress objectives, with a federal target that all students achieve proficiency in reading and math within 12 years. As a result, NCLB requires thorough monitoring and reporting of student achievement and progress. Although the majority of all testing is still done via paper and pencil, trends in education, including NCLB, have created demand for quick access to data and the ability to manage, evaluate and report that data. Management believes that Scantron has an opportunity to capitalize on those trends through its web-based education products.

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

ParSYSTEM is Scantron’s software module that allows educators, primarily in higher education, to create, administer and score tests on paper, via networks or over the Internet. Scantron also provides survey software packages for educators. All of these products are shrink-wrapped for sale directly to educators and are intended for use primarily at higher education institutions.

Scantron offers hand held devices for use in K-12 and higher education classrooms for student/teacher interaction. These devices allow teachers to survey or test students on a real-time basis.

Survey and Other Data Collection Products

In addition to providing testing and survey tools for the education market, Scantron offers its survey and data collection products to governmental entities, and the commercial, healthcare and financial institution markets. Surveys can be delivered by a variety of methods, including traditional paper based as well as through electronic distribution. In addition, Scantron offers various software applications that allow customers to design, print and process their own surveys. As a total solution, Scantron provides outsourcing services for clients using forms-based or electronic data collection methods, including survey development, distribution, processing and reporting.

Scantron offers scanners with both optical mark and full image capabilities. The scanners range in size and speed for various customer applications. Scantron also provides software that converts optical marks and images into digital data for delivery to third-party applications.

Field Maintenance Services

Scantron provides field maintenance services including installation, maintenance and repairs for computers and other third-party equipment as well as Scantron scanners.

Medical-Related Products and Services

Scantron provides products that assist healthcare providers with the automation of patient billing information. In addition, Scantron offers devices that collect patient data for electronic medical record storage. Scantron also offers services to companies in the healthcare market for compliance tracking of implanted medical devices.

Backlog

Scantron’s backlog, which consists primarily of contracted products and services prior to delivery, was $75.5 million at December 31, 2008. The Company expects to deliver approximately 63% of the backlog at December 31, 2008 within the following twelve months.

Sales, Marketing and Product Support

Forms and scanners are generally sold at the district or school level. Most of Scantron’s educational sales come from the direct sales channel. Software applications are sometimes sold as a package with forms and scanners. Contracts are generally renewable, with an average term of one year. Scantron sells most of its survey services directly to commercial entities. Management intends to capitalize on our presence in the financial institution market to cross-market Scantron survey and data collection products to our financial institution clients.

Scantron provides comprehensive product support to its clients directly and provides on-site and depot support for their scanner products. Scantron’s sales account managers and account executives help to coordinate these client support efforts, which are supplemented with telephone and on-line support to all clients under warranty and maintenance and support services.

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

The Company’s Suppliers

The main supplies used in check and form printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Harland Clarke has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Using alternative suppliers may, however, result in increased costs. Harland Clarke has not historically experienced any material shortages and management believes we have redundancy in our supplier network for each of our key inputs.

Scantron purchases a majority of the paper for its business from a single supplier. It purchases scanner components from various equipment manufacturers and supply firms. Scantron historically has not experienced shortages of materials and believes it will continue to be able to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices.

The Company’s Foreign Sales

Following the Harland Acquisition and the Peldec asset purchase, the Company conducts business outside the United States in Canada, Israel and Ireland. Its foreign sales totaled $19.1 million in 2008 and $8.4 million for the period subsequent to the Harland Acquisition in 2007. There were no foreign sales for the Company prior to the Harland Acquisition.

The Company’s Employees

As of December 31, 2008, the Company had approximately 7,800 employees. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

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

Availability of Reports

Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these documents, are available without charge upon request to the Chief Financial Officer, Harland Clarke Holdings Corp., 2939 Miller Road, Decatur, GA 30035.

Item 1A.	Risk Factors

Difficult conditions in the financial markets and a general economic downturn may adversely affect the business and results of operations of the Company and we cannot determine if these conditions will improve or worsen in the near future.

The economic conditions in late 2008 and early 2009 and the volatility in the financial markets during this period have contributed and may continue to contribute to high unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. Recently a number of financial institutions have taken significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We cannot determine whether the difficult conditions in the economy in general and/or the financial markets will improve or worsen in the near future. Our businesses may be adversely affected by these difficult conditions.

Harland Clarke may experience reduced revenues due to losses of customers in the event the financial institutions upon which it depends either merge with or are sold to other institutions, or fail, or in the event that consumer spending continues to decline, or checking account openings decrease, resulting in further acceleration in the decline of check usage and the use of Harland Clarke’s other products. Similarly, Harland Financial Solutions, which also depends on its financial institution customers, may be adversely affected due to losses of financial institution customers from mergers, consolidations or failures. Reductions in financial institution IT budgets in response to market difficulties could result in delays or cancellations of Harland Financial Solution client purchases, as well as potential pricing pressure on Harland Financial Solution products. Economic slowdown and liquidity constraints may also cause state and local public and private education budgets to be reduced, which could result in reduced revenues at Scantron, as well as pricing pressure on Scantron products. In addition, disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness, which may adversely affect our ability to operate our business and prevent us from fulfilling our obligations under our debt agreements.

As of December 31, 2008, we had total indebtedness of $2,390.6 million (including $2.6 million of capital lease obligations and other indebtedness), and $87.6 million of additional availability under our revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit). In addition, under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of our senior secured credit facilities and notes allow us to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

We are required to make scheduled payments of principal on our senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed under that facility, beginning in 2009 with respect to 2008. No such excess cash flow payment is expected to be paid in 2009. We are required to repay our senior secured term loan in full in 2014 and are required to repay our senior notes in 2015. Our revolving credit facility will mature in 2013.

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

We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities and the indenture governing our senior notes do not fully prohibit us from doing so. In addition, as of December 31, 2008, there was $87.6 million of additional availability under our $100.0 million revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit). Under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness under our senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of our senior secured credit facilities and senior notes allow us to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

We are subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” Examples include the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. We are also subject to additional requirements in many of our contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require us to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. The laws, regulations, and agreements limit our ability to use or disclose non-public personal information for other than the purposes originally intended.

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

The use of our Scantron products and services to store and manage student and other educational data may be subject to The Family Education Rights and Privacy Act of 1974, commonly known as FERPA, which is a federal law that protects the privacy of student education records in connection with Scantron’s web-based assessment services. Many states have enacted similar laws to protect the privacy of student data. The operation of websites by Scantron that are accessed by children under the age of 13 may be subject to the Children’s Online Privacy Protection Act of 1998, commonly known as COPPA. The collection of patient data through Scantron’s survey services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. Scantron is also subject to the Gramm-Leach-Bliley Act.

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

We use sophisticated software and computing systems in our Harland Clarke, Harland Financial Solutions and Scantron segments. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients of our Harland Clarke segment have integrated certain components of their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients’ customers’ accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

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

We may not be able to fully implement any or all components of our business strategy or realize, in whole or in part or within the timeframes anticipated, the efficiency improvements or expected cost savings from this strategy. Our strategy is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Recent financial industry turmoil and the general economic slowdown may adversely affect our ability to implement our business strategy summarized in the first paragraph of this risk factor. Additionally, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations.

We may be unable to protect our rights in intellectual property, and third-party infringement or misappropriation may materially adversely affect our profitability.

We rely on a combination of measures to protect our intellectual property, among them, registering trademarks and copyrights, patenting inventions, implementing procedures that afford trade secret status and protection to our proprietary information, such as entering into third-party non-disclosure and intellectual property assignment agreements, and maintaining our intellectual property by entering into licenses that grant only limited rights to third parties. We may be required to spend significant resources to protect, monitor and police our trade secrets, proprietary know-how trademarks and other intellectual property rights. Despite our efforts to protect our intellectual property, third parties or licensees may infringe or misappropriate our intellectual property. The confidentiality agreements that are designed to protect our trade secrets and proprietary know-how could be breached, or our trade secrets and proprietary know-how might otherwise become known by others. We may not have adequate remedies for infringement or misappropriation of our intellectual property rights or for breach of our confidentiality agreements. The loss of intellectual property protection or the inability to enforce our intellectual property rights could harm our business and ability to compete.

We may be unable to maintain our licenses to use third-party intellectual property on favorable terms.

A significant portion of our revenues are derived from the sale of products by our Harland Clarke segment bearing third-party trademarks or designs pursuant to royalty-bearing licenses. Typically, these licenses are for a term of between two and three years, and some licenses may be terminated at the licensor’s option upon a change of control. There can be no guarantee that such licenses will be renewed or will continue to be available to us on terms that would allow us to continue to sell the licensed products profitably.

Third parties may claim we infringe on their intellectual property rights.

Third parties may assert intellectual property infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet related systems and business methods, which may have broad implications for participants in technology and service sectors. Claims for infringement of these patents are increasingly becoming a subject of litigation. Because patent application information may not always be readily available, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. Responding to these infringement claims may require us to enter into royalty-bearing license agreements, to stop selling or to redesign affected products, services and technologies, to pay damages, and/or to satisfy indemnification commitments under agreements with our licensees. In the event that our trademarks are successfully challenged by third parties, we could be forced to rebrand our products, which could result in the loss of brand recognition. Future litigation relating to infringement claims could also result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

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

Our business is largely driven by the personal relationships of our senior management teams. Despite executing employment agreements with certain members of our senior management team, these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost, or at all. We have not obtained “key person” insurance for any member of our senior management team. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

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

We also cannot predict whether any acquired products, technology or business will contribute to our revenues or earnings to any material extent or whether cost savings and synergies we expect at the time of an acquisition can be realized once the acquisition has been completed. Furthermore, if we incur additional indebtedness to finance an acquisition, we cannot predict whether the acquired business will be able to generate sufficient cash flow to service that additional indebtedness.

Unsuitable or unsuccessful acquisitions could therefore have a material and adverse effect on our business, prospects, financial condition and results of operations.

Our business is exposed to changes in interest rates.

We are exposed to changes in interest rates on our variable-rate debt. A hypothetical 10% increase in the interest rates applicable to debt outstanding at December 31, 2008 would result in an increase to interest expense of approximately $3.8 million per year. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the success of our research and development and the failure to develop new and improved products could adversely affect our business.

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

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Several states in the United States have taken various initiatives to prompt retailers to collect local and state sales taxes on purchases made over the Internet. Furthermore, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations of these businesses in states where they do not currently have a physical presence could subject shipments of goods by these businesses into such states to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse affect on our business.

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

MacAndrews & Forbes Holdings Inc. is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes Holdings Inc., beneficially owned, as of December 31, 2008, approximately 43.4% of the outstanding common stock of M & F Worldwide, our indirect parent company, which beneficially owns 100% of our stock. In addition, two of our directors and two of M & F Worldwide’s directors, as well as M & F Worldwide’s senior executives, are affiliated with MacAndrews & Forbes Holdings Inc. As a result, MacAndrews & Forbes Holdings Inc. and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects. A 2007 study by the Federal Reserve analyzing check writing patterns determined that the number of checks written declined 4.1% over the period from 2003 to 2006. Whereas in the past, Harland Clarke had experienced declines in check volumes generally consistent with the Federal Reserve study, in recent periods Harland Clarke is experiencing check unit declines slightly higher than those reflected in the Federal Reserve study. Harland Clarke is unable to determine at this time whether such slight declines above Federal Reserve estimates are attributable to timing issues, decreased openings of checking accounts, underlying differences in measurement methodologies, recent economic and financial market difficulties, and/or a further acceleration in check unit declines.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2008, financial institutions accounted for approximately 85% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2008 the top 20 clients of our Harland Clarke segment represented approximately 43% of its revenues, with sales to Bank of America representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or “for cause.” A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients could have a material adverse effect on our revenues and profitability.

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

We have strong relationships with many of the country’s largest paper mills and ink suppliers. These relationships afford us certain purchasing advantages, including stable supply and favorable pricing arrangements. Our supplier arrangements are by purchase order and terminable at will at the option of either party. While we have been able to obtain sufficient paper supplies during recent paper shortages and otherwise, in part through purchases from foreign suppliers, we are subject to the risk that we will be unable to purchase sufficient quantities of paper to meet our production requirements during times of tight supply. An interruption in our relationship with service providers for our digital printers could compromise our ability to fulfill pending orders for checks and related products. In addition, disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance. Any interruption in supplies or service from these or other vendors or suppliers or delivery services could result in a disruption to our business if we are unable to readily find alternative service providers at comparable rates.

Increased production and delivery costs, such as fluctuations in paper costs, could materially adversely affect our profitability.

Increases in production costs such as paper and labor could adversely affect our profitability, our business, our financial condition and results of operations. For example, the principal raw material used by our Harland Clarke segment is paper. Rising inflation may cause our material and delivery costs to rise. Any significant increase in paper prices as a result of a short supply or otherwise would adversely affect our costs. In addition, disruptions in parcel deliveries or increases in delivery rates, which are often tied to fuel prices, could also increase our costs. Our contracts with clients in our Harland Clarke segment may contain certain restrictions on our ability to pass on to clients increased production costs or price increases. In addition, competitive pressures in the check industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and services.

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

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2008, financial institutions accounted for substantially all of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with our competitors. This concentration greatly increases the importance of retaining our major financial institution clients and attracting significant additional clients. The increase in general negotiating leverage possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among financial institutions could therefore decrease our revenues and profitability.

Downturns in general economic and market conditions and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients. Such reductions could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Recent financial industry turmoil and the general economic slowdown may adversely affect our financial institution clients’ ability or willingness to commit financial resources to our products, and spending decisions by these clients may continue to be delayed. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.

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

We may not be able to complete the integration of the Data Management business, and we may not be able to achieve the remainder of the cost savings or synergies we currently expect.

Although we have successfully integrated acquired businesses in the past, we may not be able to complete the successful integration of the Data Management business we acquired on February 22, 2008. We expect the Data Management business to be operated by and integrated with our Scantron business. The process of integrating acquired businesses involves numerous risks, including, among others, difficulties in assimilating operations and products; diversion of management’s attention from other business concerns to focus on new businesses and integration issues; risks of operating businesses in which we have limited or no direct prior experience; potential loss of our key employees or of those of the acquired businesses; potential exposure to unknown liabilities; and possible loss of our clients or of those of the acquired businesses. In addition, it may cost more than we have anticipated to achieve synergies, and we may not be able to achieve the expected cost savings and synergies to the degree or at the times we currently expect, or at all.

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

Our Scantron segment derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support. Government budget deficits may negatively impact the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products. The current economic slowdown may have a significant negative effect on educational budgets. If budget deficits significantly reduce funding available for Scantron products and services, our revenue could be negatively impacted.

If we are not able to obtain paper and other supplies at acceptable quantities and prices, our revenue could be negatively impacted.

Our Scantron segment purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. Rising inflation will also cause Scantron’s material and delivery costs to rise. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our revenue could be negatively impacted.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Harland Clarke is headquartered in San Antonio, Texas and has regional headquarters in Atlanta, Georgia. Harland Financial Solutions has regional headquarters in Lake Mary, Florida and Portland, Oregon. Scantron is headquartered in Irvine, California. The principal properties for each segment are as follows:

Harland Clarke

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/owned status

Atlanta, GA	Holding Company Headquarters and Harland Clarke Regional Headquarters for Administration, Sales and Marketing	96,400	Owned
Atlanta, GA	Information Technology	36,000	Owned
Atlanta, GA(a)	Closed	54,000	Owned
Atlanta, GA(a)	Closed	132,300	Owned
Atlanta, GA(c)	Contact Center and Operations Support	47,295	Leased
Atlanta, GA	Operations Support	9,665	Leased
Bolingbrook, IL	Printing	120,000	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Charlotte, NC(b)	Printing	38,120	Leased
Charlotte, NC	Administration	4,906	Leased
Clayton, MO	Services	3,648	Leased
Des Moines, IA	Printing	65,250	Leased
Glen Burnie, MD	Printing and Marketing Services	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Greensboro, NC(b)	Printing	66,250	Owned
Hato Rey, Puerto Rico	Printing	22,125	Leased
Hato Rey, Puerto Rico	Sales	2,356	Leased
Jeffersonville, IN	Printing	141,332	Leased
Louisville, KY	Printing	50,000	Leased
Memphis, TN	Printing	26,250	Leased
Milton, WA	Printing	87,640	Leased

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/owned status

Mounds View, MN(c)	Printing, Administration, Development and Support, Sales, Marketing and Contact Center	81,490	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Redwood City, CA	Administration	10,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
Salt Lake City, UT	Parking Lot	87,120	Leased
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	2,137	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
San Antonio, TX	Warehouse	18,675	Leased
Syracuse, NY	Printing	28,055	Owned

(a)	Held for sale

(b)	To be closed in 2009 and operations will become part of a new leased facility in High Point, NC comprising 135,000 square feet.

(c)	To be closed in 2009.

Harland Financial Solutions

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/ Owned Status

Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	5,500	Leased
Bothell, WA	Development and Support	39,395	Leased
Carmel, IN	Development and Support	5,931	Leased
Cincinnati, OH	Administration and Service Bureau	63,901	Leased
Clive, IA.	Service Bureau	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Denver, CO	Closed	34,167	Leased
Englewood, CO	Development and Support	28,800	Leased
Fargo, ND	Development and Support	19,745	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Regional Headquarters, Development and Support	80,390	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Orlando, FL	Processing	14,800	Leased
Pleasanton, CA	Development and Support	49,115	Leased

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/ Owned Status

Portland, OR	Regional Headquarters, Development and Support	79,089	Leased
Tel Aviv, Israel	Development and Support	4,693	Leased

Scantron

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/Owned Status

Columbia, PA	Printing	121,370	Owned
Eagan, MN	Development and Support	109,500	Owned
Irvine, CA	Corporate Headquarters	110,000	Leased
Lawrence, KS	Administration	21,000	Leased
Markham, Ontario	Field Services	635	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
San Diego, CA	Development and Support	10,175	Leased

Item 3.	Legal Proceedings

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

Various legal proceedings, claims and investigations are pending against us, including those relating to commercial transactions, product liability, safety and health matters, employment matters and other matters. The Company is also involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect, wholly owned subsidiary of M & F Worldwide. As such, our common stock is not listed on any stock exchange or traded in any over-the-counter market and is held by only one holder.

Item 6.	Selected Financial Data

The table below reflects historical financial data, which are derived from our consolidated financial statements for the years ended December 31, 2008, 2007, 2006, 2004 and the periods December 15 to December 31, 2005, April 1 to December 14, 2005, and January 1 to March 31, 2005.

We were acquired by M & F Worldwide on December 15, 2005 from Honeywell. Honeywell acquired us effective April 1, 2005 by purchasing all of the outstanding stock of the company that was then our indirect parent, Novar plc. As a result of the changes in ownership, under GAAP, we are required to present separately our operating results for our two predecessors. The period during which we were owned by Honeywell (April 1, 2005 to December 14, 2005) is presented below as “Predecessor (Honeywell).” The period prior to our acquisition by Honeywell (2004 fiscal year and the three months ended March 31, 2005) is presented below as “Predecessor (Novar).” The period subsequent to the Clarke American Acquisition is presented below as “Successor.” Our predecessors were not separate stand-alone companies. The selected financial data for those periods have been prepared as if each of our predecessors had existed as a stand-alone company for the periods presented.

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

					Predecessor	Predecessor	Predecessor
	Successor	Successor	Successor	Successor	(Honeywell)	(Novar)	(Novar)
	Year Ended	Year Ended	Year Ended	Dec 15 to	Apr. 1 to	Jan 1 to	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 14,	Mar. 31,	Dec. 31,
(In millions)	2008(a)	2007(b)	2006	2005	2005	2005	2004(c)
Statement of Operations Data:
Net revenues	$1,794.6	$1,369.9	$623.9	$24.1	$439.9	$154.4	$607.6
Cost of revenues	1,067.4	833.8	388.4	17.4	285.6	91.1	352.4

Gross profit	727.2	536.1	235.5	6.7	154.3	63.3	255.2
Selling, general and administrative expenses	446.8	336.3	145.2	6.0	99.0	38.8	147.5
Restructuring costs	15.6	5.6	3.3	—	1.8	0.4	0.7

Operating income	264.8	194.2	87.0	0.7	53.5	24.1	107.0
Interest expense, net	(184.6)	(215.0)	(60.0)	(2.8)	(2.4)	(5.6)	(19.1)

Income (loss) before income taxes	80.2	(20.8)	27.0	(2.1)	51.1	18.5	87.9
Provision (benefit) for income taxes	33.0	(5.4)	7.5	(0.8)	20.1	7.5	23.5

Net income (loss)	$47.2	$(15.4)	$19.5	$(1.3)	$31.0	$11.0	$64.4

	December 31,
(In millions)	2008(a)	2007(b)	2006	2005	2004(c)
Balance Sheet Data:
Total assets	$3,391.8	$3,447.6	$1,118.3	$1,149.9	$506.8
Long-term debt, including current portion and short-term borrowings(d)	2,390.6	2,409.9	603.8	626.2	474.1
Stockholder’s equity (deficit)	166.3	190.5	219.3	201.2	(101.3)

(a)	Includes the financial position and results of operations of Data Management from the date of its acquisition on February 22, 2008 (See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

(b)	Includes the financial position and results of operations of Harland from the date of its acquisition on May 1, 2007 (see Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

(c)	Includes the financial position and results of operations of Alcott Routon, Inc. from the date of its acquisition in March 2004.

(d)	Includes capital leases of $2.6 million, $3.4 million and $4.6 million at December 31, 2008, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and the Harland Clarke Holdings consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview of Business

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

The Transaction Holdings Acquisition

On December 31, 2008, Harland Clarke Corp. acquired Transaction Holdings Inc. for total cash consideration of $8.2 million, subject to post-closing working capital adjustments. Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

The Data Management Acquisition

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

The Harland Acquisition and related financing transactions have greatly increased the Company’s revenues, cost of revenues, selling, general and administrative expenses and interest expense. As a result of the application of purchase accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the Company’s depreciation and amortization expense has also increased significantly.

Having completed the Harland Acquisition, the Company is focused on improving operating margins by reducing selling general and administrative expenses, shared services costs and cost of sales.

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the United States. A 2007 study by the Federal Reserve analyzing check writing patterns determined that the number of checks written declined 4.1% over the period from 2003 to 2006. Whereas in the past, Harland Clarke had experienced declines in check volumes generally consistent with the Federal Reserve study, in recent periods Harland Clarke is experiencing check unit declines slightly higher than those reflected in the Federal Reserve study. Harland Clarke is unable to determine at this time whether such slight declines above Federal Reserve estimates are attributable to timing issues, decreased openings of checking accounts, underlying differences in measurement methodologies, recent economic and financial market difficulties, and/or a further acceleration in check unit declines. Harland Clarke is focused on growing its business through the addition of a variety of non-check-related products and services and optimizing its existing catalog of offerings to better serve its customers.

The financial institution outsourcing services industry is highly competitive and fragmented with quality and breadth of service offerings and strength of customer relationships among the key competitive factors. Within this category, Harland Clarke competes with large outsourcing service providers that offer a wide variety of services including those that compete with Harland Clarke’s primary offerings — specifically payment services, marketing services, and teleservices. There are also other competitors that specialize in providing one or more of these services.

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

Revenue Recognition – The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Harland Financial Solutions and Scantron segments. Revenue is recognized in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition, with Respect to Certain Transactions,” and clarified by Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The application of these pronouncements requires judgment, including amongst other things, whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of the Company’s products and services over time.

Changes to the elements in a software arrangement or in the Company’s ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue reflected in the financial statements.

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and services or “elements.” None of these elements are deemed to be essential to the functionality of the other elements. SOP 97-2, as amended by SOP 98-9, generally requires revenue earned on software arrangements involving multiple elements to be allocated proportionally to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for items that it believes could be challenged by these taxing authorities. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Significant assumptions requiring judgment are required to determine future cash flows, including but not limited to the estimated remaining useful life of the asset, future revenue streams and future expenditures to maintain the existing service potential of the asset. The Company re-evaluates the useful life of these assets at least annually to determine if events and circumstances continue to support their recorded useful lives. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

Goodwill and Acquired Intangible Assets – Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. The Company has five reporting units, which are determined in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Certain of the Company’s reporting units are the same as its reportable segments and certain reporting units are one level below the reportable segment, which is at the operating segment level.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally. The results of the Company’s tests indicated no impairment as the estimated fair values were greater than the carrying values.

If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company measures impairment of its indefinite lived tradenames and trademarks based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames and trademarks are licensed in the marketplace. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed above in “Long-Lived Assets.”

Contingencies and Indemnification Agreements – The Company records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are “contingencies,” and the accounting for such events follows SFAS No. 5, “Accounting for Contingencies.”

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

Postretirement Benefits – As a result of the Harland Acquisition, the Company sponsors unfunded defined benefit postretirement plans that cover certain salaried and nonsalaried former Harland employees. One postretirement benefit plan provides health care benefits and the other provides life insurance benefits. The Company consults with outside actuaries who use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected health care cost trend rate to estimate these factors.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The operating results for the years ended December 31, 2008 and 2007, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Data Management, Harland and Peldec businesses from their respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2008	2007

Consolidated Net Revenues:
Harland Clarke Segment	$1,290.4	$1,104.5
Harland Financial Solutions Segment	293.7	183.0
Scantron Segment	211.3	83.6
Eliminations	(0.8)	(1.2)

Total	$1,794.6	$1,369.9

Net revenues increased by $424.7 million to $1,794.6 million in 2008 from $1,369.9 million in 2007, due to the Harland Acquisition, which accounted for an increase of $345.1 million and the Data Management Acquisition, which accounted for an increase of $88.5 million.

Net revenues for the Harland Clarke segment increased by $185.9 million to $1,290.4 million in 2008 from $1,104.5 million in 2007, due to the Harland Acquisition, which accounted for an increase of $210.9 million. The remaining $25.0 million decrease is primarily due to declines in marketing services products, which were negatively affected by the economic downturn, and volume declines in check and related products. Net revenues in 2007 also included charges of $0.6 million for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues for the Harland Financial Solutions segment increased by $110.7 million to $293.7 million in 2008 from $183.0 million in 2007, primarily as a result of the Harland Acquisition, which accounted for $94.8 million of the increase. The remaining $15.9 million of the increase was due in part to $6.5 million of organic growth in the risk management and enterprise solutions product lines. The balance of the increase was substantially due to a decrease in charges for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition. Net revenues in 2008 and 2007 included charges of $1.4 million and $9.6 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

Net revenues for the Scantron segment increased by $127.7 million to $211.3 million in 2008 from $83.6 million in 2007, due to the Data Management Acquisition, which accounted for an increase of $88.5 million, and the Harland Acquisition, which accounted for an increase of $40.0 million. Net revenues in 2008 and 2007 also included charges of $1.2 million and $2.0 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to the Data Management and Harland Acquisitions.

The fair value adjustments are one-time reductions in revenues attributable to the purchase accounting for the Harland Acquisition and the Data Management Acquisition. The Company has recognized substantially all of the reduction in net revenues resulting from the deferred revenue fair value adjustments for the Harland Acquisition and expects to recognize substantially all of the reductions in net revenues resulting from the Data Management deferred revenue fair value adjustments during the twelve-month period following the Data Management Acquisition.

Cost of Revenues:

	Year Ended December 31,
	2008	2007

Consolidated Cost of Revenues:
Harland Clarke Segment	$823.0	$711.8
Harland Financial Solutions Segment	124.1	75.7
Scantron Segment	121.1	47.5
Eliminations	(0.8)	(1.2)

Total	$1,067.4	$833.8

Cost of revenues increased by $233.6 million to $1,067.4 million in 2008 from $833.8 million in 2007 due to the Harland Acquisition, which accounted for an increase of $207.2 million, and the Data Management Acquisition, which accounted for an increase of $57.2 million.

Cost of revenues for the Harland Clarke segment increased by $111.2 million to $823.0 million in 2008 from $711.8 million in 2007 due to the Harland Acquisition, which accounted for an increase of $146.6 million. Cost reductions and lower expenses due to volume declines were partially offset by increases in delivery, labor and materials costs. Cost of revenues in 2007 also included charges of $1.4 million for non-cash fair value purchase accounting adjustments to inventory related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.8% in 2008 as compared to 64.4% in 2007.

Cost of revenues for the Harland Financial Solutions segment increased by $48.4 million to $124.1 million in 2008 from $75.7 million in 2007, primarily as a result of the Harland Acquisition, which accounted for $39.7 million of the increase. The remaining $8.7 million of the increase primarily resulted from higher revenues and an increase of $2.9 million in the amortization of intangible assets related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.3% in 2008 as compared to 41.4% in 2007.

Cost of revenues for the Scantron segment increased by $73.6 million to $121.1 million in 2008 from $47.5 million in 2007 due to the Data Management Acquisition, which accounted for an increase of $57.2 million and the Harland Acquisition, which accounted for an increase of $20.7 million. These increases were partially offset by cost reductions. Cost of revenues in 2008 and 2007 also included charges of $0.4 million and $3.0 million, respectively, for non-cash fair value purchase accounting adjustments to inventory related to the Data Management and Harland acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 57.3% in 2008 as compared to 56.8% in 2007.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2008	2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$241.0	$206.0
Harland Financial Solutions Segment	131.6	90.5
Scantron Segment	59.4	23.7
Corporate	14.8	16.1

Total	$446.8	$336.3

Selling, general and administrative expenses increased by $110.5 million to $446.8 million in 2008 from $336.3 million in 2007, due to the Harland Acquisition, which accounted for an increase of $91.7 million and the Data Management Acquisition, which accounted for an increase of $20.1 million.

Selling, general and administrative expenses for the Harland Clarke segment increased by $35.0 million to $241.0 million in 2008 from $206.0 million in 2007, primarily due to the Harland Acquisition, which accounted for $26.3 million of the increase. The remaining $8.7 million of the increase was primarily due to an increase in integration expenses related to the Harland Acquisition and a change in vacation policy, partially offset by labor cost reductions. Selling, general and administrative expenses in 2008 and 2007 also included $0.5 million and $3.1 million, respectively, for non-cash impairment charges from the write-down of Alcott Routon intangible assets. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.7% in 2008 and 2007.

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $41.1 million to $131.6 million in 2008 from $90.5 million in 2007 due to the Harland Acquisition, which accounted for an increase of $46.9 million. The increase was partially offset by labor cost reductions.

Selling, general and administrative expenses in 2008 and 2007 also included $8.1 million and $3.3 million, respectively, for compensation expense related to an incentive agreement for the Peldec assets purchase. The Peldec assets purchase was completed on August 15, 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 44.8% in 2008 as compared to 49.5% in 2007.

Selling, general and administrative expenses for the Scantron segment increased by $35.7 million to $59.4 million in 2008 from $23.7 million in 2007, primarily due to the Data Management Acquisition, which accounted for $20.1 million of the increase and the Harland Acquisition, which accounted for $12.4 million of the increase. The remaining $3.2 million of the increase was primarily due to integration expenses incurred in connection with the Data Management Acquisition, partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 28.1% in 2008 as compared to 28.3% in 2007.

Corporate selling, general and administrative expenses decreased by $1.3 million to $14.8 million in 2008 from $16.1 million in 2007. The Harland Acquisition accounted for an increase of $5.6 million, which was more than offset by cost reductions. The 2007 period also included $2.4 million of non-recurring retention bonus expenses related to the Harland Acquisition.

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

The Company recorded restructuring costs, net of adjustments, of $9.3 million for the Harland Clarke segment, $3.9 million for the Harland Financial Solutions segment and $2.4 million for the Scantron segment for the year ended December 31, 2008 related to these plans. The Company also recorded $0.6 million, $1.5 million and $2.5 million of restructuring costs in the purchase accounting for the Harland Acquisition, the Transaction Holdings Acquisition and the Data Management Acquisition, respectively, for the year ended December 31, 2008 (see Notes 3 and 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded $5.6 million of restructuring costs for the Harland Clarke segment in the year ended December 31, 2007 related primarily to these plans.

Interest Income

Interest income was $2.2 million in 2008 as compared to $6.0 million in 2007. The decrease in interest income was due to lower cash balances available for investments in cash equivalents in 2008 primarily due to cash used for the Data Management Acquisition and a dividend paid to M & F Worldwide.

Interest Expense

Interest expense was $186.4 million in 2008 as compared to $165.9 million in 2007. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition, partially offset by lower interest rates.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in 2007 relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the prior credit facilities, a non-cash expense of $1.5 million for the write off of unamortized original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the prior credit facilities (see Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other Income (Expense), Net

Other expense, net was $0.4 million in 2008 as compared to other expense, net of $0.5 million in 2007. These amounts primarily relate to non-recurring miscellaneous expenses and income.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate was a provision of 41.1% in 2008 and a benefit of 26.0% in 2007. The change is primarily due to the tax benefit in 2007 being lower than the statutory rate (9.0%), 2008 foreign rate differential (2.1%) and 2008 state taxes (3.9%).

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

Net Revenues:

	Year Ended December 31,
	2007	2006

Consolidated Net Revenues:
Harland Clarke Segment	$1,104.5	$623.9
Harland Financial Solutions Segment	183.0	—
Scantron Segment	83.6	—
Eliminations	(1.2)	—

Total	$1,369.9	$623.9

Net revenues increased by $746.0 million in 2007 as compared to 2006, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $699.2 million of the increase.

Net revenues for the Harland Clarke segment increased by $480.6 million to $1,104.5 million in 2007 from $623.9 million in 2006, primarily as a result of the Harland Acquisition which accounted for $433.8 million of the increase. The remaining $46.8 million of the increase was primarily due to higher revenues per unit and an increase in revenues from a large client, partially offset by a decline in units.

Net revenues for 2007 for the Harland Clarke, Harland Financial Solutions and Scantron segments include reductions of $0.6 million, $9.6 million and $2.0 million, respectively, for a fair value adjustment to deferred revenues recorded in the purchase accounting for the Harland Acquisition. The fair value adjustment is a one-time reduction in deferred revenues for these segments attributable to the purchase accounting for the Harland Acquisition. Net revenues will continue to be affected by this adjustment until all acquired deferred revenue is recognized in the consolidated statement of operations. The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve month period following the Harland Acquisition.

Cost of Revenues:

	Year Ended December 31,
	2007	2006

Consolidated Cost of Revenues:
Harland Clarke Segment	$711.8	$388.4
Harland Financial Solutions Segment	75.7	—
Scantron Segment	47.5	—
Eliminations	(1.2)	—

Total	$833.8	$388.4

Cost of revenues increased by $445.4 million in 2007 as compared to 2006, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $424.8 million of the increase.

Cost of revenues for the Harland Clarke segment increased by $323.4 million to $711.8 million in 2007 from $388.4 million in 2006, primarily as a result of the Harland Acquisition which accounted for $302.7 million of the increase. The remaining $20.7 million of the increase was primarily due to increased delivery expenses. Cost of revenues in 2007 includes $49.2 million of amortization expense for intangible assets compared to $27.0 million the prior year. The increase in amortization expense resulted from the addition of amortizable intangible assets recorded in connection with the Harland Acquisition. Cost of revenues in 2007 includes $1.4 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Cost of revenues as a percentage of revenues for the Harland Financial Solutions and Scantron segments were 41.4% and 56.8%, respectively, in 2007. Included in cost of revenues for Harland Financial Solutions and Scantron is amortization expense for intangible assets of $11.5 million and $5.6 million, respectively, recorded in connection with the Harland Acquisition. Cost of revenues in 2007 for the Scantron segment includes $3.0 million for a fair value adjustment to inventory recorded in the purchase accounting for the Harland Acquisition, which will not recur.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2007	2006

Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$206.0	$145.2
Harland Financial Solutions Segment	90.5	—
Scantron Segment	23.7	—
Corporate	16.1	—

Total	$336.3	$145.2

Selling, general and administrative expenses increased by $191.1 million in 2007 as compared to 2006, primarily as a result of the Harland Acquisition which occurred on May 1, 2007 and accounted for $178.3 million of the increase.

Selling, general and administrative expenses for the Harland Clarke segment increased by $60.8 million to $206.0 million in 2007 from $145.2 million in 2006, primarily as a result of the Harland Acquisition, which accounted for $47.9 million of the increase. The remaining $12.9 million of the increase was primarily due to $8.3 million of incremental incentive compensation expense resulting from improved performance of the business and $3.1 million of impairment adjustments to intangible assets (see Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 18.7% in 2007 as compared to 23.3% in 2006.

Selling, general and administrative expenses were $90.5 million, $23.7 million and $16.1 million for 2007 for the Harland Financial Solutions, Scantron and Corporate segments, respectively, and relate to operations acquired in the Harland Acquisition.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative selling, general and administrative expenses, executive and shared services costs.

The Company recorded $5.6 million of restructuring costs, net of adjustments, for the Harland Clarke segment in 2007 related primarily to this initiative, as well as a restructuring plan implemented prior to the Harland Acquisition, which combined resulted in the closure of two printing plants and a contact center, as well as costs to redefine sales territories and consolidate sales divisions. The Company also recorded $21.9 million of restructuring costs in the purchase accounting for the Harland Acquisition (see Notes 3 and 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded $3.3 million of restructuring costs for the Harland Clarke segment in the 2006 period related to changes in the senior leadership structure and other costs related to reductions in workforce.

Interest Income

Interest income was $6.0 million in 2007 mainly due to higher cash balances available for investments in cash equivalents in 2007 as compared to 2006. The higher cash balances were primarily due to increased cash and cash equivalents on hand subsequent to the closing of the Harland Acquisition resulting from acquisition related financing transactions and cash provided by operating activities.

Interest Expense

Interest expense was $165.9 million in 2007 as compared to $60.0 million in 2006. The increase in interest expense was primarily due to higher amounts of long-term debt outstanding subsequent to May 1, 2007 as a result of the financing transactions completed in connection with the Harland Acquisition.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $54.6 million in 2007 relates to the refinancing transactions completed in connection with the Harland Acquisition. This loss consists of $37.3 million for prepayment premiums and consent payments on the 2013 Senior Notes, a $3.9 million prepayment penalty on the prior credit facilities, a non-cash expense of $1.5 million for the write-off of unamortized original discount on the prior credit facilities, and a non-cash expense of $11.9 million for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the prior credit facilities (see Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other Income (Expense), Net

Other income (expense), net was an expense of $0.5 million in 2007 as compared to a nominal amount in 2006. These amounts primarily relate to non-recurring miscellaneous expenses and income.

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

Related Party Transactions

Notes Receivable

In 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 million and a term loan of $0.5 million, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Wells Fargo N. A. Prime plus 2.5%, payable quarterly. The note, which has a principal amount of $7.0 million, matures in September 2012, and bears interest at an annual rate of 12%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. As part of this transaction, the Company also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.

The outstanding balance on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During 2008, the Company received $15.3 million in payments and released $13.5 million in draws on the revolver, bringing the principal balance of the debt to $12.5 million at December 31, 2008. Interest income of $0.4 million was recorded in 2008.

Other

In accordance with SEC Staff Accounting Bulletin 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company expensed $2.7 million and $2.1 million during 2008 and 2007, respectively for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and accrued expenses. Such expenses during 2006 were not significant.

During 2008, the Company paid a cash dividend of $65.0 million to M & F Worldwide as permitted by restricted payment baskets within the Company’s debt agreements. During 2007 and 2006, the Company paid a cash dividend in the amount of $1.8 million and $1.5 million, respectively, to M & F Worldwide to cover certain public company related expenses.

As discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company paid $2.0 million in February 2008 to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

M & F Worldwide paid $10.0 million in June 2007 to MacAndrews & Forbes Holdings Inc. for its service in sourcing, analyzing, negotiating and executing the Harland Acquisition. As discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company reimbursed M & F Worldwide for that payment during the third quarter of 2007 and has included this fee in the purchase price for the Harland Acquisition. As also discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company paid $3.0 million to M & F Worldwide to reimburse it for professional fees paid by M & F Worldwide relating to the Harland Acquisition.

Since December 15, 2005, the Company participates in MacAndrews & Forbes Holdings Inc.’s directors and officer’s insurance program, which covers the Company as well as MacAndrews & Forbes Holdings Inc. and its other affiliates. MacAndrews & Forbes Holdings Inc. directly and indirectly beneficially owned, as of December 31, 2008, approximately 43.4% of outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings Inc. for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2008 and 2007, the Company recorded prepaid expenses of $0.3 million and $0.4 million, respectively, relating to the directors and officers insurance program in the accompanying consolidated balance sheets. The Company paid $0.3 million and $0.4 million to MacAndrews & Forbes Holdings Inc. in 2008 and

2007, respectively, under the insurance program. No payments to MacAndrews & Forbes Holdings Inc. were made in 2006 under the insurance program.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities for the year ended December 31, 2008 was $200.7 million as compared to $209.9 million during the year ended December 31, 2007. The decrease in net cash provided by operating activities of $9.2 million was due to changes in working capital, primarily accounts receivable, accounts payable and accrued liabilities, partially offset by an increase in cash flow from operations.

The Company’s net cash used in investing activities was $290.8 million for year ended December 31, 2008 as compared to $1,476.5 million for the year ended December 31, 2007. The decrease in cash used in investing activities was primarily due to the Harland Acquisition in the 2007 period, partially offset by the Data Management Acquisition and the Transaction Holdings Acquisition in the 2008 period, increased capital expenditures in the 2008 period related to ongoing requirements for the acquired Harland operations and integration projects related thereto and the investment in the Delphax notes receivable in 2008.

The Company’s net cash used in financing activities was $85.0 million for the year ended December 31, 2008 as compared to net cash provided by financing activities of $1,475.8 million during the year ended December 31, 2007. The financing activities during the year ended December 31, 2008 included a $65.0 million dividend paid to M & F Worldwide and net repayments under the Company’s credit agreement. The financing activities during the year ended December 31, 2007 were borrowings to fund the Harland Acquisition, refinance the outstanding 2013 Senior Notes and Harland and Clarke American Corp. credit agreements and pay related fees and expenses.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2008, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
	(In millions)

Revolving credit facilities(1)(7)	$—	$—	$—	$—	$—
Senior secured term loans(2)(7)	1,773.0	18.0	36.0	36.0	1,683.0
Senior notes(3)(7)	615.0	—	—	—	615.0
Interest on long-term debt(4)(7)	929.2	170.6	321.5	314.9	122.2
Capital lease obligations and other indebtedness	2.6	1.8	0.7	0.1	—
Operating lease obligations	92.3	27.1	36.9	17.3	11.0
Raw material purchase obligations	20.2	20.2	—	—	—
Other long-term liabilities	35.9	14.2	13.3	1.7	6.7
Client incentive payments(5)	97.0	43.8	35.8	13.1	4.3
Other purchase obligations(6)	72.1	33.1	20.6	12.6	5.8
Postretirement benefits payments	11.1	1.1	2.1	2.2	5.7

Total	$3,648.4	$329.9	$466.9	$397.9	$2,453.7

(1)	Consists of our $100.0 million revolving credit facility, which will mature on June 28, 2013. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	$1,800.0 million senior secured term loan, which will mature on June 30, 2014. The Company is required to make scheduled payments of principal in the amount of $18.0 million per year in equal quarterly installments. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	The senior notes will mature in 2015 and include $310.0 million of fixed rate notes and $305.0 million of floating rate notes. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. During the first quarter of 2009 through the date of this Annual Report on Form 10-K, the Company extinguished $60.5 million principal amount of this debt by purchasing the senior notes in individually negotiated transactions. The amount due in the table above as of December 31, 2008 does not reflect this extinguishment of debt.

(4)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2008 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the revolving credit facility remains at zero, as it was on December 31, 2008, and all mandatory payments are made.

(5)	Represents unpaid amounts under existing client contracts.

(6)	Purchase obligations include amounts due under contracts with third party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.

(7)	The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.

At December 31, 2008, the Company had a net deferred tax liability of $414.7 million. Deferred income tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. At December 31, 2008, the Company had unrecognized tax benefits of $18.6 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table. The Company expects to contribute $1.1 million to its defined benefit postretirement plans in 2009.

The Company’s Credit Agreement

Concurrent with the completion of the Harland Acquisition, the Company and substantially all of its subsidiaries as co-borrowers entered into senior secured credit facilities, which provided for a revolving credit facility of $100.0 million maturing on June 28, 2013 and a $1,800.0 million term loan maturing on June 30, 2014. Portions of the Company’s revolving credit facility are available for the issuance of letters of credit and swing line loans.

All obligations under the credit facilities are guaranteed by the Company’s direct parent and by each of the Company’s direct and indirect present domestic subsidiaries and future wholly-owned domestic subsidiaries. The credit facilities are secured by a perfected first priority security interest in substantially all of the Company and the guarantors’ assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property.

The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of the Company’s excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. No such excess cash flow payment is expected to be paid in 2009. The balance of the term loan facility is due in full in 2014.

Loans under the credit facilities bear, at the Company’s option, interest at:

•	a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.

The credit facilities have a commitment fee for the unused portion of the revolver and for issued letters of credit of 0.50% and 2.63%, respectively. Interest rate margins and commitment fees under the revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratio.

The credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The credit facilities also require the Company to maintain a certain maximum consolidated leverage ratio for the benefit of lenders under the revolver only.

As of December 31, 2008, $1,773.0 million principal amount was outstanding under the term loan facility. As of December 31, 2008, no amounts were drawn under the Company’s $100.0 million revolving credit facility, and the Company had $87.6 million available for borrowing (giving effect to the issuance of $12.4 million of letters of credit).

During 2006 and 2007, the Company entered into interest derivative transactions in the form of two- and three-year interest rate swaps with notional amounts totaling $910.0 million, which swap the underlying variable rate for fixed rates ranging from 4.977% to 5.362%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company’s risk on a portion of its variable rate term loan and comply with the terms of the credit facilities.

The Company’s Senior Notes

Concurrent with the completion of the Harland Acquisition, on May 1, 2007, the Company issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the senior secured credit facilities. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by all of the Company’s’ subsidiaries, all of which are wholly owned by the Company.

During the first quarter of 2009 through the date of this Annual Report on Form 10-K, the Company extinguished $60.5 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $22.8 million.

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

Liquidity Assessment

The Company believes that its cash and cash equivalents, borrowings available under its credit agreements (as further discussed in Note 11 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.

In addition to the Company’s normal operating cash and working capital requirements and service of its indebtedness, it also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2008, 2007 and 2006, the Company incurred $48.2 million, $25.5 million and $14.7 million of capital expenditures and $0.7 million, $0.4 million and $1.0 million of capitalized interest, respectively. Capital expenditures for the year ended December 31, 2008 include $21.7 million related to integration projects. Capital expenditures for the year ended December 31, 2008 include $2.0 million related to the acquired Data Management operations subsequent to February 22, 2008. Capital expenditures related to Harland operations are not included in periods prior to May 1, 2007, the date of the Harland Acquisition.

•	Contract Acquisition Payments. During the years ended December 31, 2008, 2007 and 2006, the Company made $31.1 million, $15.6 million and $15.7 million of contract acquisition payments to its clients, respectively. Payments for the years ended December 31, 2008, 2007 and 2006 include $19.0 million, $2.9 million and $0.0 million, respectively, related to the acquired Harland operations.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Harland Acquisition and the Data Management Acquisition. During the years ended December 31, 2008, 2007 and 2006, the Company made $19.2 million, $15.3 million and $4.0 million of payments for restructuring, respectively. Periods prior to May 1, 2007, the date of the Harland Acquisition, do not include payments related to the acquired Harland operations.

The Company anticipates that its future capital expenditures and contract acquisition payments will be largely consistent with the combined historical levels of such payments for Clarke American, Harland and Data Management. The Company expects that payments related to restructuring programs will be largely consistent with historical levels of such payments in the next twelve months to support the achievement of planned cost savings, including actions related to the Data Management Acquisition that was consummated in February 2008. The Company used cash on hand to fund the $223.3 million net purchase price for Data Management after giving effect to working capital adjustments of $1.6 million, and related fees and expenses.

The Company may also, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the first quarter of 2009 through the date of this Annual Report on Form 10-K, Harland Clarke Holdings extinguished $60.5 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $22.8 million.

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. As of December 31, 2008, the Company had $87.6 million of additional availability under its revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s businesses. In the stock purchase agreement executed in connection with the acquisition of Clarke American by M & F Worldwide, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees.

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

In addition, various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2008, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•	downturns in general economic and market conditions, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors and our ability to grow non-check-related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

The Company encourages investors to read carefully the risk factors in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.

At December 31, 2008, the Company had $1,773.0 million of term loans outstanding under its credit agreement, $12.4 million of letters of credit outstanding under its revolving credit facility, $305.0 million of floating rate senior notes and $310.0 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $310.0 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding as of December 31, 2008 would have resulted in an increase or decrease in its annual interest expense of approximately $3.8 million, excluding the impact of the interest rate derivative transactions discussed below.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2006 and 2007 in the form of swaps with notional amounts totaling $910.0 million as further described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These derivatives swap the underlying variable rates for fixed rates ranging from 4.977% to 5.362%.

As of December 31, 2008, the Company’s net foreign currency market exposures were $17.5 million. This is the value of the equity of the investments in the foreign subsidiaries in Ireland, Canada and Israel. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $1.7 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $1.7 million decrease in the related assets or liabilities.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

During the fourth quarter of 2008, the Company completed its implementation of a new enterprise resource planning (“ERP”) system for financial reporting for the Scantron segment. As a matter of course in such an implementation, certain procedures surrounding the data input, processing and access of information ultimately used in financial reporting were changed. The Company has taken the necessary steps to monitor and maintain appropriate internal controls and to ensure that the internal controls over financial reporting remain effective after the ERP implementation. Other than the aforementioned implementation of the ERP system, there were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers as of February 26, 2009:

Name	Age	Position

Charles T. Dawson	59	President and Chief Executive Officer of Harland Clarke Holdings Corp. and President and Chief Executive Officer of Harland Clarke Corp.; Director
Peter A. Fera, Jr.	40	Executive Vice President and Chief Financial Officer
A. O. Clemons, Jr.	60	President, Risk Management & Compliance Solutions, a division of Harland Financial Solutions
Raju M. Shivdasani	58	President, Enterprise Solutions, a division of Harland Financial Solutions
James D. Singleton	49	Executive Vice President and Chief Operating Officer of Harland Clarke Corp.
Paul G. Savas	45	Director
Barry F. Schwartz	59	Director

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

A.O. Clemons, Jr. was appointed President, Risk Management & Compliance Solutions for Harland Financial Solutions on May 21, 2007. Mr. Clemons joined Harland Financial Solutions in June 2003 as Vice President of Business Development for Lending Solutions and increased his responsibilities to Senior Vice President, Sales, Retail Lending Solutions in 2004 and then Executive Vice President and General Manager, Lending Solutions Group in 2005 until he was appointed President in 2007. Prior to joining Harland Financial Solutions he held various sales management positions with Alterna Technology, Consonus, ABC Technologies, Paladin Consulting and CFI Pro Services, a predecessor company to what is now Harland Financial Solutions. He served as Senior Vice President of Sales and Strategic Relationships at CFI Pro Services from 1994 — 1997. Mr. Clemons earned a Bachelor of Arts in Economics from Washington State University and his Juris

Doctorate from Gonzaga University. He is a member of the American Bar Association and the Washington State Bar Association.

Raju M. Shivdasani has served as President of Enterprise Solutions for Harland Financial Solutions since August 2001. Prior to joining Harland Financial Solutions, Mr. Shivdasani was with Phoenix International where he served as President and Chief Operating Officer from 1998 to 2001, and as Senior Vice President and President of International Division from July 1996 to January 1998. Other positions held by Mr. Shivdasani include Group Executive Vice President for Fiserv and President of CBS Worldwide for Citicorp Information Resources, Inc. He also served on the IBM AS/400 Strategic Advisory Board from 1992 to 1994. Mr. Shivdasani has a Bachelor’s Degree in Commerce from St. Xavier’s College, India.

James D. Singleton was appointed Executive Vice President and Chief Operating Officer of Harland Clarke on October 5, 2008. Mr. Singleton previously served as Executive Vice President of Harland Clarke from May 2007 until October 2008 with responsibility for Sales, Marketing, and Customer Service and Sales Contact Centers. Other roles at Clarke American included Senior Vice President Partnership Development from January 2006 to May 2007, as well as a variety of positions in Sales and Marketing prior to 2000. Previous roles at Indalex Aluminum Solutions from November 2000 to January 2006 included Vice President and General Manager, Specialty Products, Business Unit President South, and SVP Sales Marketing and International. Mr. Singleton holds a BS in Business Administration from the University of Florida.

Paul G. Savas has been one of our directors since May 1, 2007 and served as our Executive Vice President and Chief Financial Officer from May 1, 2007 to September 27, 2007. Mr. Savas has been Executive Vice President and Chief Financial Officer of M & F Worldwide since May 2006 and previously served as the Senior Vice President of Finance of M & F Worldwide since 2002. He has been Executive Vice President and Chief Financial Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since May 2007, and previously served as Executive Vice President — Finance from April 2006 until May 2007 and was Senior Vice President — Finance of MacAndrews & Forbes Holdings Inc. and various affiliates from 2002 until April 2006. Mr. Savas joined MacAndrews & Forbes Holdings Inc. in 1994 as Director of Corporate Finance and was appointed Vice President — Finance in 1998. Mr. Savas is also a director of SIGA Technologies Inc., which is required to file reports under the Securities Exchange Act of 1934.

Barry F. Schwartz has been one of our directors since the Clarke American acquisition by M & F Worldwide in 2005 and served as our President and Chief Executive Officer from May 1, 2007 to September 27, 2007. Mr. Schwartz has been President and Chief Executive Officer of M & F Worldwide since September 2007 and prior to that time he served as Executive Vice President and General Counsel of M & F Worldwide since 1996. Mr. Schwartz has been Executive Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since October 2007 and has been Executive Vice President and General Counsel of MacAndrews & Forbes Holdings Inc. and various affiliates since 1993 and was Senior Vice President of MacAndrews & Forbes Holdings Inc. and various affiliates from 1989 to 1993. Mr. Schwartz is also a director of the following organizations which are required to file reports under the Securities Exchange Act of 1934: Scientific Games Corporation, Revlon Consumer Products Corporation, Revlon Inc. and M & F Worldwide.

Code of Ethics

Although we do not have a code of ethics, as a wholly owned subsidiary of M & F Worldwide, each of our principal executive officer, principal financial officer and principal accounting officer is subject to M & F Worldwide’s Code of Business Conduct and Ethics. The Code is available on M & F Worldwide’s website at www.mandfworldwide.com.

Board of Directors

Our board of directors is currently composed of three individuals. These members are Charles T. Dawson, Paul G. Savas and Barry F. Schwartz. The exact number of members of our board is to be determined from time to time by resolution of a majority of our full board of directors.

Board Committees

We do not have standing audit, nominating or compensation committees because we are a wholly owned subsidiary of M & F Worldwide. M & F Worldwide’s Audit Committee serves as our audit committee. The Audit Committee operates under a written charter which is available on M & F Worldwide’s website at www.mandfworldwide.com. The board of directors of M & F Worldwide has determined that each of the members of the Audit Committee is “independent” within the meaning of the NYSE listing standards applicable to audit committee members.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Organizational Structure.  We completed a significant business acquisition in 2007, the Harland Acquisition, which provides context for our current pay philosophy and practices. After we completed the Harland Acquisition, we changed our name on May 2, 2007 to “Harland Clarke Holdings Corp.” and reorganized our business and corporate structure along the following three business segments: Harland Clarke (which consists of the combined check and related products business of Clarke American and Harland), Harland Financial Solutions and Scantron. We refer to this reorganization as the “Post-Acquisition Corporate Reorganization.”

Named Executive Officers

Our 2008 named executive officers (“NEOs”) are:

•	Mr. Charles T. Dawson, President and CEO of the Company, beginning September 27, 2007;

•	Mr. Peter A. Fera, Jr., CFO of the Company, beginning September 27, 2007;

•	Mr. Jeffrey Heggedahl, President and CEO of Scantron, beginning May 2, 2007 until his resignation on February 17, 2009;

•	Mr. James D. Singleton, Executive Vice President Sales and Marketing of Harland Clarke, from May 31, 2007 to October 4, 2008; and Chief Operating Officer of Harland Clarke, beginning October 5, 2008;

•	Mr. Raju M. Shivdasani, President of Enterprise Solutions, a division of Harland Financial Solutions, beginning May 5, 2008;

•	Mr. A.O. Clemons, Jr., President of Risk Management and Compliance Solutions, a division of Harland Financial Solutions, beginning May 5, 2008; and

•	Mr. John O’Malley, President and CEO of Harland Financial Solutions, beginning May 2, 2007 until his resignation on April 15, 2008.

The M & F Worldwide Compensation Committee serves as our Compensation Committee.

The Compensation Committee and management of M & F Worldwide supervised the design and drafting of each of the long term incentive compensation plans for each NEO. In 2007, with the assistance of Mercer Consulting (“Mercer”), a compensation consultant, the Compensation Committee designed and approved the pay of our CEO, Mr. Dawson, and worked with him to determine the compensation of Messrs. Fera and Singleton. The compensation of Messrs. Heggedahl and O’Malley was determined by M & F Worldwide management, together with the Compensation Committee and Mercer. The compensation of Messrs. Shivdasani and Clemons, each a President of a division of Harland Financial Solutions, was determined by their existing employment agreements, which are discussed under “Employment Contracts for 2008” below. The Compensation Committee generally makes the final determination of each element of compensation for each of the NEOs, including base salary, annual bonus level, and long term incentive compensation awards.

Additionally, the CEO or President of each of our business segments determines the compensation of the senior executives reporting directly to him by using information from external parties such as Mercer and the counsel of Human Resource leaders with specialized expertise in compensation matters. Generally, business segments establish compensation levels near the midpoint of the market and adjust for performance and experience, as appropriate. While the Company subscribes to compensation surveys provided by Mercer, it does not conduct any formal compensation benchmarking.

Compensation Philosophy

The objectives of the Company’s compensation programs are to enable the Company to attract, retain, and motivate key talent and to reward achievement of short term and long term strategic business objectives and financial goals.

The material principles underlying the Company’s executive compensation policies and decisions include recognizing that quality talent is attracted and retained with quality pay packages and that our executives recognize through their pay structure that their personal success with us is subject to and conditioned on the success of our business segments. We set pay in a way we think best drives our executives to push the growth of our three principal business segments, Harland Clarke, Harland Financial Solutions and Scantron.

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

Role Of Executive Officers In Compensation Process

Mr. Dawson recommends business performance targets and objectives to the Compensation Committee in his role as CEO. The Compensation Committee evaluates the performances of and recommends compensation for executive officers. Before September 27, 2007, Mr. Dawson did not participate with the Compensation

Committee in recommending or setting pay for our other NEOs, other than Mr. Fera; however, he has done so for all of our NEOs other than himself in 2008.

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

Effective January 1, 2008, Mr. Dawson’s base salary increased to $1,000,000 and Mr. Fera’s base salary increased to $450,000. These changes reflect, among other things, the transition of Mr. Dawson from President and CEO of Harland Clarke to President and CEO of the Company and the transition of Mr. Fera from CFO of Harland Clarke to CFO of the Company. As a result of his increased responsibilities following the Data Management Acquisition, Mr. Heggedahl’s salary increased to $600,000, and he received an increased portion of the M & F LTIP bonus pool, described and defined below under “The 2008 M & F Long Term Incentive Compensation Plan”. As a result of, among other things, Mr. Singleton’s transition to Chief Operating Officer, Mr. Singleton’s base salary was increased to $500,000 and his annual cash bonus was increased to 100% of his base salary if target is attained and increases ratably up to a maximum of 150% if 145.1% of the targets are achieved. In addition, in 2009 Mr. Singleton received an increased portion of the M & F LTIP bonus pool, described and defined below under “The 2008 M & F Long Term Incentive Compensation Plan,” which at target would result in an additional $300,000 payment.

Mr. Shivdasani’s and Mr. Clemons’ responsibilities increased. As part of Mr. Shivdasani’s and Mr. Clemons’s increased responsibilities, we increased their base salaries to $375,000 and $360,000, respectively, and increased their bonus potentials and awarded each of them an increased portion of the M & F LTIP bonus pool, as defined and described below.

Compensation Consultants and Benchmarking

The Compensation Committee retained Mercer as a compensation consultant in 2007 in connection with the Harland Acquisition. Mercer identified target total compensation for our NEOs and advised the Compensation Committee on changes to executive compensation during 2007 and 2008. Mercer used publicly available data from comparable companies with revenues of $1.0 billion to $2.5 billion when analyzing our executives’ pay programs. Although the Compensation Committee considered Mercer’s analysis when setting our executives’ pay, it did not specifically benchmark our executives’ pay against the pay provided to executives of any other company or companies; rather, the Compensation Committee referred to Mercer’s analysis only as a general guide in the amount and forms of compensation provided to executives of other companies.

Elements of Compensation

Base Salary  We determine an NEO’s base pay by evaluating the NEO’s individual leadership competencies, achievement of personal goals in support of the Company objectives and position-critical skills. Management of M & F Worldwide conducts this evaluation together with Mr. Dawson, where appropriate, and discusses it with the NEO. Management of M & F Worldwide recommends a pay level to the Compensation Committee, and may supply the Compensation Committee with an analysis provided by Mercer, if a recommended change in pay is significant. The Compensation Committee then decides the base pay level.

We feel that a substantial portion of an executive’s core pay (base and bonus) should be subject to the risk of not being paid if that executive is at least partially responsible for our financial performance. The analysis of how much direct responsibility our executives have for our performance targets determines how much of the executive’s core pay should be at risk.

The Annual Executive Bonus Plan  The amount of bonus paid to our NEOs is tied directly to the Company’s performance and the NEO’s individual performance. The 2008 annual bonus reflected our development and progress following the Harland Acquisition and Post-Acquisition Corporate Reorganization. We want our annual bonus program to properly reward our NEOs for their individual performances and contributions to our company. Each NEO’s bonus targets were set based on adjusted EBITDA for the principal business segment for which the NEO is responsible. The definition of adjusted EBITDA varies slightly for each of our business segments, reflecting the appropriate adjustments we make to that business’s costs, earnings and revenue. We discuss adjusted EBITDA in more detail in “Why We Use Adjusted EBITDA As a Performance Measure” below.

We base the bonus plan on achievement of the annual adjusted EBITDA target. As illustrated in the chart below, the amount of bonus opportunity is tied to a percentage of salary increasing incrementally as performance against goal increases incrementally. If at least 90% of target is not achieved, then no bonus will be paid. The bonuses were designed to be compliant with the performance-based exception of Section 162(m) of the Internal Revenue Code (the “Code”). Each NEO earned an executive bonus from the Company during 2007 and 2008 which was paid on March 8, 2008 and anticipated to be paid March 13, 2009, respectively.

The following chart sets forth the base salary, bonus potential and actual bonus paid for 2007 and anticipated to be paid for 2008 for each of our NEOs with respect to the annual bonus plan:

	Base Salary		Target EBITDA	Target Bonus as
NEO	for 2008%			% of Base Salary	2007 Bonus	2008 Bonus

Charles T. Dawson	$1,000,000		90-145.1+	90-175	$901,034	$1,250,000
Peter A. Fera, Jr.	$450,000		90-145.1+	90-150	$278,844	$450,000
Jeffrey Heggedahl	$600,000		90-125.1+	65-100	$252,404	$450,000
James D. Singleton	$500,000		90-145.1+	90-150	$278,629	$500,000
Raju M. Shivdasani	$375,000		90-125.1+	52-80	$158,700	$240,000
A.O. Clemons, Jr.	$360,000		90-125.1+	52-80	$152,352	$230,400
John O’Malley	$236,538	(1)	90-150.1+	95-125	$507,250	$222,643

(1) This represents the amount of base salary Mr. O’Malley received prior to his resignation on April 15, 2008.

Why We Use Adjusted EBITDA As a Performance Measure

Adjusted EBITDA is a non-GAAP measure representing EBITDA (net income before interest expense, income taxes, depreciation and amortization) adjusted to reflect the impact of a number of items the Company does not consider indicative of its ongoing performance such as restructuring costs, certain non-operational items, group management fees, acquisition-related expenses, certain stand-alone costs, and other non-cash adjustments. In certain instances, EBITDA targets are also adjusted slightly depending on the specific business segment. In addition, a measure that is very similar to adjusted EBITDA is used to measure covenant compliance under the Company’s debt agreements, and securities analysts often use adjusted EBITDA (or similar measures) to evaluate the performance of the Company. The Company believes adjusted EBITDA is the best measure of its performance for the foregoing reasons and also because it excludes acquisition-related expenses.

The 2008 M & F Worldwide Long Term Incentive Compensation Plan (the “M & F LTIP”).  The M & F LTIP is a three year cash-based plan tied to multiyear Company and business segment performance, effective January 1, 2008, covering fiscal years 2008, 2009 and 2010. All pay-outs to the executives will be made, assuming the cumulative performance threshold is met, at the end of the three year cycle. While the Company expects the targets under the M & F LTIP to be met, the Company is not certain it will achieve or exceed the targets. All of the NEOs participated in the M & F LTIP in 2008. We consider the best approach going forward is to (a) establish targets within 90 days of the beginning of each year the plan is in effect which demonstrate growth and benefit to shareholders of M & F Worldwide, and (b) compensate executives only if those targets are achieved on a cumulative basis over a three year period, thus providing a clear indication of sustained growth. We established the M & F LTIP to reflect this approach. If the executive is terminated without cause, he would receive a pro rata payment in respect of the time elapsed, only if targets are achieved, and the payments, if any, would be paid out at the end of the three year cycle. No payouts will be made if actual three year results are below 90% of the cumulative adjusted EBITDA targets. If results are between 90% and 100% of cumulative adjusted EBITDA target, the M & F LTIP will pay out a ratable amount between 50% and 100%. The M & F LTIP participants will also share in 2.3% and 2.7%, respectively, of cumulative three year excess over target, up to a maximum of 120% of cumulative adjusted EBITDA over target for business segment results and Company-wide results. Targets under the M & F LTIP are bifurcated, granting awards with respect to each executive based 50% on performance of the executive’s individual business segment and 50% on consolidated Company-wide results. This structure is necessary because there are now three separate and distinct business segments, each with their own challenges, risks and opportunities, but there remains the opportunity for the business segments to assist each other in their individual growth. The target payout amount to all participants in the M & F LTIP as approved by the Board of Directors of M & F Worldwide at the end of the three-year cycle, assuming 100% of the target is achieved, is $16.5 million in the aggregate. The target payout amount to our NEOs at the end of the three-year cycle, assuming 100% of the target is achieved, is approximately $9.9 million in the aggregate.

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

Post Employment Compensation.  Payments to be made to executives in connection with termination without cause are in the form of severance and the temporary continuation of other benefits that are set forth in an individual’s employment agreement. We want our executives to always make business decisions that put the Company’s interests before their own. We encourage them to feel comfortable making difficult decisions for us which might not otherwise be in their own long-term best interests by offering severance which would generally replace the income they would have received for the following one to two years after their termination of employment if we terminate them without cause. Our severance elements are designed to offer this basic replacement.

We do not offer change in control protection, and we do not provide tax gross-ups if our NEOs are subject to the so-called “golden parachute excise tax”, a special tax under section 4999 of the Code on unusually large payments (in comparison to historic compensation) made in connection with a change in control.

In the event of termination with cause, post employment compensation is forfeited.

Other benefits and perquisites are a minor part of executive compensation offered in order to provide a competitive total compensation and benefits package. Executive officers participate in benefit plans available to all employees and on the same terms as similarly situated employees, such as group medical insurance and participation in and matching through the Company sponsored 401(k) plan. Executive officers also receive benefits available to other officers such as a monthly car allowance, life insurance, annual physicals and a cell phone. Some executive officers are also provided private country club membership. Mr. Dawson and no other NEO is provided a leased company car rather than a car allowance. Mr. Singleton is permitted to travel first class, and Mr. Dawson is permitted to travel first class or by charter aircraft.

Tax Considerations Relating to Executive Compensation

Section 162(m) of the Internal Revenue Code

The Compensation Committee’s general policy is that compensation should qualify to be tax deductible to the Company for federal income tax purposes. Under Section 162(m) of the Code, compensation paid to certain members of senior management in excess of $1 million per year is not deductible unless the compensation is “performance-based” as described in the regulations under Section 162(m) of the Code. Compensation is generally “performance-based” if it is determined using pre-established objective formulas and criteria approved by stockholders. The compensation awards under our annual bonus program and the M & F LTIP are generally designed to be tax deductible to us under the performance-based compensation exception to Section 162(m) of the Code, if and to the extent we become subject to Section 162(m) of the Code.

Report of the Board Of Directors

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Submitted by:	Charles T. Dawson
Paul G. Savas
Barry F. Schwartz

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2008

						Change In
						Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
					Incentive Plan	Compensation	All Other
		Salary	Bonus		Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)		($)(ii)	($)	($)(iv)	($)

Charles T. Dawson President & Chief Executive Officer	2008	993,654	—		1,250,000	—	248,682	2,492,336
	2007	840,192	—		5,085,508	40	151,820	6,077,560
	2006	587,500	—		1,002,750	—	63,520	1,653,770
Peter A. Fera, Jr. Executive Vice President & Chief Financial Officer	2008	445,769	—		450,000	—	63,937	959,706
	2007	348,077	—		1,115,738	5	47,228	1,511,048
	2006	292,308	—		322,450	—	142,000	756,758
Jeffrey Heggedahl, Former President of Scantron	2008	565,385	—		555,263	—	94,042	1,214,690
	2007	326,384	1,079,568	(i)	252,404	—	134,480	1,792,836
James D. Singleton, Chief Operating Officer of Harland Clarke	2008	493,654	—		500,000	—	71,999	1,065,653
Raju M. Shivdasani, President Enterprise Solutions, a division of Harland Financial Solutions	2008	375,000	—		270,075	—	35,721	680,796
A.O. Clemons, Jr., President, Risk Management & Compliance Solutions, a division of Harland Financial Solutions	2008	360,000	—		254,460	—	25,708	640,168
John O’Malley Former President and CEO of Harland Financial Solutions	2008	236,538	—		90,225	—	592,132	918,895
	2007	489,148	300,000	(iii)	507,250	—	24,689	1,321,087

(i)	Mr. Heggedahl received a one-time post-Harland Acquisition payment equal to three times his base salary at the time of the Harland Acquisition which was paid in May 2007 pursuant to his previous employment agreement in effect with Harland.

(ii)	The compensation listed in this column for 2008 consists of amounts earned during 2008, and anticipated to be paid by March 13, 2009, under the annual Harland Clarke Senior Management Bonus Plan. Additionally, on April 25, 2008, Messrs. Heggedahl, Shivdasani, Clemons and O’Malley each received payments under the legacy John H. Harland 2007 Long-Term Cash Incentive Plan. Such amounts are included in this table and are as follows: Mr. Heggedahl, $105,263; Mr. Shivdasani, $30,075; Mr. Clemons, $24,060; and Mr. O’Malley, $90,225. An additional $105,262, $30,075 and $24,060 will be paid to Messrs. Heggedahl, Shivdasani and Clemons under the legacy John H. Harland 2007 Long-Term Cash Incentive Plan on each of the three anniversaries of April 25, 2008, subject to the executive’s continued employment on each of the payout dates.

With respect to Messrs. Dawson and Fera, this column for 2007 also consists of amounts paid out in connection with the early termination and payout of the 2005 M & F Long Term Incentive Compensation Plan, which amounts are as follows: Mr. Dawson, $4,184,474, and Mr. Fera, $836,894.

In addition, as a result of his termination of employment, Mr. O’Malley will receive a payment of $222,643, anticipated to be paid on March 13, 2009 with respect to the annual bonus for 2008, provided he complies with the post-employment restrictive covenants and other provisions of his employment agreement. This amount is not included in the column for 2008.

(iii)	Mr. O’Malley received a one-time post-Harland Acquisition signing bonus.

(iv)	All Other Compensation:

All Other Compensation for Fiscal Year 2008

						Employer
					Term Life	Contributions to
					& Exec	401(k) plan and
				Country	AD&D	Supplemental
		Car	Relocation	Club	Insurance	Excess Benefit	Tax	All Other
		Allowance	Costs	Fees	Premiums	Plan	Gross-Up	Compensation	Severance	Total
Name	Year	($)(i)	($)	($)(ii)	($)(iii)	($)(iv)	($)(v)	($)(vi)	($)	($)

Charles T. Dawson	2008	29,305	—	6,748	2,296	197,931	12,402	—	—	248,682
	2007	17,126	—	4,822	2,163	119,767	7,942	—	—	151,820
	2006	15,843	—	3,880	2,162	33,783	7,852	—	—	63,520
Peter A. Fera, Jr.	2008	5,940	—	4,051	632	53,314	—	—	—	63,937
	2007	5,940	—	4,726	595	35,967	—	—	—	47,228
	2006	5,940	102,914	1,993	572	14,048	16,533	—	—	142,000
Jeffrey Heggedahl	2008	3,960	45,898	—	7,262	36,922	—	—	—	94,042
	2007	—	128,447	—	785	—	5,248	—	—	134,480
James D. Singleton	2008	5,940	—	5,340	632	60,087	—	—	—	71,999
Raju M. Shivdasani	2008	—	—	—	11,504	24,217	—	—	—	35,721
A.O. Clemons, Jr.	2008	—	—	—	3,199	22,509	—	—	—	25,708
John O’Malley	2008	—	—	—	3,397	36,307	12,137	49,906	490,385	592,132
	2007	—	—	6,452	1,227	—	—	17,010	—	24,689

(i)	Comprised of (i) car allowance in the case of Messrs. Fera, Singleton and Heggedahl and (ii) the aggregate incremental cost to the Company of the leased vehicle and fuel in the case of Mr. Dawson, which is calculated as the total cost of the lease payments on the car, the insurance and insurance deductibles relating to the car, and the cost of gasoline used in the car. Messrs. Fera, Singleton and Heggedahl are eligible to receive a pre-set amount per month as a car allowance. Mr. Dawson’s employment agreement states that the Company will provide him with a leased vehicle at the Company’s expense.

(ii)	The Company reimburses each executive’s monthly country club dues if there is a business reason for the executive to use the club.

(iii)	For 2008, amounts include (i) executive life premiums, (ii) executive AD&D premiums and (iii) supplemental LTD premiums.

(iv)	For 2008 consists of (i) employer contributions to the 401(k) plan of $9,200 for each NEO and (ii) employer contributions to a supplemental non-qualified excess benefit plan, the Benefits Equalization Plan described below in the Nonqualified Deferred Compensation Table, in the following amounts: Mr. Dawson $188,731, Mr. Fera $44,114, Mr. Heggedahl $27,722, Mr. Singleton $50,887, Mr. Shivdasani $15,017, Mr. Clemons $13,309 and Mr. O’Malley $27,107.

(v)	For 2008 consists of the tax gross-up on the personal use of a company vehicle by Mr. Dawson, and sporting event tickets for Mr. O’Malley.

(vi)	Consists of COBRA subsidy and outplacement for 2008, and tickets to sporting events for 2007 and 2008.

The elements of NEO compensation are based upon the applicable employment contract, each NEO’s M & F LTIP agreement, Company policy regarding employee benefit plan participation (401(k) benefits, welfare and group insurance benefits), car allowance, cell phone use, or application of past practice. Specifically, the salaries are set under the terms of the respective employment contracts. During 2008 each of our NEOs had an employment contract in effect. The material terms of these employment contracts during 2008 are detailed below under “Employment Contracts for 2008.” Bonus plans for each of our NEOs are outlined within their respective employment contract and M & F LTIP agreement. Participation in the 401(k) and our nonqualified deferred compensation plan, the Benefits Equalization Plan, is pursuant to the plan documents. All other compensation is provided pursuant to written Company policy or practice according to their respective positions.

Employment Contracts for 2008

Mr. Dawson

On February 13, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Dawson, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated as of May 29, 2007. This employment agreement, whereby Mr. Dawson is employed by Harland Clarke Holdings as President and Chief Executive Officer of Harland Clarke Holdings and the Harland Clarke Business (as defined in the employment agreement), will continue until December 31, 2010, subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Dawson’s annual base salary is $1,000,000 and he is entitled to receive annual bonuses based on the attainment of a certain percentage of Harland Clarke Business EBITDA targets. Pursuant to this agreement, Mr. Dawson participates in the M & F LTIP, for which he is eligible to receive a portion of the bonus pool attributed to the Harland Clarke Business and a portion of the bonus pool attributed to the Company. Mr. Dawson was also granted an additional portion of the bonus pool under the M & F LTIP that is based solely on Company-wide results, in recognition of his increased responsibility for Company results after taking the additional position as President and Chief Executive Officer of Harland Clarke Holdings. As a result of his new employment agreement, Mr. Dawson’s annual bonus was raised from 105% to 125% of his base salary if target is attained and increases ratably up to a maximum of 175% of his base salary if 145.1% of the targets are attained.

Mr. Fera

On February 13, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Fera, effective as of January 1, 2008, for a term which expires on December 31, 2009, subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. This employment agreement supercedes his prior employment agreement with Harland Clarke Holdings dated May 2, 2007. Under his employment agreement, pursuant to which Mr. Fera serves as Executive Vice President and Chief Financial Officer of the Harland Clarke Business and Chief Financial Officer of Harland Clarke Holdings, Mr. Fera receives an annual base salary of $450,000. Mr. Fera is also entitled to receive annual bonuses based on the attainment of certain percentages of EBITDA targets. He is also entitled to receive a portion of the M & F LTIP bonus pool attributable to the Harland Clarke Business and a portion of the bonus pool attributed to the Company, and he receives other standard officer benefits. As a result of his new employment agreement, Mr. Fera’s annual cash bonus was increased from 78.75% to 100% of his base salary if target is attained and increases ratably up to a maximum of 150% if 145.1% of the targets are attained.

Mr. Heggedahl

On May 5, 2008, Harland Clarke Holdings and Scantron entered into an agreement with Mr. Heggedahl effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated as of May 29, 2007. This employment agreement, whereby Mr. Heggedahl served as President and Chief Executive Officer of Scantron was terminated February 17, 2009, upon Mr. Heggedahl’s resignation. Under this employment agreement, Mr. Heggedahl’s annual base salary was $600,000. He was entitled to receive annual bonuses based on the attainment of a certain percentage of Scantron EBITDA targets. Mr. Heggedahl participates in the M & F LTIP, for which he is eligible to receive a portion of the bonus pool attributed to Scantron and a portion of the bonus pool attributed to the Company. Mr. Heggedahl receives other standard officer benefits. Mr. Heggedahl’s employment agreement superseded all his prior employment agreements with Scantron and its affiliates. Mr. Heggedahl resigned his employment with the Company and Scantron and as a director of the Company effective February 17, 2009.

Mr. Singleton

On February 7, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Singleton, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Corp. dated May 2, 2007. This employment agreement, whereby Mr. Singleton is employed by Harland Clarke Holdings as Executive Vice President of the Harland Clarke Business, will continue until December 31, 2009, subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Singleton receives an annual base salary of $500,000, effective January 1, 2008. He is entitled to receive annual bonuses based on the attainment of a certain percentage of Company EBITDA targets. Mr. Singleton is also entitled to receive a portion of the M & F LTIP bonus pool attributable to the Harland Clarke Business and a portion of the bonus pool attributed to the Company, and he receives other standard officer benefits. As a result of his new employment agreement, Mr. Singleton’s annual cash bonus was increased from 78.75% to 100% of his base salary if target is attained and increases ratably up to a maximum of 150% if 145.1% of the targets are attained.

Mr. Shivdasani

On May 5, 2008, Harland Clarke Holdings and Harland Financial Solutions entered into an employment agreement with Mr. Shivdasani, effective as of January 1, 2008. This employment agreement, whereby Mr. Shivdasani is employed by Harland Financial Solutions as President of the Enterprise Solutions Group, will continue until December 31, 2010, subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Shivdasani receives an annual base salary of $375,000. He is entitled to receive annual bonuses based on the attainment of a certain percentage of Harland Financial Solutions EBITDA targets. Mr. Shivdasani is also entitled to receive a portion of the M & F LTIP attributable to the Harland Financial Solutions business and a portion of the bonus pool attributed to the Company, and he receives other standard officer benefits.

Mr. Clemons

On May 5, 2008, Harland Clarke Holdings and Harland Financial Solutions entered into an employment agreement with Mr. Clemons, effective as of January 1, 2008. This employment agreement, whereby Mr. Clemons is employed by Harland Financial Solutions as President of Risk Management and Compliance Solutions, will continue until December 31, 2010, subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Clemons receives an annual base salary of $360,000. He is entitled to receive annual bonuses based on the attainment of a certain percentage of Harland Financial Solutions EBITDA targets. Mr. Clemons is also entitled to receive a portion of the M & F LTIP attributable to the Harland Financial Solutions business and a portion of the bonus pool attributed to the Company, and he receives other standard officer benefits.

Mr. O’Malley

On May 29, 2007, Harland Clarke Holdings and Harland Financial Solutions entered into an employment agreement with Mr. O’Malley under which Mr. O’Malley served as President and Chief Executive Officer of Harland Financial Solutions. Mr. O’Malley’s employment agreement superseded all his prior employment agreements with Harland Financial Solutions and its affiliates including the agreement between him and Harland, dated as of December 21, 2005 (as amended). This employment agreement became effective as of May 2, 2007 and was terminated effective April 15, 2008, upon Mr. O’Malley’s resignation. Under his employment agreement, Mr. O’Malley received an annual base salary of $750,000. He was entitled to receive annual bonuses based on the attainment of a certain percentage of Harland Financial Solutions EBITDA targets. Mr. O’Malley was eligible to participate in the M & F LTIP under which he was eligible to receive a portion of the bonus pool attributed to Harland Financial Solutions and a portion of the bonus pool attributable to the Company. Mr. O’Malley received other standard officer benefits.

As discussed below, Mr. O’Malley resigned his employment with Harland Financial Solutions and as a director of the Company effective as of April 15, 2008. As a result of his termination of employment, Mr. O’Malley will receive a payment of $222,643, anticipated to be paid on March 13, 2009 with respect to the annual bonus for 2008, and he may receive a payment ranging from $0 to $232,117 with respect to the M & F LTIP, payable after 2010.

Amendments to Employment Contracts and Compensation Plans for 2008

Section 409A of the Code

On December 31, 2008, we amended certain compensatory plans, contracts and arrangements in order to implement changes to comply with or be exempt from Section 409A of the Code (“Section 409A”). Those plans, contracts and arrangements included (i) the M & F LTIP and (ii) employment agreements with our NEOs, each of which are described above under “Employment Contracts for 2008.” The changes made to these plans, contracts and arrangements have been made for the purpose of conforming to the requirements of Section 409A.

GRANTS OF PLAN-BASED AWARDS
FOR FISCAL YEAR 2008

	Award Type	Threshold	Target	Maximum (iv)
Name	(i),(ii)	($)	($)	($)

Charles T. Dawson	Annual Bonus	900,000	1,250,000	1,750,000
	Segment 2008-2010 LTIP	787,500	1,575,000
	Consolidated 2008-2010 LTIP	787,500	1,575,000
	Consolidated 2008-2010 LTIP (iii)	300,000	600,000

Peter A. Fera, Jr.	Annual Bonus	405,000	450,000	675,000
	Segment 2008-2010 LTIP	247,500	495,000
	Consolidated 2008-2010 LTIP	247,500	495,000

Jeffrey Heggedahl	Annual Bonus	390,000	450,000	600,000
	Segment 2008-2010 LTIP	450,000	900,000
	Consolidated 2008-2010 LTIP	450,000	900,000

James D. Singleton	Annual Bonus	450,000	500,000	750,000
	Segment 2008-2010 LTIP	247,500	495,000
	Consolidated 2008-2010 LTIP	247,500	495,000

Raju M. Shivdasani	Annual Bonus	195,000	225,000	300,000
	Segment 2008-2010 LTIP	262,500	525,000
	Consolidated 2008-2010 LTIP	262,500	525,000
A.O. Clemons, Jr.	Annual Bonus	187,200	216,000	288,000
	Segment 2008-2010 LTIP	262,500	525,000
	Consolidated 2008-2010 LTIP	262,500	525,000

(i)	The amounts listed in this column under the heading Annual Bonus represent the threshold, target and maximum amount which may be payable to each NEO pursuant to the annual executive bonus plan, as described in more detail above under “Elements of Compensation — The Annual Executive Bonus Plan.”

(ii)	The amounts listed in this column under the heading LTIP represent the threshold and target amount which may be payable in 2011 to each NEO at the end of the three year performance period (2008-2010) pursuant to the M & F LTIP, as described in more detail above under “Elements of Compensation — The 2008 M & F Worldwide Long Term Incentive Compensation Plan (the “M & F LTIP).” The first row in each column labeled LTIP represents the amount of the LTIP attributable to the performance of each NEO’s individual business segment at the end of the three year performance period and the second row in each column represents the amount attributable to consolidated Company results at the end of the three year performance period.

(iii)	Mr. Dawson received an additional grant under the M & F LTIP which represents the amount attributable to consolidated Company results at the end of the three year performance period as a result of increased responsibilities for the Company after taking the additional position as President and Chief Executive Officer of Harland Clarke Holdings.

(iv)	The M & F LTIP, which was designed to meet the requirements of Section 162(m) of the Code, was approved by the shareholders of M & F Worldwide in 2008. Under the terms of the LTIP, the maximum payout to any participant is $10 million. The actual payout to any participant is expected to be substantially lower than the maximum potential payout, which was provided for purposes of Section 162(m) of the Code.

NONQUALIFIED DEFERRED COMPENSATION TABLE FOR FISCAL YEAR 2008

	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Earnings	Withdrawals/	Balance
	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)(i)	($)	($)	($)(ii)

Charles T. Dawson	188,731	20,102	—	429,820
Peter A. Fera, Jr.	44,114	3,612	—	81,155
Jeffrey Heggedahl	27,722	627	—	28,349
James D. Singleton	50,887	3,849	—	86,777
Raju M. Shivdasani	15,017	430	—	15,447
A. O. Clemons, Jr.	13,309	371	—	13,680
John O’Malley	27,107	682	(27,789)	—

(i)	The amounts reported are included as part of “All Other Compensation” in the Summary Compensation Table.

(ii)	Reflects the total balance of the executive’s account as of the end of the Company’s 2008 fiscal year. Company contributions to the Benefits Equalization Plan reported in the Summary Compensation Table for the 2007 fiscal year are as follows: Mr. Dawson $110,767; and Mr. Fera $26,967. With respect to Messrs. Dawson and Fera, these amounts were reported in the “All Other Compensation — Employer Contributions to 401(k) plan and Supplemental Excess Benefit Plan” column.

Material Features of the Deferred Compensation Plan

Our deferred compensation plan is a non-elective, nonqualified deferred compensation plan known as the Benefits Equalization Plan, or BEP. It serves as a supplemental benefit program for employees whose Company contributions to the 401(k) plan are limited due to IRS annual qualified plan compensation limits. All employees whose eligible earnings are greater than the IRS qualified plan compensation limit are automatically eligible for this benefit.

Employees may not defer income into this plan. We do not match contributions under our tax-qualified 401(k) plan in respect of pay above the tax-qualified plan compensation limits. Instead, we credit a notional contribution in respect of pay above the tax-qualified plan limits to the employee’s BEP account.

The BEP is an unfunded deferred compensation plan. Interest is compounded quarterly and credited to each participant’s account based upon the 10-Year U.S. Treasury Bond yield as in effect on the first business day of the plan year rounded to the next higher one-half percent, plus one percent. For plan year 2008, the rate was 5.0%. This methodology of applying interest is based on the language outlined in the BEP. Interest rates are provided annually by Mercer.

Distributions are allowed only at termination, retirement, death, or disability and are paid in a single lump sum on the first day of the seventh month following the occurrence of such a qualifying event.

Potential Payments upon Termination or Change-in-Control

Each of our NEOs is entitled to certain payments and benefits in the event of termination of his employment. These payments and benefits are set forth in each of our NEO’s respective employment agreements, described herein. In the case of each employment agreement, the terms of these arrangements were set through the course of arms-length negotiations with each of the NEOs.

Each of Messrs. Dawson and Heggedahl will be entitled to continued payment of his base salary respectively for a period of two years after termination in the event he is terminated without cause or resigns for good reason.

Each of Messrs. Fera, Singleton, Shivdasani and Clemons will be entitled to continued payment of his base salary respectively for a period of 18 months after termination in the event he is terminated without cause or resigns for good reason.

In the case of termination without cause, or due to death or disability, or in the event of resignation for good reason, each of our NEOs would be entitled to receive: (i) a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable but for the termination; (ii) any earned but unpaid annual bonus for the year prior to the year in which termination occurred; and (iii) a pro rata amount payable, if any, under the M & F LTIP in accordance with its terms, in each case, paid at the time and in the manner the bonus or M & F LTIP amount, as applicable, is paid to other executives.

In addition, in the case of termination of the employment of an NEO without cause, if the executive resigns for good reason, the executive will be entitled to receive:

•	continued participation in applicable welfare benefit plans for 12 months after termination; and

•	employer-subsidized welfare plan benefits for a period of 12 months after termination.

If the employment of any of our NEOs is terminated for cause, further compensation is forfeited, except for accrued and unpaid base salary.

Pursuant to the terms of the employment agreements of each of our NEOs, good reason means, without the advance written consent of the executive: (i) a reduction in the executive’s base salary; or (ii) a material and continuing reduction in the executive’s responsibilities, in each case which the Company fails to cure within 30 days of receiving notice from the executive of such an event.

In order to receive any of the payments or benefits described above which are payable upon termination of employment, the NEO must execute an irrevocable release of claims in favor of the Company.

Each NEO is also bound by a two-year non-competition covenant as well as a two-year non-solicitation covenant following termination of his employment. Breach of either the non-competition or the non-solicitation covenants will result in a cessation of payment of salary continuation and premium rates under the group health benefits. If the executive’s employment term is not renewed and the executive’s employment is terminated after the end of the term, other than for cause or disability, under certain circumstances the NEO will be subject to a one-year non-competition covenant and a one-year non-solicitation covenant.

None of our NEOs will receive any additional payments or benefits in the event there is a change in control of the Company, or his employment is terminated following a change in control of the Company.

The following table sets forth payments which will be made to our NEOs in the event each is terminated without cause, or he resigns for good reason.

TERMINATION WITHOUT CAUSE OR RESIGNATION FOR GOOD REASON
AS OF DECEMBER 31, 2008

				Executive
			Health/	Annual		Deferred
	Separation		Welfare	bonus		Compensation
Name &	Pay(i)	Vacation(ii)	Plans(iii)	Plan(iv)	Outplacement	Plan Balance(vi)	Total
Principal Position	($)	($)	($)	($)	Assistance(v)	($)	($)

Charles T. Dawson, President & CEO	2,000,000	11,077	6,583	1,250,000	30,000	429,820	3,727,480
Peter A. Fera, Jr. EVP & CFO	675,000	—	8,588	450,000	30,000	81,155	1,244,743
Jeffrey Heggedahl, Former President of Scantron	1,200,000	—	3,665	450,000	30,000	28,349	1,712,014
James D. Singleton Chief Operating Officer of Harland Clarke	750,000	—	8,588	500,000	30,000	86,777	1,375,365
Raju M. Shivdasani President Enterprise Solutions Group of Harland Financial Solutions	562,500	—	7,676	225,000	30,000	15,447	840,623
A. O. Clemons, Jr. President, Risk Management & Compliance Solutions of Harland Financial Solutions	540,000	—	7,676	216,000	30,000	13,680	807,356

(i)	For each NEO, upon termination of the executive without cause or resignation for good reason (each as defined in each employment agreement), the executive is entitled to receive continued payment of base salary for the following periods: 24 months in the case of Messrs. Dawson and Heggedahl; and 18 months in the case of Messrs. Fera, Singleton, Shivdasani and Clemons.

(ii)	Upon termination, the executive is entitled to his earned and unused vacation for the current year. Effective January 1, 2008, we established a policy pursuant to which up to 40 hours of vacation may be carried over from year to year. Mr. Dawson is also entitled to his balance of frozen vacation of $11,077.

(iii)	For each NEO, upon termination of the executive without cause, or resignation for good reason, the executive is entitled to continued participation in applicable welfare benefit plans for 12 months after the termination and continued contribution by the Company to the employer portion of the employee premiums of welfare benefit plans for 12 months after the termination. The employer portion reflects employer cost for 2008 based on the employee’s enrollment in Dental, Medical, and Vision plans as of December 31, 2008.

(iv)	For each NEO, upon termination of the executive without cause, due to death or disability, or in the event the NEO resigns for good reason, the executive is entitled to receive a prorated annual bonus for the year in which the termination occurred if the executive would have been eligible to receive such bonus hereunder (including due to satisfaction of the Company of performance milestones) had the executive been employed at the time such annual bonus is normally paid. The amounts provided in this column assume that the bonus is paid at a level at which 100% of the target is achieved.

(v)	Upon termination, each executive is entitled to standard outplacement assistance for the key executive level of up to $30,000 which would be paid to a mutually agreed provider of outplacement services for a 12-month outplacement program.

(vi)	Upon termination, retirement, death, or disability, the executive’s total balance in the BEP is to be paid in a single lump sum on the first day of the seventh month following the occurrence of such an event. These amounts reflect the executive’s account balance as of December 31, 2008.

Mr. Heggendahl resigned from his employment effective February 17, 2009. In accordance with his employment agreement, he is entitled to receive severance payments in continuing installments over a two year period, provided he complies with the restrictive covenants and other provisions of his employment agreement. He will also be eligible for prorated bonus, outplacement services, COBRA and benefit subsidies and payment of his deferred compensation balance, provided he complies with the restrictive covenants and other provisions of his employment agreement.

Mr. O’Malley resigned from his employment effective April 15, 2008. In accordance with his employment agreement, he is entitled to receive severance payments in continuing installments over a two year period. He received cash severance payments of $490,385 during 2008, outplacement assistance of $9,000, COBRA and benefit subsidies of $7,156 and the payment of his deferred compensation balance of $27,789. Mr. O’Malley will continue to receive severance payments of $1,009,615 in continuing installments until April 2010, provided he complies with the restrictive covenants and other provisions of his employment agreement.

DIRECTORS’ COMPENSATION TABLE FOR FISCAL YEAR 2008

Change in
Pension Value
and Nonqualified
				Non-Equity	Deferred
	Fees Earned	Stock	Option	Incentive Plan	Compensation	All Other
Name	or Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Barry F. Schwartz(i)	—	—	—	—	—	—	—
Paul G. Savas(i)	—	—	—	—	—	—	—
Charles T. Dawson(ii)	—	—	—	—	—	—	—
Jeffrey Heggedahl(ii)	—	—	—	—	—	—	—
John O’Malley(ii)	—	—	—	—	—	—	—

(i)	Messrs. Schwartz and Savas received no compensation directly or indirectly from the Company. They provided services to the Company under the terms of a Second Amended and Restated Management Services Agreement between M & F Worldwide and MacAndrews & Forbes. Pursuant to the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a fee of $2.5 million per calendar quarter, beginning as of May 1, 2007. The total amount paid to MacAndrews & Forbes in 2008 pursuant to the Second Amended and Restated Management Services Agreement was $10 million. In addition, M & F Worldwide paid to MacAndrews & Forbes a fee of $2 million in 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

(ii)	Messrs. Dawson, Heggedahl and O’Malley did not receive any compensation for their service as directors in 2008. Mr. O’Malley resigned as a director and an employee of the Company on April 15, 2008. Mr. Heggedahl resigned as a director and an employee effective February 17, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

M & F Worldwide beneficially owns all the outstanding shares of our common stock. None of our executive officers or directors beneficially owns any of our common stock. The following table sets forth the total number of shares of M & F Worldwide’s common stock that each director, NEO or person known to us to be the beneficial owner of more than 5% of M & F Worldwide’s outstanding common stock beneficially owned as of February 26, 2009, and the percent of such common stock so owned. M & F Worldwide’s common stock is M & F Worldwide’s only outstanding voting stock. “Ownership” for this purpose is “beneficial ownership” as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, a person beneficially owns a share if the person has sole or shared voting power or investment power with respect to the share or the person has the right to acquire the share within 60 days through the exercise of any option, warrant or right, through conversion of any security or under the automatic termination of any power of attorney or revocation of trust, discretionary account or similar arrangement.

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned		Outstanding Shares

MFW Holdings One LLC 35 East 62 St., New York, NY 10065	7,248,000	(1)	37.5%
Bay Harbour Management, L.C. 375 Park Avenue, New York, NY 10152	1,909,306	(2)	9.9%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road, Austin, TX 78746	1,639,048	(3)	8.5%
MFW Holdings Two LLC 35 East 62 St., New York, NY 10065	946,000	(1)	4.9%
Ronald O. Perelman	200,000	(1)	1.0%
Barry F. Schwartz	5,000		0.0%
Charles T. Dawson	0		0.0%
Jeffrey Heggedahl	0		0.0%
Paul G. Savas	1,000		0.0%
James D. Singleton	0		0.0%
Raju M. Shivdasani	0		0.0%
A. O. Clemons, Jr.	0		0.0%
All directors and executive officers as a group (8 persons)	8,400,000	(4)	43.4%

(1)	All of such shares of common stock are beneficially owned by Ronald O. Perelman. MFW Holdings One LLC and MFW Holdings Two LLC are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc., of which Mr. Perelman owns 100%. In addition, MacAndrews & Forbes Holdings Inc. may be deemed to share beneficial ownership of the 8,194,000 shares of common stock beneficially owned by MFW Holdings One LLC and MFW Holdings Two LLC and the 200,000 shares of common stock deemed beneficially owned by Mr. Perelman as a result of Mr. Perelman’s grant of restricted stock (an aggregate of 8,394,000 shares of common stock, representing approximately 43.4% of the common stock outstanding or deemed outstanding under the rules of the SEC), by virtue of MacAndrews & Forbes Holdings Inc.’s ownership of 100% of the common stock of MFW Holdings One LLC and MFW Holdings Two LLC and Mr. Perelman’s 100% ownership of MacAndrews & Forbes Holdings Inc.’s common stock. The shares so owned and shares of intermediate holding companies are, or may from time to time be, pledged to secure obligations of MacAndrews & Forbes Holdings Inc. or its affiliates.

(2)	Beneficial ownership is based on a statement on Schedule 13G filed by Bay Harbour Management, L.C. on February 13, 2009.

(3)	Beneficial ownership is based on a statement on Schedule 13G filed by Dimensional Fund Advisors LP on February 9, 2009.

(4)	Includes shares of common stock indirectly owned by Mr. Perelman through MacAndrews & Forbes Holdings Inc.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Person Transactions Policy

As a wholly owned subsidiary of M & F Worldwide, we are subject to M & F Worldwide’s Code of Business Conduct and Ethics (the “Code”), which covers transactions and other activities by employees of M & F Worldwide and its subsidiaries (including our directors and officers) that give rise to conflicts of interest. The conflicts of interest policy in the Code limits or prohibits, among other things, transactions between the employee and M & F Worldwide and transactions by the employee with (and employment with or substantial investments in) an enterprise that is a present or potential supplier, customer or competitor, or that engages or may engage in any other business with M & F Worldwide. In addition, the policy also prohibits employees from appropriating for personal benefit business opportunities that should be first offered to M & F Worldwide. The Code also limits similar transactions by family members of employees. Any waivers of the Code must be approved by either the Board of Directors or the Audit Committee of M & F Worldwide. As a Delaware corporation, we are also subject to the requirement for disinterested director or shareholder approval of transactions by us with our directors and officers, as set forth in Section 144 of the Delaware General Corporation Law.

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

Management Services Agreement

During 2008, 2007 and 2006, certain executive officers of M & F Worldwide were executives of MacAndrews & Forbes. M & F Worldwide did not compensate such executive officers, but, in 2008, 2007 and 2006 M & F Worldwide paid to MacAndrews & Forbes $10 million, $8.33 million, and $3.25 million, respectively, for the value of the services provided by such officers to M & F Worldwide pursuant to a management services agreement. Under the terms of this management services agreement, MacAndrews & Forbes provides the services of M & F Worldwide’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services. On May 24, 2006, M & F Worldwide and MacAndrews & Forbes entered into the Amended Management Services Agreement to reflect the increased scope of the management services provided by MacAndrews & Forbes to M & F Worldwide and the increased size of M & F Worldwide after the acquisition of Clarke American. Under the Amended Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a pro rata portion of an annual fee of $5.0 million in respect of the period of 2007 prior to May 1, 2007.

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

The Second Amended and Restated Management Services Agreement automatically renewed on January 1, 2009 and extended for a one-year renewal period terminating on December 31, 2009 unless either party gives the other party written notice at least 90 days prior to the end of the renewal period. The Second Amended and Restated Management Services Agreement will also terminate in the event that MacAndrews & Forbes Inc. or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of M & F Worldwide. The Second Amended and Restated Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes Inc. and its affiliates and personnel.

M & F Worldwide paid $10.0 million to MacAndrews and Forbes in the second quarter of 2007 for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition. In addition, in February 2008, M & F Worldwide purchased all of the membership interests of Data Management LLC from Pearson Inc. in the Data Management Acquisition. M & F Worldwide paid $2.0 million to MacAndrews & Forbes for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

Insurance

We participate in MacAndrews & Forbes Holdings Inc.’s directors’ and officers’ insurance program, which covers M & F Worldwide as well as MacAndrews & Forbes Holdings Inc. and certain of its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. We bear an allocation of the premiums for such coverage, which we believe is more favorable than the premiums we could secure under stand alone coverage. The Company paid MacAndrews & Forbes Holdings Inc. $0.3 million and $0.4 million in 2008 and 2007, respectively, in respect of such insurance coverage.

Tax Sharing Agreement

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on our and our affiliated subsidiaries’ behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, we make periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that we and our affiliated subsidiaries would have had for each taxable period if we had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that we or any of our subsidiaries are included in any such group for foreign, state or local tax purposes. During 2008, 2007 and 2006, the Company made payments totaling $57.4 million, $5.3 million and $19.3 million, respectively to M & F Worldwide pursuant to the terms of the tax sharing agreement.

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

Predecessors

As a wholly owned subsidiary of M & F Worldwide, we receive certain financial, administrative and risk management oversight from M & F Worldwide. Additionally, during the periods prior to the Clarke American Acquisition, certain amounts of corporate expenses of the relevant predecessor parent companies that were incurred while the relevant predecessor was not a stand-alone company, including legal, tax, accounting, risk management, personnel, infrastructure and other costs, were allocated to the relevant predecessor company. These fees are allocations of shared service costs from our parent, former parent and affiliated companies and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company recorded $2.7 million, $2.1 million and $0.5 million during the years ended December 31, 2008, 2007 and 2006, respectively, related to such fees.

Director Independence

Because we are not listed on any exchange, we are not subject to any listing standards for director independence. Under the NYSE listing standards, however, none of our directors are independent because each of our directors is either one of our officers or an officer of M & F Worldwide.

Item 14.	Principal Accounting Fees and Services

The M & F Worldwide Audit Committee selected Ernst & Young LLP as the independent auditors for its subsidiaries, including Harland Clarke Holdings, for the years ended December 31, 2008, 2007, and 2006.

Audit Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for professional services rendered for the audits of our financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $3.1 million, $3.4 million, and $0.8 million for 2008, 2007 and 2006, respectively. Audit services include fees associated with the annual audit and reviews of our 2008 quarterly reports on Form 10-Q.

Audit-Related Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for audit-related services rendered in 2008, 2007, and 2006 were $0.1 million, $0.8 million, and $0.1 million, respectively. Audit-related services include due diligence and consulting services performed for the Harland Acquisition, the Clarke American Acquisition, assistance with compliance requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated pursuant thereto.

Tax Fees.  The aggregate fees and expenses that Ernst & Young LLP billed us for assistance with property and income taxes were $0.2 million and $0.1 million during 2008 and 2007, respectively.

All Other Fees.  No such fees were incurred by us in 2008, 2007, and 2006.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  (1 and 2) Financial statements and financial statement schedule.

See Index to Consolidated Financial Statements and Financial Statement Schedules, which appears on page F-1 herein. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits.

Exhibit
Number	Description

2.1	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2005).
2.2	Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
2.3	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
3.1	Certificate of Incorporation of Harland Clarke Holdings Corp., as amended (incorporated by reference to Exhibit 3.1(i) of Harland Clarke Holdings Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.2	By-laws of Harland Clarke Holdings Corp. (incorporated by reference to Exhibit 3.1(ii) of Harland Clarke Holdings Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
4.1	Indenture dated as of May 1, 2007 among Harland Clarke Holdings Corp., the co-issuers and guarantors party thereto and Wells Fargo Bank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.2	Registration Rights Agreement (relating to the initial notes) dated as of May 1, 2007 by and among Harland Clarke Holdings Corp., the Guarantors (listed therein), Credit Suisse Securities (USA) LLC, Bear, Stearns & Co., Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.3	Credit Agreement dated as of December 8, 2005 among Flavors Holdings Inc., Mafco Worldwide Corporation, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and Natexis Banques Populaires and National City Bank, as co-documentation agents (incorporated by reference to Exhibit 4.4 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.4	Guarantee and Collateral Agreement made by Flavors Holdings Inc., Mafco Worldwide Corporation, and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.5 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.5	Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Mortgagor, to JPMorgan Chase Bank, N.A., as Administrative Agent, Mortgagee, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.6 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit
Number	Description

4.6	Credit Line Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, made by Mafco Worldwide Corporation, Grantor, in favor of Kanawha Land Title Services, LLC, as Trustee, for the use and benefit of, JP Morgan Chase Bank, N.A., as Administrative Agent, Beneficiary, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.7 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.7	Notice of Grant of Security Interest in Trademarks, dated as of January 30, 2006, made by Mafco Worldwide Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.8 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.8	Credit Agreement, dated as of April 4, 2007 among Harland Clarke Holdings Corp., the Subsidiary Borrowers (listed therein), the Lenders (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative agent. (incorporated by reference to Exhibit 4.5 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.9	First Amendment to Credit Agreement, dated as of May 4, 2007, by and among Harland Clarke Holdings Corp., the lender parties (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.6 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.10	Guarantee and Collateral Agreement, dated as of May 1, 2007, by and among Harland Clarke Holdings Corp. and certain subsidiaries in favor of Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.7 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.11	Assumption Agreement, dated as of May 1, 2007 by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc., Centralia Holding Corp. and John H. Harland Company of Puerto Rico in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.8 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.12	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among B2Direct, Inc., Checks in the Mail, Inc. and Clarke American Checks, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.9 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.13	Intellectual Property Security Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc. and HFS Core Systems, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.10 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.14	Joinder Agreement, dated as of May 1, 2007, by and among B2Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc., New CS, Inc., New SCSFH, Inc., H Acquisition Corp., New SCH, Inc., New SFH, Inc. and Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.11 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.15	Joinder Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc. and Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.12 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.16	Deed to Secure Debt by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5096 Panola Industrial Blvd, Decatur, Georgia and 2933-2939 Miller Road, Decatur, Georgia). (incorporated by reference to Exhibit 4.14 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit
Number		Description

4.17		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Scantron Corporation in favor of First American Title Insurance Company, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2020 South 156 Circle, Omaha, Nebraska). (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.18		Mortgage by Clarke American Checks, Inc. to Credit Suisse, Cayman Islands Branch (124 Metropolitan Avenue, Salina, New York). (incorporated by reference to Exhibit 4.16 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.19		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Checks In The Mail Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2435 Goodwin Lane, New Braunfels, Texas). (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.20		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Clarke American Checks, Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (5734 Farinon Drive, San Antonio, Texas). (incorporated by reference to Exhibit 4.19 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.21		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Harland Clarke Corp. in favor of First American Title Insurance Agency, LLC, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (4867-4883 West Harold Gatty Road, Salt Lake City, Utah). (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
10.1		Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp. and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 of M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.2+	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10	.3+	M & F Worldwide Corp. 2005 Long Term Incentive Plan — Form of Award Agreement for Participating Executives of Clarke American Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10	.4+	M & F Worldwide Corp. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10	.5+	Amendment No. 1 to the M & F Worldwide Corp. 2008 Long Term Incentive Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.6+	M & F Worldwide Corp. 2008 Long Term Incentive Plan — Award Agreement for Participating Executives (incorporated by reference to Exhibit 10.16 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10	.7+	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10	.8+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.9+	Employment Agreement dated February 13, 2008 between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.2 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).

Exhibit
Number		Description

10	.10+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.3 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.11+	Employment Agreement dated as of May 29, 2007 among Harland Clarke Holdings Corp., Harland Financial Solutions and John O’Malley (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on June 1, 2007).
10	.12+	Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Scantron Corporation and Jeffrey Heggedahl.
10	.13+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Scantron Corporation and Jeffrey Heggedahl (incorporated by reference to Exhibit 10.4 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.14+*	Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton.
10	.15+*	Employment Agreement, dated as of May 5, 2008, between Harland Clarke Holdings Corp., Harland Financial Solutions and Raju M. Shivdasani.
10	.16+*	Employment Agreement, dated as of May 5, 2008, between Harland Clarke Holdings Corp., Harland Financial Solutions and A. O. Clemons, Jr.
10.17		Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 25, 2007).
10	.18+*	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton.
10	.19+*	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and Raju Shivdasani.
10	.20+*	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and A. O. Clemons, Jr.
21	.1*	Subsidiaries of Harland Clarke Holdings Corp.
24	.1*	Powers of attorney executed by Messrs. Schwartz, Dawson and Savas.
31	.1*	Certification of Charles T. Dawson, Chief Executive Officer, dated February 27, 2009.
31	.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated February 27, 2009.

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Dated: February 27, 2009	By: /s/ Charles T. Dawson
Charles T. Dawson President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 27, 2009	By: /s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: February 27, 2009	By: /s/ J. Michael Riley
J. Michael Riley Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Dawson Charles T. Dawson	President, Chief Executive Officer and Director	February 27, 2009

/s/ Paul G. Savas* Paul G. Savas	Director	February 27, 2009

/s/ Barry F. Schwartz* Barry F. Schwartz	Director	February 27, 2009

*	The undersigned by signing his name hereto does hereby execute this Form 10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

Dated: February 27, 2009	By: /s/ Peter A. Fera, Jr. Peter A. Fera, Jr. Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2008

The following consolidated financial statements of Harland Clarke Holdings Corp. and Subsidiaries are included in Item 8:

As of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Harland Clarke Holdings Corp.

We have audited the accompanying consolidated balance sheets of Harland Clarke Holdings Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule II listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harland Clarke Holdings Corp. and Subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” effective January 1, 2007.

/s/ Ernst & Young LLP

San Antonio, Texas
February 24, 2009

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$64.6	$239.7
Accounts receivable (net of allowance of $2.8 and $2.4 at December 31, 2008 and 2007)	128.8	100.3
Inventories	38.4	31.3
Income taxes receivable	8.0	16.8
Deferred tax assets	21.0	20.3
Assets held for sale	2.7	—
Prepaid expenses and other current assets	39.9	41.7

Total current assets	303.4	450.1
Property, plant and equipment, net	177.6	186.3
Goodwill	1,465.5	1,346.9
Other intangible assets, net	1,328.3	1,340.7
Contract acquisition payments, net	39.8	51.6
Other assets	77.2	72.0

Total assets	$3,391.8	$3,447.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$54.4	$64.2
Deferred revenues	103.8	86.3
Current maturities of long-term debt	19.8	20.1
Accrued liabilities:
Salaries, wages and employee benefits	68.4	71.9
Income and other taxes payable	13.9	11.1
Customer incentives	25.7	26.0
Acquisition-related payments	—	2.9
Payable to parent	0.7	2.1
Other current liabilities	54.7	33.5

Total current liabilities	341.4	318.1
Long-term debt	2,370.8	2,389.8
Deferred tax liabilities	435.7	472.6
Other liabilities	77.6	76.6
Commitment and contingencies
Stockholder’s equity:
Common stock – 200 shares authorized; par value $0.01; 100 shares issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	157.0	202.5
Retained earnings (deficit)	27.2	(0.5)
Accumulated other comprehensive (loss) income, net of taxes:
Derivative fair-value adjustments	(16.8)	(14.1)
Currency translation adjustments	(0.4)	1.7
Funded status of benefit plans	(0.7)	0.9

Total stockholder’s equity	166.3	190.5

Total liabilities and stockholder’s equity	$3,391.8	$3,447.6

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)

	Year Ended December 31,
	2008	2007	2006

Product revenues, net	$1,491.8	$1,199.3	$622.3
Service revenues, net	302.8	170.6	1.6

Total net revenues	1,794.6	1,369.9	623.9
Cost of products sold	910.9	753.1	387.2
Cost of services provided	156.5	80.7	1.2

Total cost of revenues	1,067.4	833.8	388.4

Gross profit	727.2	536.1	235.5
Selling, general and administrative expenses	446.8	336.3	145.2
Restructuring costs	15.6	5.6	3.3

Operating income	264.8	194.2	87.0
Interest income	2.2	6.0	—
Interest expense	(186.4)	(165.9)	(60.0)
Loss on early extinguishment of debt	—	(54.6)	—
Other (expense) income, net	(0.4)	(0.5)	—

Income (loss) before income taxes	80.2	(20.8)	27.0
Provision (benefit) for income taxes	33.0	(5.4)	7.5

Net income (loss)	$47.2	$(15.4)	$19.5

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Stockholder’s Equity
(in millions, except share data)

				Accumulated
	Shares of	Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	(Loss) Income	Total

Balance, December 31, 2005	100	$202.5	$(1.3)	$—	$201.2
Net income			19.5		19.5
Derivative fair-value adjustment, net of taxes of $0.0				0.1	0.1

Total comprehensive income					19.6

Dividend paid to parent			(1.5)		(1.5)

Balance, December 31, 2006	100	$202.5	$16.7	$0.1	$219.3
Net loss			(15.4)		(15.4)
Foreign currency translation adjustments, net of taxes of $0.0				1.7	1.7
Derivative fair-value adjustment, net of tax benefit of $8.9				(14.1)	(14.1)
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.7				0.8	0.8
Unrealized losses on investments, net of tax benefit of $0.3				(0.5)	(0.5)
Reclassification for investment write-down included in net income, net of tax benefit of $0.3				0.5	0.5

Total comprehensive loss					(27.0)

Dividend paid to parent			(1.8)		(1.8)

Balance, December 31, 2007	100	$202.5	$(0.5)	$(11.5)	$190.5
Net income			47.2		47.2
Foreign currency translation adjustments, net of taxes of $0.0				(2.1)	(2.1)
Derivative fair-value adjustment, net of tax benefit of $2.0				(2.7)	(2.7)
Change in unrecognized amounts included in postretirement obligations, net of tax benefit of $0.9				(1.6)	(1.6)
Unrealized losses on investments, net of tax benefit of $0.3				(0.5)	(0.5)
Reclassification for investment write-downs, net of tax benefit of $0.3				0.5	0.5

Total comprehensive income					40.8

Dividend paid to parent		(45.5)	(19.5)		(65.0)

Balance, December 31, 2008	100	$157.0	$27.2	$(17.9)	$166.3

See Notes to Consolidated Financial Statements

Harland Clarke Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2008	2007	2006

Operating activities
Net income (loss)	$47.2	$(15.4)	$19.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66.6	58.5	25.9
Amortization of intangible assets	97.9	67.7	28.6
Amortization of deferred financing fees and original discount	7.8	7.0	3.2
Loss on early extinguishment of debt	—	54.6	—
Deferred income taxes	(31.9)	(7.6)	(13.5)
Asset impairments	3.1	3.1	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(13.1)	3.5	3.4
Inventories	0.6	4.9	0.3
Prepaid expenses and other assets	1.9	(11.6)	5.2
Contract acquisition payments, net	11.8	20.6	6.4
Accounts payable and accrued liabilities	(14.4)	1.8	1.3
Deferred revenues	11.2	12.1	(0.5)
Income and other taxes	12.7	7.0	(1.1)
Payable to parent	(1.4)	2.1	—
Cash overdrafts	—	(0.1)	(13.2)
Other, net	0.7	1.7	0.5

Net cash provided by operating activities	200.7	209.9	66.0
Investing activities
Purchase of Harland, net of cash acquired of $23.8	(2.9)	(1,438.9)	—
Purchase of Data Management, net of cash acquired	(223.3)	—	—
Purchase of Peldec assets	—	(14.3)	—
Purchase of Transaction Holdings, net of cash acquired	(8.2)	—	—
Investment in related party notes receivable	(14.4)	—	—
Net repayments of related party notes receivable	1.8	—	—
Proceeds from sale of property, plant and equipment	5.7	3.3	—
Capital expenditures	(48.2)	(25.5)	(14.7)
Capitalized interest	(0.7)	(0.4)	(1.0)
Other, net	(0.6)	(0.7)	—

Net cash used in investing activities	(290.8)	(1,476.5)	(15.7)
Financing activities
Dividend to parent	(65.0)	(1.8)	(1.5)
Issuance of notes	—	615.0	—
Redemption of notes	—	(175.0)	—
Borrowings on credit agreements	62.0	1,800.0	3.3
Repayments of credit agreements and other borrowings	(82.0)	(664.6)	(27.8)
Premiums, penalties and consent payments related to extinguishment of debt	—	(41.2)	—
Debt issuance cost	—	(56.6)	—

Net cash (used in) provided by financing activities	(85.0)	1,475.8	(26.0)

Net (decrease) increase in cash and cash equivalents	(175.1)	209.2	24.3
Cash and cash equivalents at beginning of period	239.7	30.5	6.2

Cash and cash equivalents at end of period	$64.6	$239.7	$30.5

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$171.2	$152.5	$59.3
Income taxes, net of refunds	54.9	(4.3)	22.3

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

On December 31, 2008, Harland Clarke Corp., a subsidiary of the Company, acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 subject to post-closing working capital adjustments (the “Transaction Holdings Acquisition”) (see Note 3). Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

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

The Harland Financial Solutions segment provides products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, Internet banking solutions, mobile banking, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.

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

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries which were acquired from Harland, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). The Company is a holding company, and has no independent assets at December 31, 2008, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are minor.

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

For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence. Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on vendor-specific objective evidence (the price of a bundled element when sold separately), is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed. For multiple-element arrangements that do not include software, total revenue is allocated to contract elements based on the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Elements.”

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

Contract Acquisition Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer,

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

with any resulting excess reported as an increase in revenue. The Company recorded revenue related to contract terminations of $2.2, $1.7 and $1.1 in 2008, 2007 and 2006, respectively.

Advertising

Advertising costs, which are recorded predominantly in selling, general and administrative expenses, consist mainly of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.

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

At December 31, 2008 and 2007, the Company had prepaid advertising costs of $3.8 and $4.1, respectively, which are included in prepaid expenses and current assets in the accompanying consolidated balance sheets. The Company’s advertising expense was $23.7, $19.3 and $15.5 for 2008, 2007 and 2006, respectively.

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

The useful lives for computing depreciation are as follows:

Machinery and equipment	3 – 15 years
Computer software and hardware	3 – 5 years
Leasehold improvements	1 – 20 years
Buildings and improvements	20 – 30 years
Furniture, fixtures and transportation equipment	5 – 8 years

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $17.7 and $12.6 during 2008 and 2007, respectively, and were primarily costs incurred related to the development of software. Research and development costs were not significant in 2006.

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after establishing the technological feasibility of the subject

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

software product and before its availability for sale are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

The Company accounts for costs to develop or obtain computer software for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires certain costs to be capitalized.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. The Company has five reporting units, which are determined in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Certain of the Company’s reporting units are the same as its reportable segments and certain reporting units are one level below the reportable segment, which is at the operating segment level.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally. The results of the Company’s tests indicated no impairment as the estimated fair values were greater than the carrying values.

If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of the Company’s “implied fair value” requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

The Company measures impairment of its indefinite lived tradenames and trademarks based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames and trademarks are licensed in the marketplace. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are evaluated for impairment as discussed below in “Long-Lived Assets.”

Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset other than goodwill and indefinite lived intangible assets may not be recoverable, the Company assesses the recoverability of such asset based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimates are less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Company also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

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

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements (see Note 8).

The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and some excise taxes, on a net basis in the accompanying consolidated statements of operations.

Pensions and Other Postretirement Benefits

The Company has defined benefit postretirement plans and defined contribution 401(k) plans, which cover certain current and former employees of the Company who meet eligibility requirements.

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement benefit plan within accumulated comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The adoption of SFAS No. 158 did not change the amount of actuarially determined expense that is recorded in the consolidated statements of operations (see Note 10).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Translation of Foreign Currencies

The functional currency for the Company’s foreign subsidiaries is their local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into United States dollars at rates of exchange in effect at the balance sheet date and statement of operations items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholder’s equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of certain foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2008 and 2007, the combined liabilities for self-insured workers compensation and group medical liability were $10.9 and $11.9, respectively.

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

On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. The Company measures ineffectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $43.6 and $51.4 as of December 31, 2008 and 2007, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. A portion of these costs relate to plans to exit activities acquired from Harland, Data Management and Transaction Holdings (see Note 3) and have been included in purchase accounting in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The remaining costs relate to other exit activities and have been accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Additional restructuring charges related to the Company’s existing operations will be incurred as the Company completes its restructuring plans.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation. These reclassifications primarily relate to the inclusion of internally developed intangible assets in other intangible assets, net in the consolidated balance sheets.

Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R changed the accounting for business combinations. Under the requirements of SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changed the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for any acquisition in 2009 and beyond.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity and the recognition of the amount of net income attributable to the noncontrolling interest to be included in results of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Since the Company currently has no material noncontrolling interest in any of its subsidiaries, the adoption of SFAS No. 160 will not have a significant impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The new standard requires enhanced disclosures about the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

beginning after November 15, 2008. SFAS No. 161 will increase disclosure requirements and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Acquisitions

Acquisition of Data Management

On February 22, 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash after giving effect to working capital adjustments of $1.6. Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews & Forbes Holdings Inc. (which, as of December 31, 2008, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock) for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition (see Note 15). The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Data Management Acquisition date:

Accounts receivable		$16.0
Inventories		7.5
Property, plant and equipment		25.5
Goodwill		115.9
Other intangible assets:
Customer relationships	$65.4
Trademarks and tradenames	2.4
Patented technology and software	7.5

Total other intangible assets		75.3
Other assets		0.6

Total assets acquired		240.8
Deferred revenues		7.6
Other liabilities		9.9

Net assets acquired		$223.3

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

As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities, which are subject to further refinement. The Company recorded $2.5 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation in accordance with EITF 95-3. See Note 13 for additional disclosures regarding restructuring.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.4 was expensed during the period from February 22, 2008 to December 31, 2008).

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.0 was reflected as reduced revenues during the period from February 22, 2008 to December 31, 2008). The Company expects that the substantial majority of the reduction in net revenues resulting from the deferred revenue fair value adjustment will be recognized during the twelve-month period following the Data Management Acquisition.

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid by M & F Worldwide to MacAndrews & Forbes Holdings Inc. for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 15). The Company reimbursed M & F Worldwide for that payment during 2007. The capitalized fees and expenses also include $3.0 paid by the Company to M & F Worldwide to reimburse it for professional fees paid related to the Harland Acquisition.

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

$2,415.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Harland Acquisition date:

Cash		$23.8
Accounts receivable		84.4
Property, plant and equipment		125.6
Goodwill		992.7
Other intangible assets:
Customer relationships	$675.2
Trademarks and tradenames	114.7
Patented technology	12.2
Software	50.8

Total other intangible assets		852.9
Other assets		144.7

Total assets acquired		2,224.1
Deferred revenues		77.9
Long-term debt		229.1
Deferred tax liabilities		267.0
Other liabilities		184.6

Net assets acquired		$1,465.5

The above purchase price allocation is complete. Goodwill in the amount of approximately $95.0 and intangible assets in the amount of approximately $107.0 related to Harland are deductible for tax purposes.

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities. The Company recorded $19.7 of severance and severance-related costs for the termination of certain Harland employees and $2.8 of costs for the closure of certain Harland facilities in the above purchase price allocation in accordance with EITF 95-3. See Note 13 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $4.4 was expensed during the period from May 1, 2007 to December 31, 2007).

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.6 and $12.2 were reflected as reduced revenues during 2008 and the period from May 1, 2007 to December 31, 2007, respectively). The total reduction in revenues from May 1, 2007 to December 31, 2008 was $13.8.

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

	Unaudited Pro Forma
	December 31,
	2008	2007

Net revenues	$1,811.9	$1,836.1
Operating income	272.0	187.7
Net income (loss)	51.5	(54.1)
Depreciation and amortization (excluding amortization of deferred financing fees)	166.7	171.6

In the pro forma information above, the results prior to the Harland Acquisition and the Data Management Acquisition were adjusted to include the pro forma impact of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocations; the adjustment of interest expense reflecting the extinguishment of Harland Clarke Holdings’ and Harland’s former debt and the issuance of $2,415.0 of new debt in connection with the Harland Acquisition; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%. In the pro forma information above, the results prior to the Harland Acquisition were not adjusted for non-recurring employee retention bonuses, stock-based compensation and other non-recurring merger related expenses incurred by Harland prior to the acquisition totaling $115.9 during 2007.

The pro forma information above for 2008 includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.4 and $2.6, respectively.

The pro forma information above for 2007 includes the impact of the loss on early extinguishment of debt of $54.6; a commitment fee related to the financing transactions; the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $4.4 and $12.2, respectively; and non-recurring employee retention bonuses of $2.4.

The pro forma information also gives effect to certain identified cost savings as if they had been implemented in their entirety at the beginning of each period presented ($90.0 reflected in 2008 and 2007 for the Harland Acquisition, and $5.2 reflected in 2008 and 2007 for the Data Management Acquisition). These cost savings pertain to the termination of certain Harland and Data Management employees and the closure of certain Harland facilities and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Acquisition of Transaction Holdings

On December 31, 2008, Harland Clarke Corp., a subsidiary of the Company, acquired Transaction Holdings for total cash consideration of $8.2, subject to post-closing working capital adjustments. Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses. As a result of the December 31, 2008 acquisition date, Transaction Holdings had no effect on the Company’s results of operations. The preliminary allocation of the purchase price above resulted in identified intangible assets of

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

$9.5 and goodwill of $2.8. The Company recorded $2.8 of net deferred tax liabilities in connection with the purchase accounting related to this acquisition.

As a result of the Transaction Holdings Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which are subject to further refinement. The Company recorded $0.9 of severance and severance-related charges for the termination of certain Transaction Holdings employees and $0.6 of charges for the closure of certain Transaction Holdings facilities in accordance with the EITF 95-3. See Note 13 for additional disclosures regarding restructuring.

The pro forma effects on the results of operations for the Transaction Holdings acquisition was not material and is not included in the pro forma information presented above.

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

4.	Inventories

Inventories consisted of the following:

	December 31,
	2008	2007

Finished goods	$13.3	$7.8
Work-in-progress	9.5	7.1
Raw materials	15.6	16.4

	$38.4	$31.3

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

5.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2008	2007

Machinery and equipment	$115.8	$109.6
Computer software and hardware	102.1	75.9
Leasehold improvements	22.4	10.6
Buildings and improvements	36.8	38.0
Furniture, fixtures and transportation equipment	15.7	18.5
Land	10.8	8.3
Construction-in-progress	15.1	9.2

	318.7	270.1
Accumulated depreciation	(141.1)	(83.8)

	$177.6	$186.3

Depreciation expense was $66.6, $58.5 and $25.9 for the years ended December 31, 2008, 2007 and 2006, respectively, and includes the depreciation of the Company’s capital leases. Capitalized lease equipment was $6.7 and $6.3 at December 31, 2008 and 2007, and the related accumulated depreciation was $4.5 and $3.0 at December 31, 2008 and 2007, respectively.

Construction-in-progress mainly consists of investments in Harland Clarke’s information technology infrastructure, contact centers, production bindery and delivery systems.

6.	Assets Held For Sale

At December 31, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facility and operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to the Harland Acquisition. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months.

Assets held for sale at December 31, 2008 consisted of the following:

Land	$1.0
Buildings and improvements	1.7

Total	$2.7

In 2008, the Company recorded $0.5 in impairments related to print facilities held for sale which are included in cost of products sold in the accompanying consolidated statement of operations. One of the facilities was subsequently sold for its carrying value of $2.8. In 2008, the Company also recorded $0.2 in impairment related to the operations support facility, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

7.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance as of December 31, 2006	$346.8
Harland Acquisition	992.2
Peldec assets purchase	7.2
Effect of exchange rate changes	0.7

Balance as of December 31, 2007	1,346.9
Data Management Acquisition	115.9
Transaction Holdings Acquisition	2.8
Adjustments to goodwill	0.4
Effect of exchange rate changes	(0.5)

Balance as of December 31, 2008	$1,465.5

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	December 31,	December 31,	December 31,	December 31,
	(in years)	2008	2007	2008	2007

Amortized intangible assets:
Customer relationships	3-30	$1,230.6	$1,155.6	$170.2	$86.0
Trademarks and tradenames	2-15	8.3	11.9	1.1	1.6
Covenants not to compete	3	—	0.4	—	0.4
Software and other	2-10	60.6	60.1	18.2	7.6
Patented technology	4-20	19.6	12.2	2.3	0.8

		1,319.1	1,240.2	191.8	96.4

Indefinite lived intangible assets:
Trademarks and tradenames		201.0	196.9	—	—

Total other intangible assets		$1,520.1	$1,437.1	$191.8	$96.4

Amortization expense was $97.9, $67.7, and $28.6 for the years ended December 31, 2008, 2007 and 2006, respectively.

The weighted average amortization period for the acquired Transaction Holdings customer relationship intangible asset was 7.0 years as of December 31, 2008. The weighted average amortization period for all amortizable intangible assets recorded in connection with the Data Management Acquisition was 15.2 years as of February 22, 2008. The weighted average amortization period for each major class of these amortizable intangible assets as of February 22, 2008 was as follows: customer relationships – 14.7 years, trademarks and tradenames – 14.9 years, software – 9.9 years and patented technology – 19.9 years.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Estimated annual aggregate amortization expense for intangible assets through December 31, 2013 is as follows:

2009	$102.4
2010	99.7
2011	92.2
2012	85.5
2013	76.4

During 2007, the Company continued to experience greater revenue attrition than expected from Alcott Routon operations within the Harland Clarke segment. As a result, as well as management’s decision to change the business model for this operation, the Company assessed whether portions of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on then current expectations indicated an impairment and the intangible assets were written down to their estimated fair value at that time. As a result, an impairment charge of $3.1 was recorded and included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2007.

During 2008, the Company experienced further declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2008.

8.	Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006

Income (loss) before income taxes:
Domestic	$88.4	$(16.4)	$27.0
Foreign	(8.2)	(4.4)	—

Total income (loss) before income taxes	$80.2	$(20.8)	$27.0

Provision (benefit) for income taxes:
Current:
Federal	$58.1	$—	$18.0
State and local	6.7	2.2	3.0
Foreign	0.1	—	—

	64.9	2.2	21.0

Deferred:
Federal	(29.5)	(5.9)	(7.5)
State and local	(0.9)	(1.7)	(6.0)
Foreign	(1.5)	—	—

	(31.9)	(7.6)	(13.5)

Total provision (benefit) for income taxes	$33.0	$(5.4)	$7.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Current:
Prepaid advertising	$(1.5)	$(1.5)
Deferred revenues	6.6	3.8
Net operating loss carryforwards	0.8	4.9
Accrued expenses and other liabilities	17.5	16.7

Net current deferred tax asset	23.4	23.9
Valuation allowance	(2.4)	(3.6)

	21.0	20.3
Long-term:
Property, plant and equipment	(11.1)	(20.3)
Postretirement benefits obligation	7.5	6.9
Deferred compensation	2.9	2.6
Intangible assets	(459.5)	(481.2)
Net operating loss carryforwards	5.6	6.9
Interest rate swap liability	10.2	8.9
Other	12.3	8.5

Net long-term tax liability	(432.1)	(467.7)
Valuation allowance	(3.6)	(4.9)

	(435.7)	(472.6)

Net deferred tax liabilities	$(414.7)	$(452.3)

At December 31, 2008, the Company had domestic federal net operating loss (“NOL”) carryforwards of $7.3 (gross), which expire between 2020 and 2022. The federal NOL carryforwards relate to an acquisition in 2004 and therefore are subject to annual limitations under Internal Revenue Code Section 382, which generally restricts the amount of a corporation’s taxable income that can be offset by a taxpayer’s NOL carryovers in taxable years after a change in ownership has occurred.

The Company had domestic state net operating loss carryforwards totaling $2.1 (tax effected), with $0.1 expiring in 2009-2010, $0.5 expiring in 2011-2019, and the remainder expiring beyond 2019.

The Company had domestic tax credits of $1.7 (tax effected) of which $0.1 expires in 2009-2010, $1.0 expires in 2020-2027 and $0.6 that do not expire. In addition, the Company had foreign net operating loss carryforwards of $8.7 for Ireland, which have no expiration dates.

The Company has established a valuation allowance for certain federal and state net operating loss carryovers, federal and state tax credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2008 there was a valuation allowance of $6.0 for such items. The valuation allowance for deferred tax assets decreased by $2.5. The decrease in this allowance was primarily due to a reduction in the allowance on the Ireland losses of $0.5 and a reduction in the valuation allowance on pre-acquisition state net operating loss carryovers of $2.0.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	3.9%	0.5%	3.8%
Foreign rate differential	2.1%	—	—
Foreign loss for which no benefit was recorded	—	(7.4)%	—
Effect of changes in state tax rates on deferred taxes	—	—	(10.8)%
Other	0.1%	(2.1)%	(0.2)%

	41.1%	26.0%	27.8%

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on the Company’s behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, the Company makes periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that the Company would have had for each taxable period if the Company had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that the Company is included in any such group for foreign, state or local tax purposes. During 2008, 2007 and 2006, the Company made net payments to M & F Worldwide of $57.4, $5.3 and $19.3, respectively under the tax sharing agreement. At the end of 2008 and 2007, the Company had net receivables of $6.0 and $6.3, respectively, relating to the tax sharing agreements.

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

In connection with the Clarke American Acquisition, Honeywell has agreed to indemnify M & F Worldwide and its affiliates, including the Company, for certain income tax liabilities that arose prior to the acquisition of Clarke American and M & F Worldwide has agreed to reimburse to the Company an amount equal to 100% of any payment received (unless M & F Worldwide incurs any such liabilities directly).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

Balance at January 1	$19.3	$9.9
Additions from acquisitions	—	9.6
Additions based on tax positions related to the current year	—	—
Additions for tax positions for prior years	—	—
Reductions for tax positions for prior years	(0.7)	(0.2)
Settlements	—	—

Balance at December 31	$18.6	$19.3

Of the amounts reflected in the table above at December 31, 2008, there are no tax benefits that if recognized in 2008, would reduce the Company’s annual effective tax rate. The Company had accrued interest and penalties of approximately $6.1 and $5.8 as of December 31, 2008 and 2007, respectively. The Company records both accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying consolidated statements of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s federal tax returns for the 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service is currently examining Novar for the tax year 2005, Harland for the tax years 2005 through May 1, 2007, and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

9.	Retirement Plans

The Company, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to the plans totaled $15.9, $11.4 and $5.2, for the years ended December 31, 2008, 2007 and 2006, respectively.

Primarily as a result of the Harland Acquisition, the Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.4 and $6.5 at December 31, 2008 and 2007, respectively. Accretion expense recognized for these agreements was not significant.

10.	Other Postretirement Benefit Plans

As a result of the Harland Acquisition, the Company currently sponsors two unfunded postretirement benefit plans that cover certain salaried and non-salaried employees who were formerly employees of Harland. One plan provides health care benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

As of December 31, 2008 and 2007, the accrued postretirement benefit obligation (“APBO”) was $17.5 and $15.6, respectively. For the years ended December 31, 2008 and 2007, the Company contributed $1.5 and $0.8, respectively, to these plans. The Company expects to contribute $1.1 to these plans in 2009.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table presents the beginning and ending balances of the APBO, the changes in the APBO, and reconciles the plans’ status to the accrued postretirement health care and life insurance liability reflected on the accompanying consolidated balance sheets as of December 31, 2008 and 2007:

	2008	2007

APBO at beginning of year	$15.6	$—
Changes in APBO:
Acquisition of Harland on May 1, 2007	—	17.3
Interest cost	0.9	0.6
Benefits paid	(2.7)	(1.6)
Retiree contributions	1.2	0.8
Actuarial loss (gain)	2.5	(1.5)

APBO at end of year	$17.5	$15.6

Included in accrued salaries, wages and employee benefits	$1.1	$0.9
Included in other liabilities	16.4	14.7

APBO at end of year	$17.5	$15.6

The following table presents the changes in the fair value of plan assets and the funded status for the periods presented:

	2008	2007

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.5	0.8
Retiree contributions	1.2	0.8
Benefits paid	(2.7)	(1.6)

Fair value of plan assets at end of year	$—	$—

Funded status	$(17.5)	$(15.6)
Unrecognized actuarial net loss (gain)	1.0	(1.5)
Cumulative (charge) benefit to other comprehensive income	(1.0)	1.5

Benefit obligation at end of year	$(17.5)	$(15.6)

Net periodic postretirement benefit costs for these plans were as follows:

	Year Ended December 31,
	2008	2007

Interest on accumulated postretirement benefit obligation	$0.9	$0.6
Net amortization	—	—

Net postretirement benefit cost	$0.9	$0.6

The weighted average discount rate used to determine benefit obligations as of December 31, 2008 and December 31, 2007 were 6.0% and 5.75%, respectively. The weighted average discount rate used to determine the net periodic postretirement benefit cost for the 2008 and 2007 periods was 5.75%. The annual health care cost trend rate used for 2009 to determine benefit obligations at December 31, 2008 was assumed to be 9.0%. The estimated annual health care cost trend rates grade down proportionally to 4.75% at 2016, the year that

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

the ultimate trend rate is reached. Participant contributions are assumed to increase with health care cost trend rates.

The health care cost trend rate assumptions, which are net of participant contributions and subsidies, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total interest cost for 2008	$0.1	$(0.1)
Effect on postretirement benefit obligation at December 31, 2008	1.2	(1.1)

The following reflects the estimated future benefit payments, net of estimated participant contributions and subsidies:

2009	$1.1
2010	1.1
2011	1.1
2012	1.1
2013	1.1
2014-2018	5.7

The Company recognized a net actuarial (loss) gain of ($2.5) and $1.5 in other comprehensive income in 2008 and 2007, respectively. During 2008 and 2007, there were no reclassification adjustments or amortization of the actuarial (loss) gain. The Company does not expect any net amortization will be included in 2009 net periodic postretirement benefit costs.

11.	Long-Term Debt

	December 31,
	2008	2007

$1,900.0 Senior Secured Credit Facilities	$1,773.0	$1,791.0
Senior Floating Rate Notes due 2015	305.0	305.0
9.50% Senior Fixed Rate Notes due 2015	310.0	310.0
Capital lease obligations and other indebtedness	2.6	3.9

	2,390.6	2,409.9
Less: current maturities	(19.8)	(20.1)

Long-term debt, net of current maturities	$2,370.8	$2,389.8

$1,900.0 Senior Secured Credit Facilities

In connection with the Harland Acquisition, on April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”).

The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

$100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 4.3% at December 31, 2008. As of December 31, 2008, there were no outstanding borrowings under the Revolver and there was $87.6 available for borrowing (giving effect to the issuance of $12.4 of letters of credit).

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

The Credit Agreement has a commitment fee for the unused portion of the Revolver and for issued letters of credit of 0.50% and 2.63%, respectively. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon the Company achieving certain consolidated leverage ratios.

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

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to the fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). No such excess cash flow payment is expected to be paid in 2009. Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

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

Under the terms of the Credit Agreement, the Company is required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, the Company has entered into interest rate derivative arrangements described in “Interest Rate Hedges” below.

Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 6.9% at December 31, 2008. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

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

During the first quarter of 2009 through the date of this Annual Report on Form 10-K, the Company extinguished $60.5 principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $22.8.

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

Capital Lease Obligations and Other Indebtedness

The Company has outstanding capital lease obligations with principal balances totaling $2.6 and $3.4 at December 31, 2008 and 2007, respectively. These obligations have imputed interest rates ranging from 7.3% to 8.5% and have required payments, including interest, of $1.9 in 2009, $0.6 in 2010, and $0.1 in 2011, 2012 and 2013. The Company also had $0.0 and $0.5 outstanding under an information technology financing obligation at December 31, 2008 and 2007, respectively.

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

As of December 31, 2008, the Company recorded a liability of $27.5 related to these derivative instruments ($13.8 in current liabilities and $13.7 in other liabilities in the accompanying consolidated balance sheet). As of December 31, 2007, the Company recorded a liability of $22.7 related to these derivative instruments in other liabilities in the accompanying consolidated balance sheet. As a result of these hedges, the Company recognized additional interest expense of $15.4 during 2008 and a $0.3 reduction of interest expense during 2007. The Company expects to reclassify approximately $25.0 into earnings as additional interest expense during the next twelve months.

Annual Maturities

Annual maturities of long-term debt during the next five years are as follows:

2009	$19.8
2010	18.5
2011	18.1
2012	18.1
2013	18.1

12.	Financial Instruments

Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt at December 31, 2008 was approximately $1,096.3 based on bid prices available at that date. The estimated fair value of long-term debt at December 31, 2007 was approximately $2,139.6 based on bid prices available at that date.

As discussed in Note 2, the Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of December 31, 2008, the Company held two types of financial instruments subject to valuation under SFAS No. 157, marketable securities and interest rate swaps. The marketable securities are included in other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair value of interest

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for our credit risk. Fair values as of December 31, 2008 were calculated as follows:

	Balance at
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	27.5	—	27.5	—

13.	Restructuring

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one printing plant. These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expected expenditures for these closures are $3.1.

In connection with and subsequent to the Harland Acquisition

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

As discussed in Note 3, the Company recorded $19.7 of severance and severance-related costs for the termination of certain former Harland employees and $2.8 of costs for the closure of certain Harland facilities in purchase accounting in accordance with EITF 95-3. Of the liabilities recorded in purchase accounting, $13.8 related to the Harland Clarke segment, $7.1 related to the Harland Financial Solutions segment and $1.6 related to Corporate.

In addition to restructuring liabilities recorded in purchase accounting for the Harland Acquisition, the Company has adopted plans to realize incremental synergies in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative areas. These expenditures consisted of severance and severance-related charges of $7.0 in 2008 and $1.4 in 2007 and facilities closure and other charges of $2.3 in 2008 and $2.7 in 2007.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

In the first half of 2009, the Company expects to expense an additional $4.8 for the termination of certain employees. Ongoing lease commitments related to these restructuring plans continue through 2011. The Company expects to expense an additional $5.4 for facilities closure and other charges.

The following table details the components of the Company’s restructuring accruals related to the Harland Acquisition and other restructuring activities for the Harland Clarke segment and Corporate for 2008, 2007 and 2006:

		Established in
	Beginning	Purchase			Non-cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	utilization	Balance

Year Ended December 31, 2008:
Severance and severance related	$9.2	$1.5	$7.0	$(10.5)	$—	$7.2
Facilities closures and other costs	4.6	(0.9)	2.3	(2.3)	(2.0)	1.7

	$13.8	$0.6	$9.3	$(12.8)	$(2.0)	$8.9

Year Ended December 31, 2007:
Severance and severance related	$1.7	$18.2	$2.9	$(13.6)	$—	$9.2
Facilities closures and other costs	1.0	3.7	2.7	(1.7)	(1.1)	4.6

	$2.7	$21.9	$5.6	$(15.3)	$(1.1)	$13.8

Year Ended December 31, 2006:
Severance and severance related	$1.8	$—	$3.2	$(3.3)	$—	$1.7
Facilities closures and other costs	1.6	—	0.1	(0.7)	—	1.0

	$3.4	$—	$3.3	$(4.0)	$—	$2.7

In the fourth quarter of 2008, the Company announced it would consolidate certain printing operations, which includes the closing of two printing facilities in 2009, one facility is owned by the Company and the other is leased. Due to this action, the Company recorded an impairment charge of $1.0 to adjust the carrying value of the owned facility to its estimated fair value. This impairment charge is included in restructuring costs in the accompanying consolidated statement of operations for 2008. The non-cash utilization of $2.0 in 2008 in the above table includes this impairment charge as well as adjustments to the carrying value of other property, plant and equipment. The non-cash utilization of $1.1 in 2007 in the above table includes adjustments to the carrying value of other property, plant and equipment.

Also, in addition to restructuring accruals, the Company incurred other expenses related to the facility closures, such as inventory write-offs, training, hiring and travel.

Transaction Holdings Acquisition

As discussed in Note 3, as a result of the Transaction Holdings Acquisition, the Company recorded $0.9 of severance and severance-related charges for the termination of certain Transaction Holdings employees and $0.6 of charges for the closure of certain Transaction Holdings facilities in purchase accounting in accordance with EITF 95-3.

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

As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $2.3 for severance and severance-related costs for the termination of certain Scantron employees and $0.1 of facilities and other costs for the consolidation of certain printing operations during 2008. All of the Data Management Acquisition restructuring costs expensed during 2008 were in the Scantron segment. The Company expects to complete the planned employee terminations and consolidation of printing and manufacturing operations by March 31, 2009. The Company expects to expense approximately $2.4 for the termination of Scantron employees and $3.9 for facilities and other costs.

The following table details the components of the Company’s restructuring accruals related to the Data Management Acquisition in 2008:

		Established in
	Beginning	Purchase			Ending
	Balance	Accounting	Expensed	Paid in Cash	Balance

Year Ended December 31, 2008:
Severance and severance related	$—	$2.5	$2.3	$(3.8)	$1.0
Facilities closures and other costs	—	—	0.1	(0.1)	—

	$—	$2.5	$2.4	$(3.9)	$1.0

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

As a result of the plan, the Company expensed $3.9 of severance and severance-related costs for the termination of certain employees during 2008. In the first half of 2009, the Company expects to expense an additional $0.8 for the termination of certain employees and $1.1 related to facilities consolidation. The total cost of the plan is estimated to be $5.8. The Company expects to make severance payments related to the plan through April 2010.

The following table details the Company’s restructuring accruals related to the Harland Financial Solutions plan in 2008:

	Beginning			Ending
	Balance	Expensed	Paid in Cash	Balance

Year Ended December 31, 2008:
Severance and severance related	$—	$3.9	$(2.5)	$1.4

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

Lease and Purchase Commitments

The Company leases property and equipment under operating leases that expire at various dates through 2018. Certain leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2008, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2009	$27.1
2010	20.4
2011	16.5
2012	11.1
2013	6.2
Thereafter	11.0

Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $1.8.

Total lease expense for all operating leases was $24.6, $20.7 and $8.2 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the Company had obligations to purchase approximately $20.2 of raw materials.

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s business. In the stock purchase agreement executed in connection with the acquisition of the Company by M & F Worldwide, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. See Note 8 for certain tax matters indemnified by Honeywell.

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Prior to the time HFS removed the case to federal court, Mr. Kitson and BOE reached a tentative settlement of the claims against BOE and received preliminary approval of that settlement from the state court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.

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

15.	Transactions with Related Parties

Since December 15, 2005, the Company participates in MacAndrews & Forbes Holdings Inc.’s directors and officer’s insurance program, which covers the Company as well as MacAndrews & Forbes Holdings Inc. and its other affiliates. MacAndrews & Forbes Holdings Inc. directly and indirectly beneficially owned, as of December 31, 2008, approximately 43.4% of outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings Inc. for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2008 and 2007, the Company recorded prepaid expenses of $0.3 and $0.4, respectively, relating to the directors and officers insurance program in the accompanying consolidated balance sheets. The Company paid $0.3 and $0.4 to MacAndrews & Forbes Holdings Inc. in 2008 and 2007, respectively, under the insurance program. No payments to MacAndrews & Forbes Holdings Inc. were made in 2006 under the insurance program.

Notes Receivable

In 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Wells Fargo N.A. Prime plus 2.5%, payable quarterly. The note, which has a principal amount of $7.0, matures in September 2012, and bears interest at an annual rate of 12%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. As part of this transaction, the Company also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.

The outstanding balance on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheet. During 2008, the Company received $15.3 in payments and released $13.5 in draws on the revolver, bringing the principal balance of the debt to $12.5 at December 31, 2008. Interest income of $0.4 was recorded in 2008.

Other

In accordance with SEC Staff Accounting Bulletin 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company expensed $2.7, $2.1 and $0.5 during 2008, 2007 and 2006, respectively, for services provided to the Company by M & F Worldwide. These amounts are reflected in selling, general and administrative expenses.

In 2008, the Company paid a cash dividend of $65.0, to M & F Worldwide as permitted by restricted payment baskets within the Company’s debt agreements. In 2007 and 2006, the Company paid a cash dividend in the amount of $1.8 and $1.5, respectively, to M & F Worldwide to cover certain public company related expenses.

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

16.	Significant Customers

The Company’s top 20 clients accounted for approximately 31%, 33%, and 53% of the Company’s consolidated net revenues during the years ended December 31, 2008, 2007 and 2006, respectively, with sales to Bank of America representing a significant portion of such revenues in the Harland Clarke segment.

17.	Business Segment Information

Subsequent to the completion of the Harland Acquisition on May 1, 2007, the Company reorganized its business along three reportable segments together with a corporate group for certain support services. The reorganization aligned the Company’s operations on the basis of products, services and industry. The Company’s previously existing Financial Institution and Direct to Consumer segments were combined with Harland’s similar operations; this business segment now operates under the name of Harland Clarke and is referred to as the Harland Clarke segment. The Company also added two new reportable segments for business lines acquired in the Harland Acquisition: the Harland Financial Solutions segment and the Scantron segment. The acquired Data Management operations are included in the Scantron segment. During 2008, the Company transferred its field maintenance services from the Harland Financial Solutions segment to the Scantron segment. This transfer was implemented to align the field maintenance services with Scantron as a result of the Data Management Acquisition. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment – Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment – Provides core processing, retail and lending solutions to financial and other institutions. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment – Provides data collection, testing and assessment products and services as well as field maintenance services which are sold primarily to educational and commercial customers. This segment operates in the United States and Canada.

Prior period results in the tables below have been restated to conform to the business segment changes as described above. See Note 3 for additional disclosures regarding the Harland Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Selected summarized financial information for 2008, 2007 and 2006 is as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)(4)	Solutions(1)(2)	Scantron(1)(3)	and Other(1)(5)	Total

Product revenues, net:
2008	$1,285.4	$79.9	$126.5	—	$1,491.8
2007	1,101.4	50.0	47.9	—	1,199.3
2006	622.3	—	—	—	622.3
Service revenues, net:
2008	$4.7	$213.8	$84.3	—	$302.8
2007	2.5	133.0	35.1	—	170.6
2006	1.6	—	—	—	1.6
Intersegment revenues:
2008	$0.3	$—	$0.5	$(0.8)	$—
2007	0.6	—	0.6	(1.2)	—
2006	—	—	—	—	—
Operating income (loss):
2008	$217.2	$34.1	$28.3	$(14.8)	$264.8
2007	181.1	16.8	12.4	(16.1)	194.2
2006	87.0	—	—	—	87.0
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
2008	$112.5	$28.7	$23.3	—	$164.5
2007	98.2	17.3	10.6	0.1	126.2
2006	54.5	—	—	—	54.5
Capital expenditures (excluding capital leases):
2008	$32.2	$4.0	$12.0	—	$48.2
2007	18.0	5.6	1.9	—	25.5
2006	14.7	—	—	—	14.7
Total assets:
December 31, 2008	$1,184.2	$335.4	$307.0	$1,565.2	$3,391.8
December 31, 2007	1,304.8	360.7	171.5	1,610.6	3,447.6

(1)	Includes results of the acquired Harland businesses from the date of acquisition.

(2)	Includes results of the acquired Peldec business from the date of acquisition.

(3)	Includes results of the acquired Data Management businesses from the date of acquisition.

(4)	Includes results of acquired Transaction Holdings business from the date of acquisition.

(5)	Total assets include goodwill of $1,465.5 and $1,346.9 as of December 31, 2008 and 2007, respectively, which is not assigned to the operating segments.

18.	Subsequent Event

During the first quarter of 2009 through the date of this Annual Report on Form 10-K, the Company extinguished $60.5 principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $22.8.

Schedule II — Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2008, 2007 and 2006.

	Beginning	Amounts	Balance	Ending
	Balance	Reserved	Written Off	Balance

Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves
December 31, 2008	$2.4	$8.0	$7.6	$2.8
December 31, 2007	$—	$5.4	$3.0	$2.4
December 31, 2006	$—	$—	$—	$—