Form 10-Q
period 2009-03-31
HARLAND CLARKE HOLDINGS CORP
filed 2009-05-08
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-133253
HARLAND CLARKE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-1696500
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2939 Miller Road, Decatur, GA	30035
(Address of principal executive offices)	(Zip code)
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
Yes ☑   No ☐ *
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of March 31, 2009, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

*	The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$50.2	$64.6
Accounts receivable (net of allowances of $2.9 and $2.8)	140.6	128.8
Inventories	38.9	38.4
Income taxes receivable	6.8	8.0
Deferred tax assets	21.0	21.0
Prepaid expenses and other current assets	53.3	42.6

Total current assets	310.8	303.4
Property, plant and equipment	327.5	318.7
Less accumulated depreciation	(153.3)	(141.1)

Property, plant and equipment, net	174.2	177.6
Goodwill	1,465.7	1,465.5
Other intangible assets, net	1,303.0	1,328.3
Contract acquisition payments, net	39.0	39.8
Other assets	68.0	77.2

Total assets	$3,360.7	$3,391.8

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$53.0	$54.4
Deferred revenues	108.3	103.8
Current maturities of long-term debt	20.8	19.8
Accrued liabilities:
Salaries, wages and employee benefits	50.9	68.4
Income and other taxes payable	29.5	13.9
Customer incentives	24.1	25.7
Payable to parent	—	0.7
Other current liabilities	53.5	54.7

Total current liabilities	340.1	341.4
Long-term debt	2,275.7	2,370.8
Deferred tax liabilities	449.7	435.7
Other liabilities	78.7	77.6
Commitments and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	74.5	27.2
Accumulated other comprehensive loss	(15.0)	(17.9)

Total stockholder’s equity	216.5	166.3

Total liabilities and stockholder’s equity	$3,360.7	$3,391.8

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Product revenues, net	$363.1	$374.8
Service revenues, net	75.5	69.7

Total net revenues	438.6	444.5
Cost of products sold	221.2	232.2
Cost of services provided	39.9	36.0

Total cost of revenues	261.1	268.2

Gross profit	177.5	176.3
Selling, general and administrative expenses	104.0	113.7
Restructuring costs	11.1	1.4

Operating income	62.4	61.2
Interest income	0.3	1.4
Interest expense	(38.1)	(50.2)
Gain on early extinguishment of debt	52.6	—
Other expense, net	—	(0.3)

Income before income taxes	77.2	12.1
Provision for income taxes	30.0	4.9

Net income	$47.2	$7.2

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating activities
Net income	$47.2	$7.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.8	17.3
Amortization of intangible assets	25.6	23.7
Amortization of deferred financing fees	1.8	2.0
Gain on early extinguishment of debt	(52.6)	—
Deferred income taxes	11.7	(10.4)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(12.5)	(9.3)
Inventories	(0.5)	2.5
Prepaid expenses and other assets	(10.0)	(0.2)
Contract acquisition payments, net	0.8	(6.7)
Accounts payable and accrued liabilities	(15.7)	(12.7)
Deferred revenue	5.2	6.5
Income and other taxes	16.9	19.7
Payable to parent	(0.7)	0.7
Other, net	1.3	0.2

Net cash provided by operating activities	33.3	40.5

Investing activities
Purchase of Data Management	—	(223.0)
Net repayments of related party notes receivable	5.3	—
Proceeds from sale of property, plant and equipment	0.3	0.1
Capital expenditures	(11.8)	(12.5)
Capitalized interest	(0.1)	(0.1)
Other, net	(1.4)	(3.0)

Net cash used in investing activities	(7.7)	(238.5)

Financing activities
Purchase of notes	(35.1)	—
Borrowings on credit agreement	—	30.0
Repayments of credit agreements and other borrowings	(4.9)	(35.4)

Net cash used in financing activities	(40.0)	(5.4)

Net decrease in cash and cash equivalents	(14.4)	(203.4)
Cash and cash equivalents at beginning of period	64.6	239.7

Cash and cash equivalents at end of period	$50.2	$36.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$33.7	$32.8
Income taxes, net of refunds	1.7	(4.2)
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)
1. Description of Business and Basis of Presentation
     Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (“M & F Worldwide”) purchased 100% of the capital stock of Novar USA Inc. (“Novar”) and was renamed Clarke American Corp. (“Clarke American”) which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”) and changed its name on May 2, 2007 from Clarke American to Harland Clarke Holdings.
     On December 31, 2008, the Company’s wholly owned subsidiary, Harland Clarke Corp., acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 (the “Transaction Holdings Acquisition”) (see Note 3). Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.
     On February 22, 2008, the Company’s indirect wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”) (see Note 3). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.
     The Company has organized its business and corporate structure along the following three business segments: Harland Clarke, Harland Financial Solutions and Scantron.
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
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2008 Annual Report on Form 10-K.
     The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). The Company is a holding company and has no independent assets at March 31, 2009, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are minor.
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
Accounting Pronouncements
     The Company adopted SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”) on January 1, 2009. SFAS No. 141R changed the accounting for business combinations. Under the requirements of SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changed the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is effective January 1, 2009 and its effect will vary for each acquisition.
     The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS No. 161”) on January 1, 2009. SFAS No. 161 requires enhanced disclosures about the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance and cash flows. SFAS No. 161 increases disclosure requirements but does not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.
3. Acquisitions
Acquisition of Transaction Holdings
     On December 31, 2008, the Company’s wholly owned subsidiary, Harland Clarke Corp., acquired 100% of the equity of Transaction Holdings for total cash consideration of $8.2. Transaction Holdings’

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
results of operations have been included in the Company’s operations since December 31, 2008, the date of the Transaction Holdings Acquisition. The preliminary allocation of the purchase price above resulted in identified intangible assets of $9.0 and goodwill of $3.1. The Company recorded $2.6 of net deferred tax liabilities in connection with the purchase accounting related to this acquisition.
     As a result of the Transaction Holdings Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which are subject to further refinement. During the fourth quarter of 2008, the Company recorded $0.9 of severance and severance-related charges for the termination of certain Transaction Holdings employees and $0.6 of charges for the closure of the Transaction Holdings facility in accordance with the FASB’s Emerging Issues Task Force Issue 95-3 (“EITF 95-3”). See Note 13 for additional disclosures regarding restructuring.
     The pro forma effects on the results of operations for the Transaction Holdings Acquisition were not material and are not included in the pro forma information presented below.
Acquisition of Data Management
     On February 22, 2008, the Company’s indirect wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash, after giving effect to working capital adjustments of $1.6. Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews & Forbes Holdings Inc. (which, as of March 31, 2009, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock) in February 2008 for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the Data Management Acquisition date:

Accounts receivable		$15.9
Inventories		7.5
Property, plant and equipment		25.5
Goodwill		116.2
Other intangible assets:
Customer relationships	$65.4
Trademarks and tradenames	2.4
Patented technology and software	7.5

Total other intangible assets		75.3
Other assets		0.6

Total assets acquired		241.0
Deferred revenues		7.6
Other liabilities		10.1

Net assets acquired		$223.3

     The above purchase price allocation is complete. Goodwill in the amount of approximately $114.5 and intangible assets in the amount of approximately $75.3 related to Data Management are deductible for tax purposes. The principal factor affecting the purchase price, which resulted in the recognition of goodwill,

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
was the fair value of the going-concern element of Data Management, which included the assembled workforce and synergies that were expected to be achieved.
     As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities. The Company recorded $2.5 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation in accordance with EITF 95-3. See Note 13 for additional disclosures regarding restructuring.
     As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.3 was expensed during the three months ended March 31, 2008).
     Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.1 and $0.1 was reflected as reduced revenues during the three months ended March 31, 2009 and 2008, respectively).
Pro Forma Financial Information
     The financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Data Management Acquisition had occurred as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the transaction had taken place at the beginning of the period presented, nor does it purport to represent results of operations for future periods.

Pro Forma
Three Months Ended
March 31, 2008
Net revenues	$461.8
Operating income	62.7
Net income	8.1
Depreciation and amortization (excluding amortization of deferred financing fees)	42.7
     In the pro forma information above, the results prior to the Data Management Acquisition were adjusted to include the pro forma impact of the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocation and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%.
     The pro forma information above includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.3 and $0.1, respectively.
     The pro forma information also gives effect to certain identified cost savings totaling $1.1 as if they had been implemented in their entirety at the beginning of the period presented. These cost savings pertain to the termination of certain Data Management employees and were estimated pursuant to EITF 95-3. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.
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
4. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Finished goods	$12.5	$13.3
Work-in-process	9.5	9.5
Raw materials	16.9	15.6

Total	$38.9	$38.4

5. Assets Held For Sale
     At March 31, 2009 and December 31, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facility and operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to an acquisition. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months. Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
     Assets held for sale consisted of the following:

	March 31,	December 31,
	2009	2008
Land	$1.0	$1.0
Buildings and improvements	1.7	1.7

Total	$2.7	$2.7

6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill for the three months ended March 31, 2009 is as follows:

Balance as of December 31, 2008	$1,465.5
Adjustments to goodwill	0.6
Effect of exchange rate changes	(0.4)

Balance as of March 31, 2009	$1,465.7

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	March 31,	December 31,	March 31,	December 31,
	(in years)	2009	2008	2009	2008
Amortized intangible assets:
Customer relationships	3 - 30	$1,230.3	$1,230.6	$192.8	$170.2
Trademarks and tradenames	2 - 15	8.4	8.3	1.3	1.1
Software and other	2 - 10	60.7	60.6	20.6	18.2
Patents and patents pending	3 - 20	20.0	19.6	2.7	2.3

		1,319.4	1,319.1	217.4	191.8

Indefinite lived intangible assets:
Trademarks and tradenames		201.0	201.0	—	—

Total other intangibles		$1,520.4	$1,520.1	$217.4	$191.8

     Amortization expense was $25.6 and $23.7 for the three months ended March 31, 2009 and 2008, respectively.
     Estimated aggregate amortization expense for intangible assets through December 31, 2013 is as follows:

Nine months ending December 31, 2009	$77.2
Year ending December 31, 2010	99.9
Year ending December 31, 2011	92.4
Year ending December 31, 2012	85.5
Year ending December 31, 2013	76.2
7. Business Segment Information
     The Company’s businesses are organized along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. The acquired Transaction Holdings operation is included in the Harland Clarke segment. The acquired Data Management operations are included in the Scantron segment. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Selected summarized financial information for the three months ended March 31, 2009 and 2008 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron(2)	and Other	Total
Product revenues, net:
Three months ended March 31, 2009	$314.1	$17.0	$32.0	$—	$363.1
Three months ended March 31, 2008	330.7	18.6	25.5	—	374.8
Service revenues, net:
Three months ended March 31, 2009	$1.0	$52.2	$22.3	$—	$75.5
Three months ended March 31, 2008	1.2	52.6	15.9	—	69.7
Intersegment revenues:
Three months ended March 31, 2009	$—	$—	$0.1	$(0.1)	$—
Three months ended March 31, 2008	0.2	—	0.2	(0.4)	—
Operating income (loss):
Three months ended March 31, 2009	$50.9	$7.4	$6.8	$(2.7)	$62.4
Three months ended March 31, 2008	53.3	6.4	5.7	(4.2)	61.2
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended March 31, 2009	$27.3	$6.7	$6.4	$—	$40.4
Three months ended March 31, 2008	28.9	7.3	4.8	—	41.0
Capital expenditures (excluding capital leases):
Three months ended March 31, 2009	$8.2	$1.0	$2.6	$—	$11.8
Three months ended March 31, 2008	10.3	1.6	0.6	—	12.5

(1)	Includes results of the acquired Transaction Holdings business from the date of acquisition.

(2)	Includes results of the acquired Data Management business from the date of acquisition.
8. Comprehensive Income (Loss)
     Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income	$47.2	$7.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.8)	1.0
Changes in fair value of cash flow hedging instruments, net of tax provision (benefit) of $2.4 and $(6.7)	3.7	(10.5)

Comprehensive income (loss)	$50.1	$(2.3)

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
9. Postretirement Defined Benefit Plans
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
     Net periodic postretirement costs for these plans were as follows:

	Three Months Ended
	March 31,
	2009	2008
Interest cost	$0.3	$0.2
Net amortization	—	—

Net postretirement benefit cost	$0.3	$0.2

10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s federal tax returns for the 2004 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. The Internal Revenue Service previously commenced examinations of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005, Harland for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
     There are no events that have occurred since December 31, 2008 that had a material impact on amounts accrued for the Company’s uncertain tax positions.
11. Long-Term Debt

	March 31,	December 31,
	2009	2008
$1,900.0 Senior Secured Credit Facilities	$1,768.5	$1,773.0
Senior Floating Rate Notes due 2015	253.2	305.0
9.50% Senior Fixed Rate Notes due 2015	271.3	310.0
Capital lease obligations and other indebtedness	3.5	2.6

	2,296.5	2,390.6
Less: current maturities	(20.8)	(19.8)

Long-term debt, net of current maturities	$2,275.7	$2,370.8

     $1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn on May 1, 2007 and matures on June 30, 2014. The

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 3.4% at March 31, 2009. As of March 31, 2009, there were no outstanding borrowings under the Revolver and there was $87.6 available for borrowing (giving effect to the issuance of $12.4 of letters of credit).
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
     The Credit Agreement has a commitment fee for the unused portion of the Revolver and for issued letters of credit of 0.50% and 2.38%, respectively. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon the Company achieving certain consolidated leverage ratios.
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
     The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to the fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). No such excess cash flow payment is required to be paid in 2009. Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

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
     Senior Notes due 2015
     On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 6.0% at March 31, 2009. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.
     In August 2007, the Company closed an offer to exchange publicly registered 2015 Senior Notes with substantially equivalent terms for the 2015 Senior Notes originally issued, with $614.5 of the total $615.0 principal amount of the 2015 Senior Notes exchanged.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Gain on Early Extinguishment of Debt
     During the first quarter of 2009, the Company extinguished debt with a total principal amount of $90.5 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $35.1, resulting in a gain of $52.6 after the write-off of $2.8 of unamortized deferred financing fees related to the extinguished debt.
     Capital Lease Obligations and Other Indebtedness
     The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $3.5 and $2.6 at March 31, 2009 and December 31, 2008, respectively. These obligations have imputed interest rates ranging from 5.65% to 8.5% and have required payments, including interest, of $1.9 remaining in 2009, $1.0 in 2010, $0.5 in 2011, $0.1 in 2012 and $0.1 in 2013.
     Interest Rate Hedges
     The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company’s risk on a portion of the Company’s variable-rate Term Loan and comply with the terms of the Credit Agreement.
     During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and are accounted for as cash flow hedges. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of its variable interest rate under a prior credit facility. On May 1, 2007, the Company’s prior credit facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of its Term Loan. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, the Company is amortizing the fair value of the derivative liability of $0.4 as of May 1, 2007 in interest expense in the consolidated statements of income over the remaining life of the derivative contract using the straight-line method.
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
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets, as required by SFAS No. 161.

Derivatives designated as cash flow hedging		March 31,	December 31,
instruments under SFAS No. 133:	Balance sheet classification	2009	2008

Interest rate swaps	Other current liabilities	$9.5	$13.8
	Other liabilities	12.0	13.7

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     See Note 15 for information regarding the valuation of these derivative instruments.
     These derivative instruments had no ineffective portions during the three months ended March 31, 2009 and 2008. Accordingly, no amounts were required to be reclassified from other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive loss and amounts reclassified from accumulated other comprehensive loss into interest expense.

			(Loss) reclassified from accumulated
	Gain (loss) recognized in other		other comprehensive loss into
	comprehensive loss for the		interest expense for the three
	three months ended March 31,		months ended March 31,
Derivatives designated as cash flow hedging instruments under SFAS No. 133:	2009	2008	2009	2008
Interest rate swaps	$6.1	$(17.3)	$(8.5)	$(0.8)
     The following presents the balances and net changes in the accumulated other comprehensive income (loss) related to these derivative instruments.

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$(27.6)	$(22.8)
Amount reclassified to income	—	—
Net change in fair value of interest rate swaps	6.1	(17.3)

Balance at end of period	$(21.5)	$(40.1)

     See Note 8 for additional information regarding the effect of these derivative instruments on other comprehensive income.
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
     Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.
13. Restructuring
     In connection with and subsequent to the Harland acquisition
     During the second quarter of 2007, as a result of the Harland acquisition, the Company adopted a plan to restructure its business, focusing on improving operating margins through consolidating facilities and reducing duplicative expenses. The Company’s plan primarily included the following:
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
     In addition to restructuring liabilities recorded in purchase accounting for the Harland acquisition, the Company has adopted plans to realize incremental synergies in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative areas. In the fourth quarter of 2008, the Company announced it would consolidate certain printing operations, which includes the closing of two printing facilities in 2009; one facility is owned by the Company and the other is leased. In the first quarter of 2009, the Company announced further consolidation to realize incremental synergies throughout its printing plants, contact centers and within selling, general and administration areas. The expenditures for these plans consisted of severance and severance-related charges of $6.8 and $0.3 for the three months ended March 31, 2009 and 2008, respectively, and facilities closure and other charges of $0.5 and $0.1 during the three months ended March 31, 2009 and 2008, respectively.
     During 2009, the Company expects to expense an additional $2.1 for the termination of certain employees. The Company expects to expense an additional $3.1 for facilities closure and other charges. Ongoing lease commitments related to these restructuring plans continue through 2011.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     The following table details the components of the Company’s restructuring accruals under its 2007 — 2009 plans related to the Harland acquisition and other restructuring activities for the Harland Clarke segment and Corporate for the three months ended March 31, 2009 and 2008:

	Beginning		Paid in	Non-Cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Three months ended March 31, 2009:
Severance and severance-related	$7.2	$6.8	$(6.3)	$—	$7.7
Facilities closures and other costs	1.7	0.5	(0.6)	(0.3)	1.3

Total	$8.9	$7.3	$(6.9)	$(0.3)	$9.0

Three months ended March 31, 2008:
Severance and severance-related	$9.2	$0.3	$(4.2)	$—	$5.3
Facilities closures and other costs	4.6	0.1	(0.6)	—	4.1

Total	$13.8	$0.4	$(4.8)	$—	$9.4

     In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the facility closures, including inventory write-offs, training, hiring and travel.
     Transaction Holdings Acquisition
     As discussed in Note 3, as a result of the Transaction Holdings Acquisition, the Company recorded $0.9 of severance and severance-related charges for the termination of certain Transaction Holdings employees and $0.6 of charges for the closure of the Transaction Holdings facility in purchase accounting in accordance with EITF 95-3 during the fourth quarter of 2008. An ongoing lease commitment related to this restructuring continues through 2013.
     The following details the components of the Company’s restructuring accruals related to the Transaction Holdings Acquisition for the three months ended March 31, 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Three months ended March 31, 2009:
Severance and severance-related	$0.9	$—	$—	$0.9
Facilities closures and other costs	0.6	—	—	0.6

Total	$1.5	$—	$—	$1.5

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting in accordance with EITF 95-3. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $0.9 for severance and severance-related costs for the termination of certain Scantron employees and $0.1 of facilities and other costs for the consolidation of certain printing operations during the three months ended March 31, 2008. The Company expensed $1.4 for severance and severance-related costs for the termination of certain Scantron employees for incremental synergies by further consolidation of operations and elimination of certain selling, general and administrative expenses during the three months ended March 31, 2009. All of the Data Management Acquisition restructuring costs expensed during the three months ended March 31, 2009 and 2008 were in the Scantron segment. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations as of March 31, 2009.
     The following table details the components of the Company’s restructuring accruals related to the Data Management Acquisition for the three months ended March 31, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance
Three months ended March 31, 2009:
Severance and severance-related	$1.0	$—	$1.4	$(0.9)	$1.5
Facilities and other costs	—	—	—	—	—

Total	$1.0	$—	$1.4	$(0.9)	$1.5

Three months ended March 31, 2008:
Severance and severance-related	$—	$2.8	$0.9	$(0.1)	$3.6
Facilities and other costs	—	—	0.1	—	0.1

Total	$—	$2.8	$1.0	$(0.1)	$3.7

     In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the initiatives including inventory write-offs, training, hiring, relocation and travel.
     Harland Financial Solutions
     During the second quarter of 2008, the Company implemented and completed a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. The plan focuses on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities. During the first quarter of 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product centric organization to a more functional organization in order to enhance customer support while creating synergies.
     As a result of these plans, the Company expensed $6.3 of severance and severance-related costs for the termination of certain employees and facilities and other costs through March 31, 2009, of which $2.4 was expensed during the three months ended March 31, 2009. The total cost of these plans is estimated to be $6.8, which is subject to refinement as the reorganization progresses.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions plans for the three months ended March 31, 2009:

	Beginning			Ending
	Balance	Expensed	Paid in Cash	Balance
Three months ended March 31, 2009:
Severance and severance-related	$1.4	$1.4	$(1.3)	$1.5
Facilities and other costs	—	1.0	(0.1)	0.9

Total	$1.4	$2.4	$(1.4)	$2.4

     Restructuring accruals for all of these plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to these restructuring plans through 2013.
14. Transactions with Related Parties
     Notes Receivable
     During the third quarter of 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Wells Fargo N.A. Prime plus 2.5%, payable quarterly. The note, which has a principal amount of $7.0, matures in September 2012, and bears interest at an annual rate of 12%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. As part of this transaction, the Company also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.
     The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the three months ended March 31, 2009, the Company received $13.6 in payments and released $8.3 in draws on the revolver, bringing the principal balance of the debt to $7.1 at March 31, 2009. Interest income of $0.3 was recorded during the three months ended March 31, 2009.
     Other
     In accordance with SEC Staff Accounting Bulletin 79, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s),” the Company expensed $0.7 and $0.7 during the three months ended March 31, 2009 and 2008, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and payable to parent.
     As discussed in Note 3, the Company paid $2.0 in February 2008 to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
15. Financial Instruments
     The Company adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of March 31, 2009, the Company held two types of financial instruments subject to valuation under SFAS No. 157, marketable securities and interest rate swaps. The marketable securities are included in other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for the Company’s credit risk. Fair values as of March 31, 2009 were calculated as follows:

	Balance at
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$0.3	$0.3	$—	$—
Liability for interest rate swaps	21.5	—	21.5	—

Harland Clarke Holdings Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three months ended March 31, 2009 and March 31, 2008 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.
Overview of Business
     Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. (“M & F Worldwide”) purchased 100% of the capital stock of Novar USA Inc. (“Novar”) and was renamed Clarke American Corp., which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”) and changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings Corp.
     The Company’s businesses are organized along three reportable segments together with a corporate group for certain support services.
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
The Transaction Holdings Acquisition
     On December 31, 2008, the Company’s wholly owned subsidiary, Harland Clarke Corp., acquired Transaction Holdings Inc. for total cash consideration of $8.2 million. Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions, as well as individual consumers and small businesses.
The Data Management Acquisition
     On February 22, 2008, the Company’s indirect wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash, after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

Harland Clarke Holdings Corp. and Subsidiaries
     With these and previous acquisitions, the Company is focused on improving operating margins by reducing selling, general and administrative expenses, shared services costs and cost of sales.
Economic and Other Factors Affecting the Businesses of the Company
     Harland Clarke
     While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. Checks written remain one of the largest forms of non-cash payment in the United States. A 2007 study by the Federal Reserve analyzing check writing patterns determined that the number of checks written declined 4.1% over the period from 2003 to 2006. Whereas in the past, Harland Clarke had experienced declines in check volumes generally consistent with the Federal Reserve study, in recent periods Harland Clarke is experiencing check unit declines higher than those reflected in the Federal Reserve study. Harland Clarke is unable to determine at this time whether such declines above Federal Reserve estimates are attributable to timing issues, decreased openings of checking accounts, underlying differences in measurement methodologies, recent economic and financial market difficulties, and/or a further acceleration in check unit declines. Harland Clarke is focused on growing its business through the addition of a variety of non-check-related products and services and optimizing its existing catalog of offerings to better serve its customers.
     The financial institution outsourcing services industry is highly competitive and fragmented. Quality and breadth of service offerings and strength of customer relationships are among the key competitive factors. Within this category, Harland Clarke competes with large outsourcing service providers that offer a wide variety of services, and some compete with Harland Clarke’s primary offerings — specifically payment services, marketing services, and teleservices. Other competitors specialize in providing one or more of these services.
     The Harland Clarke segment’s operating results are also affected by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also affects revenues through the number of new checking accounts being opened. The Harland Clarke segment’s operating results may be negatively affected by slow or negative growth of, or downturns in, the United States economy. Business confidence affects a portion of the Harland Clarke segment. In addition, if Harland Clarke’s financial institution customers fail or merge with other financial institutions, Harland Clarke may lose some or all revenues from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Clarke’s operating results.
     Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology, or IT, budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose some or all revenues from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
     The markets for our Harland Financial Solutions products are affected by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The markets for providing technological solutions to financial institutions and other enterprises require that we continually improve our existing products and create new products, while controlling costs to remain price competitive.
     The market for providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several domestic and international companies.

Harland Clarke Holdings Corp. and Subsidiaries
Some competitors offer one or more specialized products or services that compete with Harland Financial Solutions. Certain competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing resources. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices or offer more favorable payment terms or more favorable contractual implementation terms.
     Scantron
     While the number of tests given annually in K-12 and higher education markets continues to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. A weakening economy in the United States may negatively affect education budgets and spending, which would have an adverse impact on Scantron’s operating results.
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
Critical Accounting Policies and Estimates
     There was no material change to the Company’s Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed on February 27, 2009 with the United States Securities and Exchange Commission (“SEC”), which is available on the SEC’s website at www.sec.gov.
     See Note 2 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q regarding the impact of recent accounting pronouncements adopted by the Company on the Company’s financial condition and results of operations.
Consolidated Operating Results
     The Company has organized its businesses along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     The operating results for the three months ended March 31, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business. The operating results for the Scantron segment include Data Management operations from February 22, 2008, the date of the Data Management Acquisition.
Net Revenues:

	Three Months	Three Months
	Ended	Ended
$ in millions	March 31, 2009	March 31, 2008
Consolidated Net Revenues:
Harland Clarke Segment	$315.1	$332.1
Harland Financial Solutions Segment	69.2	71.2
Scantron Segment	54.4	41.6
Eliminations	(0.1)	(0.4)

Total	$438.6	$444.5

Harland Clarke Holdings Corp. and Subsidiaries
     Net revenues decreased by $5.9 million to $438.6 million in the 2009 period from $444.5 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million in net revenues.
     Net revenues for the Harland Clarke segment decreased by $17.0 million, or 5.1%, to $315.1 million in the 2009 period from $332.1 million in the 2008 period, primarily as a result of volume declines from check and related products, which we believe were partially affected by the economic downturn, as well as one less production day in the 2009 period. Declines in volumes were partially offset by increased revenues per unit.
     Net revenues for the Harland Financial Solutions segment decreased by $2.0 million, or 2.8%, to $69.2 million in the 2009 period from $71.2 million in the 2008 period as a result of revenue decreases from both the risk management and enterprise solutions product lines. Net revenues from the risk management product lines decreased $0.3 million in the 2009 period compared to the 2008 period primarily due to declines in mortgage products, partially offset by growth in other lending products. Net revenues from the enterprise solutions product lines decreased $1.7 million in the 2009 period compared to the 2008 period primarily due to a slight decline in new bookings, which we believe was partially related to the economic downturn. Net revenues in the 2009 and 2008 periods also included charges of $0.1 million and $1.0 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to an acquisition.
     Net revenues for the Scantron segment increased by $12.8 million to $54.4 million in the 2009 period from $41.6 million in the 2008 period as a result of the Data Management Acquisition, which accounted for an increase of $14.6 million. The remaining $1.8 million decrease is due to declines from the legacy Scantron product lines, which we believe were negatively affected by the economic downturn. Net revenues in the 2009 and 2008 periods also included charges of $0.1 million and $0.3 million, respectively, for non-cash fair value purchase accounting adjustments to deferred revenue related to acquisitions.
     The fair value adjustments are one-time reductions in revenues attributable to the purchase accounting for acquisitions. Net revenues will continue to be affected by these adjustments until all acquired deferred revenue is recognized in the consolidated statements of income. The Company has recognized substantially all of the revenue impact resulting from the deferred revenue fair value adjustments for acquisitions.
Cost of Revenues:

	Three Months	Three Months
	Ended	Ended
$ in millions	March 31, 2009	March 31, 2008
Consolidated Cost of Revenues:
Harland Clarke Segment	$200.8	$215.4
Harland Financial Solutions Segment	30.0	30.4
Scantron Segment	30.4	22.8
Eliminations	(0.1)	(0.4)

Total	$261.1	$268.2

     Cost of revenues decreased by $7.1 million to $261.1 million in the 2009 period from $268.2 million in the 2008 period. The Data Management Acquisition accounted for an increase of $9.4 million in cost of revenues.
     Cost of revenues for the Harland Clarke segment decreased by $14.6 million, or 6.8%, to $200.8 million in the 2009 period from $215.4 million in the 2008 period. The decrease in cost of revenues was primarily due to lower volumes, labor cost reductions and one less production day in the 2009 period, partially offset by increases in materials and delivery expenses. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.7% in the 2009 period as compared to 64.9% in the 2008 period.

Harland Clarke Holdings Corp. and Subsidiaries
     Cost of revenues for the Harland Financial Solutions segment decreased by $0.4 million, or 1.3%, to $30.0 million in the 2009 period from $30.4 million in the 2008 period. The decrease in cost of revenues was primarily due to decreases in overhead expenses and amortization of intangible assets. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.4% in the 2009 period as compared to 42.7% in the 2008 period.
     Cost of revenues for the Scantron segment increased by $7.6 million to $30.4 million in the 2009 period from $22.8 million in the 2008 period. The increase was primarily due to the Data Management Acquisition, which accounted for an increase of $9.4 million. The remaining $1.8 million decrease was primarily due to revenue decreases from the legacy Scantron product lines and cost reductions related to the Data Management Acquisition. The 2008 period also includes $0.3 million for a fair value adjustment to inventory recorded in the purchase accounting for the Data Management Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 55.9% in the 2009 period as compared to 54.8% in the 2008 period.
Selling, General and Administrative Expenses:

	Three Months	Three Months
	Ended	Ended
$ in millions	March 31, 2009	March 31, 2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke Segment	$56.1	$63.0
Harland Financial Solutions Segment	29.4	34.4
Scantron Segment	15.8	12.1
Corporate	2.7	4.2

Total	$104.0	$113.7

     Selling, general and administrative expenses decreased by $9.7 million to $104.0 million in the 2009 period from $113.7 million in the 2008 period. The Data Management Acquisition accounted for an increase of $3.3 million in selling, general and administrative expenses.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $6.9 million, or 11.0%, to $56.1 million in the 2009 period from $63.0 million in the 2008 period, primarily due to labor cost reductions and decreases in integration-related expenses, partially offset by an increase in depreciation due to integration-related capital expenditures in 2008. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 17.8% in the 2009 period as compared to 19.0% in the 2008 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $5.0 million, or 14.5%, to $29.4 million in the 2009 period from $34.4 million in the 2008 period, primarily due to labor cost reductions and decreases in travel expenses and depreciation. These decreases were partially offset by foreign currency translation losses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $1.0 million and $2.5 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 42.5% in the 2009 period as compared to 48.3% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment increased $3.7 million to $15.8 million in the 2009 period from $12.1 million in the 2008 period, due to the Data Management Acquisition, which accounted for $3.3 million of the increase, approximately $1.3 million in one-time expenses related to a contractual obligation owing to a former employee upon termination of employment and integration-related expenses. Increases in selling, general and administrative expenses were partially offset by cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 29.0% in the 2009 period as compared to 29.1% in the 2008 period.

Harland Clarke Holdings Corp. and Subsidiaries
     Corporate selling, general and administrative expenses decreased $1.5 million to $2.7 million in the 2009 period from $4.2 million in the 2008 period, primarily due to decreases in professional fees and other miscellaneous expenses.
Restructuring Costs
     During 2007, as a result of an acquisition, the Company adopted a plan to restructure its business. The plan focuses on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During 2008 and 2009, the Company adopted further restructuring plans within the Harland Clarke segment to leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focus on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During 2008 and 2009, the Company adopted plans to restructure certain operations and selling, general and administrative functions within the Harland Financial Solutions segment. These plans focus on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions to enhance customer support while creating synergies.
     For the three months ended March 31, 2009, the Company recorded restructuring costs, net of adjustments, of $7.3 million for the Harland Clarke segment, $2.4 million for the Harland Financial Solutions segment and $1.4 million for the Scantron segment related to these plans. For the three months ended March 31, 2008, the Company recorded restructuring costs, net of adjustments, of $0.4 million for the Harland Clarke segment and $1.0 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.3 million in the 2009 period as compared to $1.4 million in the 2008 period. The decrease in interest income was primarily due to higher cash balances available for investments in cash equivalents in the 2008 period up to the date of the Data Management Acquisition as compared to the 2009 period.
Interest Expense
     Interest expense was $38.1 million in the 2009 period as compared to $50.2 million in the 2008 period. The decrease in interest expense was largely due to lower effective interest rates and also a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $90.5 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $35.1 million, resulting in a gain of $52.6 million after the write-off of $2.8 million of unamortized deferred financing fees related to the extinguished debt.
Other Expense, Net
     Other expense, net was $0.0 million in the 2009 period as compared to $0.3 million in the 2008 period. The expense in the 2008 was attributable to the write-down of an investment due to an other-than-temporary decline in its market value.
Provision for Income Taxes
     The Company’s effective tax rate was 38.9% in the 2009 period and 40.5% in the 2008 period. The change was primarily due to the effects of state and local taxes, the domestic production activities deduction and foreign losses.

Harland Clarke Holdings Corp. and Subsidiaries
Liquidity and Capital Resources
Cash Flow Analysis
     The Company’s net cash provided by operating activities during the three months ended March 31, 2009 was $33.3 million as compared to $40.5 million during the three months ended March 31, 2008. The decrease in net cash provided by operating activities of $7.2 million was due to changes in working capital partially offset by an increase in cash flow from operations.
     The Company’s net cash used in investing activities was $7.7 million during the three months ended March 31, 2009 as compared to $238.5 million during the three months ended March 31, 2008. The decrease in cash used in investing activities was primarily due to the Data Management Acquisition in the 2008 period and net repayments on a related-party note receivable in the 2009 period.
     The Company’s net cash used in financing activities was $40.0 million during the three months ended March 31, 2009 as compared to $5.4 million during the three months ended March 31, 2008. The increase in net cash used in financing activities was primarily due to the extinguishment of $90.5 million principal amount of 2015 Senior Notes for an aggregate purchase price of $35.1 million during the three months ended March 31, 2009.
The Company’s Consolidated Contractual Obligations and Commitments
     Estimated future cash payments for interest on the Company’s outstanding long-term debt decreased from $929.2 million as of December 31, 2008 to $572.1 million as of March 31, 2009, primarily due to the impact of a decrease in interest rates on the Company’s floating rate debt as well as due to the extinguishment of $90.5 million principal amount of 2015 Senior Notes during the three months ended March 31, 2009. Other contractual obligations and commitments have not changed materially since December 31, 2008. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the Company’s other contractual obligations and commitments.
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
     In addition to normal operating cash and working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:
•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the three months ended March 31, 2009 and 2008, the Company incurred $11.8 million and $12.5 million of capital expenditures and $0.1 million and $0.1 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the three months ended March 31, 2009 and 2008, the Company made $9.0 million and $19.1 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Data Management Acquisition and the Transaction Holdings Acquisition. During the three months ended March 31, 2009 and 2008, the Company made $9.2 million and $4.9 million of payments for restructuring, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
     The Company may also, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the three months ended March 31, 2009, Harland Clarke Holdings extinguished debt with a total principal amount of $90.5 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $35.1 million.
Cash Flow Risks
     The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations and future borrowings may not be available to it under its credit facility in an amount sufficient to enable it to repay its debt or to fund its other liquidity needs. As of March 31, 2009, the Company had $87.6 million of availability under its revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.
Forward-Looking Statements
     This quarterly report on Form 10-Q for the quarter ended March 31, 2009, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	our substantial indebtedness;

•	downturns in general economic and market conditions which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments and reductions in information technology budgets which could result in adverse impacts on the Harland Financial Solutions segment;

Harland Clarke Holdings Corp. and Subsidiaries
•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

Harland Clarke Holdings Corp. and Subsidiaries
•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
     The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
     At March 31, 2009, the Company had $1,768.5 million of term loans outstanding under its credit agreement, $12.4 million of letters of credit outstanding under its revolving credit facility, $253.2 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at March 31, 2009 would have resulted in an increase or decrease in its interest expense for the three months ended March 31, 2009 of approximately $0.8 million, excluding the impact of the interest rate derivative transactions discussed below.
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
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2009.
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
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters, employment matters and other matters. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.
Item 1A. Risk Factors
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 during the three months ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended March 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     There was no matter submitted to a vote of security holders during the three months ended March 31, 2009.
Item 5. Other Information
     No additional information need be presented.

Harland Clarke Holdings Corp. and Subsidiaries
Item 6. Exhibits

10.1+	Amendment, dated as of April 24, 2009, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton.

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated May 8, 2009.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated May 8, 2009.

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: May 8, 2009	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2009	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amendment, dated as of April 24, 2009, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton.

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated May 8, 2009.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated May 8, 2009.