Form 10-Q
period 2009-06-30
HARLAND CLARKE HOLDINGS CORP
filed 2009-08-07
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑     No ☐ *
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑
As of June 30, 2009, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

*	The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2009

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66.2	$64.6
Accounts receivable (net of allowances of $3.2 and $2.8)	134.2	128.8
Inventories	37.6	38.4
Income taxes receivable	6.6	8.0
Deferred tax assets	21.0	21.0
Prepaid expenses and other current assets	54.5	42.6

Total current assets	320.1	303.4
Property, plant and equipment	335.2	318.7
Less accumulated depreciation	(165.9)	(141.1)

Property, plant and equipment, net	169.3	177.6
Goodwill	1,466.1	1,465.5
Other intangible assets, net	1,278.5	1,328.3
Contract acquisition payments, net	41.3	39.8
Other assets	66.1	77.2

Total assets	$3,341.4	$3,391.8

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$41.4	$54.4
Deferred revenues	110.8	103.8
Current maturities of long-term debt	19.8	19.8
Accrued liabilities:
Salaries, wages and employee benefits	60.5	68.4
Income and other taxes payable	24.6	13.9
Customer incentives	24.0	25.7
Payable to parent	—	0.7
Other current liabilities	48.0	54.7

Total current liabilities	329.1	341.4
Long-term debt	2,246.9	2,370.8
Deferred tax liabilities	444.9	435.7
Other liabilities	72.6	77.6
Commitments and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	102.2	27.2
Accumulated other comprehensive loss	(11.3)	(17.9)

Total stockholder’s equity	247.9	166.3

Total liabilities and stockholder’s equity	$3,341.4	$3,391.8

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Product revenues, net	$351.9	$380.3	$715.0	$755.1
Service revenues, net	74.5	77.1	150.0	146.8

Total net revenues	426.4	457.4	865.0	901.9
Cost of products sold	210.8	227.7	432.0	459.9
Cost of services provided	38.0	40.2	77.9	76.2

Total cost of revenues	248.8	267.9	509.9	536.1

Gross profit	177.6	189.5	355.1	365.8
Selling, general and administrative expenses	97.1	115.9	201.1	229.6
Restructuring costs	13.6	3.9	24.7	5.3

Operating income	66.9	69.7	129.3	130.9
Interest income	0.3	0.2	0.6	1.6
Interest expense	(35.6)	(44.3)	(73.7)	(94.5)
Gain on early extinguishment of debt	8.9	—	61.5	—
Other income (expense), net	—	0.1	—	(0.2)

Income before income taxes	40.5	25.7	117.7	37.8
Provision for income taxes	12.8	11.1	42.8	16.0

Net income	$27.7	$14.6	$74.9	$21.8

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income	$74.9	$21.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.8	34.2
Amortization of intangible assets	51.3	48.5
Amortization of deferred financing fees	3.6	3.8
Gain on early extinguishment of debt	(61.5)	—
Deferred income taxes	5.1	(20.4)
Asset impairments	—	1.0
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(6.2)	(11.4)
Inventories	0.8	(0.1)
Prepaid expenses and other assets	(10.9)	0.4
Contract acquisition payments, net	(1.5)	0.7
Accounts payable and accrued liabilities	(23.9)	(0.7)
Deferred revenue	7.4	5.6
Income and other taxes	11.0	13.1
Payable to parent	(0.7)	(2.1)
Other, net	2.6	0.6

Net cash provided by operating activities	81.8	95.0
Investing activities
Purchase of Data Management	—	(224.6)
Net repayments of related party notes receivable	4.8	—
Proceeds from sale of property, plant and equipment	0.4	0.4
Capital expenditures	(23.0)	(26.7)
Capitalized interest	(0.2)	(0.3)
Other, net	(2.1)	(3.0)

Net cash used in investing activities	(20.1)	(254.2)
Financing activities
Dividend to parent	—	(65.0)
Purchase of notes	(49.7)	—
Borrowings on credit agreement	—	50.0
Repayments of credit agreements and other borrowings	(10.4)	(40.2)

Net cash used in financing activities	(60.1)	(55.2)

Net increase (decrease) in cash and cash equivalents	1.6	(214.4)
Cash and cash equivalents at beginning of period	64.6	239.7

Cash and cash equivalents at end of period	$66.2	$25.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$76.3	$88.7
Income taxes, net of refunds	27.5	23.8
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
     The Harland Financial Solutions segment provides financial technology products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, Internet banking solutions, mobile banking, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.
     The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data management solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services, and field maintenance services.
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition.
     The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). The Company is a holding company and has no independent assets and no operations at June 30, 2009. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several.
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
Subsequent Events
     The Company has considered subsequent events through August 7, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

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
Recent Accounting Pronouncements
     The Company adopted new accounting guidance for business combinations on January 1, 2009. Under the new guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The new guidance changed the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs associated with a business combination, deferred tax valuation allowances changes, and income tax uncertainties after the acquisition date. The new guidance also includes a substantial number of new disclosure requirements and its effect will vary for each acquisition.
     The Company adopted new guidance for disclosures about derivative instruments and hedging activities on January 1, 2009. The new guidance requires enhanced disclosures about the effects of derivative instruments and hedging activities on an entity’s financial condition, financial performance and cash flows. The new guidance increases disclosure requirements but does not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the new guidance effective April 1, 2009 (see Note 15). The new guidance increases disclosure requirements but does not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.
     In May 2009, the FASB issued new guidance regarding subsequent events. The new guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance does not result in significant changes in the subsequent events that the Company reports—either through recognition or disclosure—in its financial statements. The Company adopted the new guidance effective for the quarter ended June 30, 2009.
3. Acquisitions
Acquisition of Transaction Holdings
     On December 31, 2008, the Company’s wholly owned subsidiary, Harland Clarke Corp., acquired 100% of the equity of Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.
     Transaction Holdings’ results of operations have been included in the Company’s operations since December 31, 2008, the date of the Transaction Holdings Acquisition. The preliminary allocation of the purchase price above resulted in identified intangible assets of $9.0 and goodwill of $3.1. The Company recorded $2.6 of net deferred tax liabilities in connection with the purchase accounting related to this acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     As a result of the Transaction Holdings Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities, which is subject to further refinement. During the fourth quarter of 2008, the Company established reserves of $0.9 for severance and severance-related costs for the termination of certain Transaction Holdings employees and $0.6 of costs for the closure of the Transaction Holdings facility in the purchase price allocation. See Note 13 for additional disclosures regarding restructuring.
     The pro forma effects on the results of operations for the Transaction Holdings Acquisition were not material and are not included in the pro forma information presented below.
Acquisition of Data Management
     On February 22, 2008, the Company’s indirect wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash, after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”). Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews & Forbes Holdings Inc. (which, as of June 30, 2009, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock) in February 2008 for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.
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
     As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities. The Company recorded $2.5 of severance and severance-related costs for the termination of certain Data Management employees in the above purchase price allocation. See Note 13 for additional disclosures regarding restructuring.
     As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.1 and $0.4 was expensed during the three and six months ended June 30, 2008, respectively).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.1 and $0.2 was reflected as reduced revenues during the three and six months ended June 30, 2009, respectively, and $0.3 and $0.4 was reflected as reduced revenues during the three and six months ended June 30, 2008, respectively).
Pro Forma Financial Information
     The financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Data Management Acquisition had occurred as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the transaction had taken place at the beginning of the periods presented, nor does it purport to represent results of operations for future periods.

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net revenues	$457.4	$919.2
Operating income	69.8	132.5
Net income	14.7	22.8
Depreciation and amortization (excluding amortization of deferred financing fees)	41.7	84.4
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
     The pro forma information above includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $0.4 and $1.0 for the three and six months ended June 30, 2008, respectively.
     The pro forma information also gives effect to certain identified cost savings totaling $0.1 and $0.8 in the three and six months ended June 30, 2008, respectively, as if they had been implemented in their entirety at the beginning of the periods presented. These cost savings pertain to the termination of certain Data Management employees for which the related liability was recognized in the purchase price allocation. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.
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
4. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Finished goods	$12.2	$13.3
Work-in-process	10.0	9.5
Raw materials	15.4	15.6

	$37.6	$38.4

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
5. Assets Held For Sale
     At June 30, 2009 and December 31, 2008, assets held for sale consisted of the Harland Clarke segment’s printing facility and operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to an acquisition. The Company is actively marketing the sale of these facilities and believes they will be sold within twelve months. Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
     Assets held for sale consisted of the following:

	June 30,	December 31,
	2009	2008
Land	$1.0	$1.0
Buildings and improvements	1.8	1.7

	$2.8	$2.7

6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill for the six months ended June 30, 2009 is as follows:

Balance as of December 31, 2008	$1,465.5
Adjustments to goodwill	0.5
Effect of exchange rate changes	0.1

Balance as of June 30, 2009	$1,466.1

     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	June 30,	December 31,	June 30,	December 31,
	(in years)	2009	2008	2009	2008
Amortized intangible assets:
Customer relationships	3 - 30	$1,230.4	$1,230.6	$215.4	$170.2
Trademarks and tradenames	2 - 15	8.4	8.3	1.6	1.1
Software and other	2 - 10	61.9	60.6	23.1	18.2
Patents and patents pending	3 - 20	20.0	19.6	3.1	2.3

		1,320.7	1,319.1	243.2	191.8

Indefinite-lived intangible assets:
Trademarks and tradenames		201.0	201.0	—	—

Total other intangibles		$1,521.7	$1,520.1	$243.2	$191.8

     Amortization expense was $25.7 and $51.3 for the three and six months ended June 30, 2009, respectively, and $24.8 and $48.5 for the three and six months ended June 30, 2008, respectively.
     Estimated aggregate amortization expense for intangible assets through December 31, 2013 is as follows:

Six months ending December 31, 2009	$51.5
Year ending December 31, 2010	100.2
Year ending December 31, 2011	92.7
Year ending December 31, 2012	85.8
Year ending December 31, 2013	76.3
     During 2008, the Company experienced declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2008.

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
(dollars in millions)
(unaudited)
7. Business Segment Information
     The Company’s businesses are organized along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. The acquired Transaction Holdings operation is included in the Harland Clarke segment. The acquired Data Management operations are included in the Scantron segment. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:
•	Harland Clarke segment — Provides checks and related products, direct marketing and contact center services to financial and commercial institutions, as well as to individual consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides core processing, retail and lending solutions to financial and other institutions. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment — Provides data management solutions, testing and assessment products and services as well as field maintenance services which are sold primarily to educational and commercial customers. This segment operates in the United States and Canada.
     Selected summarized financial information for the three months ended June 30, 2009 and 2008 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron	and Other	Total
Product revenues, net:
Three months ended June 30, 2009	$305.3	$18.3	$28.3	$—	$351.9
Three months ended June 30, 2008	327.8	20.8	31.7	—	380.3
Service revenues, net:
Three months ended June 30, 2009	$1.0	$51.4	$22.1	$—	$74.5
Three months ended June 30, 2008	1.1	53.1	22.9	—	77.1
Intersegment revenues:
Three months ended June 30, 2009	$—	$—	$0.3	$(0.3)	$—
Three months ended June 30, 2008	0.1	—	0.1	(0.2)	—
Operating income (loss):
Three months ended June 30, 2009	$52.3	$11.2	$6.7	$(3.3)	$66.9
Three months ended June 30, 2008	63.1	6.4	4.5	(4.3)	69.7
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended June 30, 2009	$27.4	$6.8	$6.5	$—	$40.7
Three months ended June 30, 2008	28.3	7.2	6.2	—	41.7
Capital expenditures (excluding capital leases):
Three months ended June 30, 2009	$8.2	$1.1	$1.9	$—	$11.2
Three months ended June 30, 2008	10.5	0.8	2.9	—	14.2

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Selected summarized financial information for the six months ended June 30, 2009 and 2008 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron(2)	and Other	Total
Product revenues, net:
Six months ended June 30, 2009	$619.4	$35.3	$60.3	$—	$715.0
Six months ended June 30, 2008	658.5	39.4	57.2	—	755.1
Service revenues, net:
Six months ended June 30, 2009	$2.0	$103.6	$44.4	$—	$150.0
Six months ended June 30, 2008	2.3	105.7	38.8	—	146.8
Intersegment revenues:
Six months ended June 30, 2009	$—	$—	$0.4	$(0.4)	$—
Six months ended June 30, 2008	0.3	—	0.3	(0.6)	—
Operating income (loss):
Six months ended June 30, 2009	$103.2	$18.6	$13.5	$(6.0)	$129.3
Six months ended June 30, 2008	116.4	12.8	10.2	(8.5)	130.9
Depreciation and amortization (excluding amortization of deferred financing fees):
Six months ended June 30, 2009	$54.7	$13.5	$12.9	$—	$81.1
Six months ended June 30, 2008	57.2	14.5	11.0	—	82.7
Capital expenditures (excluding capital leases):
Six months ended June 30, 2009	$16.4	$2.1	$4.5	$—	$23.0
Six months ended June 30, 2008	20.8	2.4	3.5	—	26.7

(1)	Includes results of the acquired Transaction Holdings business from the date of acquisition.

(2)	Includes results of the acquired Data Management business from the date of acquisition.
8. Comprehensive Income
     Total comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$27.7	$14.6	$74.9	$21.8
Other comprehensive income:
Foreign currency translation adjustments	1.0	—	0.2	1.0
Changes in fair value of cash flow hedging instruments, net of tax provision of $1.6, $8.4, $4.0 and $1.7	2.4	13.2	6.1	2.7
Unrealized gain on investments, net of tax provision of $0.2, $0.1, $0.2 and $0.1	0.3	0.1	0.3	0.1

Comprehensive income	$31.4	$27.9	$81.5	$25.6

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Net periodic postretirement costs for these plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest cost	$0.2	$0.2	$0.5	$0.4
Net amortization	—	—	—	—

Net postretirement benefit cost	$0.2	$0.2	$0.5	$0.4

10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal tax returns for the tax years 2005 through 2008 and state tax returns for tax years 2004 through 2008 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
     The Internal Revenue Service previously commenced examinations of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005. The Internal Revenue Service recently completed examinations of Harland for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In connection with completion of the audits, Harland settled its research and development credit claims with the Internal Revenue Service. This resulted in a $5.9 reduction of the accrual for the Company’s uncertain tax positions, of which $3.4 (inclusive of interest) was recorded as a benefit in the tax provision for the three months ended June 30, 2009. At June 30, 2009, the total remaining unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.7.
11. Long-Term Debt

	June 30,	December 31,
	2009	2008
$1,900.0 Senior Secured Credit Facilities	$1,764.0	$1,773.0
Senior Floating Rate Notes due 2015	229.0	305.0
9.50% Senior Fixed Rate Notes due 2015	271.3	310.0
Capital lease obligations and other indebtedness	2.4	2.6

	2,266.7	2,390.6
Less: current maturities	(19.8)	(19.8)

Long-term debt, net of current maturities	$2,246.9	$2,370.8

$1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 3.0% at June 30, 2009. As of June 30, 2009, there were no outstanding borrowings under the Revolver and there was $87.6 available for borrowing (giving effect to the issuance of $12.4 of letters of credit).
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
     Under the terms of the Credit Agreement, the Company was required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bear interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, the Company has entered into interest rate derivative arrangements described in “Interest Rate Hedges” below.
Senior Notes due 2015
     On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
“Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 6.0% at June 30, 2009. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Gain on Early Extinguishment of Debt
     During the first half of 2009, the Company extinguished debt with a total principal amount of $114.7 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7, resulting in a gain of $61.5 after the write-off of $3.5 of unamortized deferred financing fees related to the extinguished debt.
Capital Lease Obligations and Other Indebtedness
     The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $2.4 and $2.6 at June 30, 2009 and December 31, 2008, respectively. These obligations have imputed interest rates ranging from 5.7% to 8.5% and have required payments, including interest, of $1.0 remaining in 2009, $1.0 in 2010, $0.5 in 2011, $0.1 in 2012 and $0.1 in 2013.
Interest Rate Hedges
     The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company’s risk on a portion of the Company’s variable-rate debt.
     During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006 and were accounted for as cash flow hedges. The hedges expired on June 30, 2009. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. The purpose of the hedge transactions was to limit the Company’s risk on a portion of its variable interest rate under a prior credit facility. On May 1, 2007, the Company’s prior credit facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of its Term Loan. The Company amortized the fair value of the derivative liability of $0.4 as of May 1, 2007 in interest expense in the consolidated statements of income over the remaining life of the derivative contract using the straight-line method. As of June 30, 2009, this derivative liability has been fully amortized.
     During June 2007, the Company entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
5.362%. During August 2007, the Company entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge swaps the underlying variable rate for a fixed rate of 4.977%. During June 2009, the Company entered into an additional interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $350.0, which became effective on June 30, 2009. This hedge swaps the underlying variable rate for a fixed rate of 2.353%.
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives designated as cash flow hedging instruments:	Balance sheet classification	June 30, 2009	December 31, 2008

Interest rate swaps	Other current liabilities	$13.3	$13.8
	Other liabilities	4.2	13.7
     See Note 15 for information regarding the valuation of these derivative instruments.
     These derivative instruments had no ineffective portions during the three and six months ended June 30, 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Loss reclassified from
accumulated other
	Loss recognized in other		comprehensive loss
	comprehensive income		into interest expense
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Derivatives designated as cash flow hedging instruments:	2009	2009	2009	2009
Interest rate swaps	$5.0	$7.5	$9.0	$17.5
     The Company expects to reclassify approximately $22.8 into net income as additional interest expense during the next twelve months.
     The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

Six Months Ended
June 30, 2009

Balance at the beginning of the period	$16.8
Amount reclassified to income, net of tax benefit of $6.8	(10.7)
Net change in fair value of interest rate swaps, net of tax benefit of $2.9	4.6

Balance at end of period	$10.7

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
Other
     In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Mr. Kitson and BOE have reached a tentative settlement of the claims against BOE, but the settlement remains subject to the approval of the District Court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.
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
13. Restructuring
Harland Clarke and Corporate
     During the second quarter of 2007, as a result of the Harland acquisition, the Company adopted a plan to restructure the Harland Clarke segment and Corporate, focused on improving operating margins through consolidating facilities and reducing duplicative expenses. The Company’s plan primarily included workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services.
     In addition to restructuring liabilities recorded in the Harland acquisition purchase accounting, the Company also adopted plans during 2008 and 2009 to realize incremental synergies in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions. The Company also recorded restructuring liabilities in connection with the Transaction Holdings Acquisition of $1.5 in 2008.
     The Company expensed $8.5 and $15.3 for severance and severance-related costs and $2.6 and $3.1 for facilities closures and other costs during the three and six months ended June 30, 2009, respectively, and expensed $0.1 and $0.4 for severance and severance-related costs and $0.3 and $0.4 for facilities closures and other costs during the three and six months ended June 30, 2008, respectively. The Company expects to incur in future periods an additional $6.0 for facilities closure and other costs related to these plans. Ongoing lease commitments related to these plans continue through 2013.
     The following table details the components of the Company’s restructuring accruals under its plans established since 2007 related to the Harland Clarke segment and Corporate for the six months ended June 30, 2009 and 2008:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance
Six months ended June 30, 2009:
Severance and severance-related	$7.4	$—	$15.3	$(12.6)	$—	$10.1
Facilities closures and other costs	2.3	—	3.1	(1.1)	(1.7)	2.6

Total	$9.7	$—	$18.4	$(13.7)	$(1.7)	$12.7

Six months ended June 30, 2008:
Severance and severance-related	$8.5	$1.5	$0.4	$(6.2)	$—	$4.2
Facilities closures and other costs	2.9	(0.5)	0.4	(1.0)	—	1.8

Total	$11.4	$1.0	$0.8	$(7.2)	$—	$6.0

     In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the facility closures, including inventory write-offs, training, hiring and travel.
Harland Financial Solutions
     During the second quarter of 2007, as a result of the Harland acquisition, the Company adopted a plan to restructure the Harland Financial Solutions segment, focused on improving operating margins primarily through consolidating facilities and rationalizing the workforce.
     During the second quarter of 2008, the Company implemented and completed a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. The plan focused on improving operating margins through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities. During the first quarter of 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a more functional organization in order to enhance customer support.
     The Company expensed $0.8 and $2.2 for severance and severance-related costs and $0.0 and $1.0 for facilities closures and other costs during the three and six months ended June 30, 2009, respectively, and expensed $2.9 for severance and severance-related costs during the three and six months ended June 30, 2008. The Company currently expects to incur additional costs of $0.1 related to these plans, which is subject to refinement as the reorganization progresses.
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the six months ended June 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance
Six months ended June 30, 2009:
Severance and severance-related	$1.4	$—	$2.2	$(2.5)	$1.1
Facilities and other costs	0.7	—	1.0	(0.5)	1.2

Total	$2.1	$—	$3.2	$(3.0)	$2.3

Six months ended June 30, 2008:
Severance and severance-related	$0.7	$—	$2.9	$(1.7)	$1.9
Facilities and other costs	1.7	(0.1)	—	(0.3)	1.3

Total	$2.4	$(0.1)	$2.9	$(2.0)	$3.2

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
Scantron
     During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services.
     As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $1.5 for severance and severance-related costs and $0.1 of facilities and other costs for the consolidation of certain printing operations during the six months ended June 30, 2008, of which $0.6 was expensed during the three months ended June 30, 2008. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the Data Management Acquisition as of March 31, 2009.
     During 2009, the Company expensed $1.4 and $2.8 for severance and severance-related costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses, and $0.3 and $0.3 for facilities closures and other costs during the three and six months ended June 30, 2009, respectively.
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the six months ended June 30, 2009 and June 30, 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance
Six months ended June 30, 2009:
Severance and severance-related	$1.0	$—	$2.8	$(2.4)	$—	$1.4
Facilities and other costs	—	—	0.3	—	(0.3)	—

Total	$1.0	$—	$3.1	$(2.4)	$(0.3)	$1.4

Six months ended June 30, 2008:
Severance and severance-related	$—	$2.5	$1.5	$(2.6)	$—	$1.4
Facilities and other costs	—	—	0.1	(0.1)	—	—

Total	$—	$2.5	$1.6	$(2.7)	$—	$1.4

     In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the initiatives including inventory write-offs, training, hiring, relocation and travel.
     Restructuring accruals for all of the segments’ plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2013.
14. Transactions with Related Parties
Notes Receivable
     During the third quarter of 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate of Wells Fargo N.A. Prime plus 2.5%, payable quarterly. The note,

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
which has a principal amount of $7.0, matures in September 2012, and bears interest at an annual rate of 12.0%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. As part of this transaction, the Company also received 250,000 shares of Delphax common stock from the previous holder of the Delphax note.
     The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the six months ended June 30, 2009, the Company received $14.6 in payments and released $9.8 in draws on the revolver, bringing the principal balance of the debt to $7.4 at June 30, 2009. Interest income of $0.2 and $0.5 was recorded during the three and six months ended June 30, 2009, respectively.
Other
     The Company expensed $0.7 and $1.4 during the three and six months ended June 30, 2009, respectively, and $0.7 and $1.4 during the three and six months ended June 30, 2008, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and payable to parent.
     As discussed in Note 3, the Company paid $2.0 in February 2008 to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.
15. Financial Instruments
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term and short-term debt at June 30, 2009 and December 31, 2008 was approximately $1,698.2 and $1,096.3, respectively, based on bid prices available at these respective dates.
     The Company measures fair value using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of June 30, 2009 and December 31, 2008, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. The marketable securities are included in other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of June 30, 2009 and December 31, 2008 were as follows:

	Balance at
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$0.8	$0.8	$—	$—
Liability for interest rate swaps	17.5	—	17.5	—

	Balance at
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	27.5	—	27.5	—
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for the Company’s credit risk.

Harland Clarke Holdings Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2009 and June 30, 2008 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.
Overview of Business
     Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. (“M & F Worldwide”) purchased 100% of the capital stock of Novar USA Inc. (“Novar”) and was renamed Clarke American Corp., which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”) and changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings. The Company’s businesses are organized along three business segments together with a corporate group for certain support services.
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
     The Harland Financial Solutions segment provides financial technology products and services including lending and mortgage origination and servicing applications, business intelligence solutions, customer relationship management software, Internet banking solutions, mobile banking, branch automation solutions and core processing systems and services, principally targeted to community banks and credit unions.
     The Scantron segment provides testing and assessment solutions to schools in North America, offers specialized data management solutions to educational, commercial and governmental entities worldwide and collects and manages survey information for a wide variety of Fortune 1000 and other organizations. Scantron’s products and services include scannable forms, scanning equipment, survey services, testing software and related services and field maintenance services.
The Transaction Holdings Acquisition
     On December 31, 2008, the Company’s wholly owned subsidiary, Harland Clarke Corp., acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 million (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books, promotional checks and provides direct marketing services to financial institutions, as well as individual consumers and small businesses.
The Data Management Acquisition
     On February 22, 2008, the Company’s indirect wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 million in cash, after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.
     With these and previous acquisitions, the Company is focused on improving operating margins by reducing selling, general and administrative expenses, shared services costs and cost of sales.

Harland Clarke Holdings Corp. and Subsidiaries
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
     While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks printed continues to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent quarters, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth of the financial recession, decreased openings of checking accounts and/or a further acceleration in the use of alternative non-cash payments. However, Harland Clarke does expect that check unit volume will continue to decline and at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues. Harland Clarke is focused on growing its business through the addition of a variety of non-check-related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the declines in check unit volumes.
     The financial institution outsourcing services industry is highly competitive and fragmented. Quality and breadth of service offerings and strength of customer relationships are among the key competitive factors. Within this category, Harland Clarke competes with large outsourcing service providers that offer a wide variety of services, and some compete with Harland Clarke’s primary offerings — specifically payment services, marketing services and teleservices. Other competitors specialize in providing one or more of these services.
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
Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the information technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose some or all revenues from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
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
     The market for providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several domestic and international companies. Some competitors offer one or more specialized products or services that compete with Harland Financial Solutions. Certain competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing resources. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices, or offer more favorable payment terms or more favorable contractual implementation terms.

Harland Clarke Holdings Corp. and Subsidiaries
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
Restructuring
     The Company has taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and other cost savings. Past restructuring actions have related to both acquisitions and ongoing cost reduction initiatives and have included manufacturing plant closures, contact center closures and workforce rationalization. The Company anticipates future restructuring actions, where appropriate, to realize process efficiencies, to continue to align our cost structure with business needs and remain competitive in the marketplace. The Company expects to incur severance and severance-related costs, facilities closures costs and other costs such as inventory write-offs, training, hiring and travel in connection with future restructuring actions.
Consolidated Operating Results
     The Company has organized its businesses along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     The operating results for the three months ended June 30, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business in the Harland Clarke segment from December 31, 2008, the date of the Transaction Holdings Acquisition.
Net Revenues:

	Three Months Ended June 30,
$ in millions	2009	2008
Consolidated Net Revenues:
Harland Clarke segment	$306.3	$329.0
Harland Financial Solutions segment	69.7	73.9
Scantron segment	50.7	54.7
Eliminations	(0.3)	(0.2)

Total	$426.4	$457.4

     Net revenues decreased by $31.0 million, or 6.8%, to $426.4 million in the 2009 period from $457.4 million in the 2008 period.
     Net revenues for the Harland Clarke segment decreased by $22.7 million, or 6.9%, to $306.3 million in the 2009 period from $329.0 million in the 2008 period. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn. Declines in volumes were partially offset by increased revenues per unit. Additionally, there was $0.1 million of revenue for contract termination fees in the 2009 period compared to $2.2 million in the 2008 period.

Harland Clarke Holdings Corp. and Subsidiaries
     Net revenues for the Harland Financial Solutions segment decreased by $4.2 million, or 5.7%, to $69.7 million in the 2009 period from $73.9 million in the 2008 period. Net revenues from the risk management product lines increased $0.6 million in the 2009 period compared to the 2008 period. The increase was primarily due to organic growth in lending products. Net revenues from the enterprise solutions product lines decreased $4.8 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in license, hardware and professional services revenues, which the Company believes were partially affected by the economic downturn.
     Net revenues for the Scantron segment decreased by $4.0 million, or 7.3%, to $50.7 million in the 2009 period from $54.7 million in the 2008 period. The decrease was primarily due to sales declines in hardware and forms products, which the Company believes were partially affected by the economic downturn. Declines were partially offset by organic growth in software products.
Cost of Revenues:

	Three Months Ended June 30,
$ in millions	2009	2008
Consolidated Cost of Revenues:
Harland Clarke segment	$190.5	$204.1
Harland Financial Solutions segment	29.5	30.5
Scantron segment	29.1	33.5
Eliminations	(0.3)	(0.2)

Total	$248.8	$267.9

     Cost of revenues decreased by $19.1 million, or 7.1%, to $248.8 million in the 2009 period from $267.9 million in the 2008 period.
     Cost of revenues for the Harland Clarke segment decreased by $13.6 million, or 6.7%, to $190.5 million in the 2009 period from $204.1 million in the 2008 period. The decrease was primarily due to lower volumes, which resulted in a decrease in delivery expenses and materials costs. Cost of revenues was also lower due to labor cost reductions, and decreases in depreciation, maintenance and travel expenses. These decreases were partially offset by inflation in materials and delivery expenses as well as an increase in the amortization of intangible assets of $1.0 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.2% in the 2009 period as compared to 62.0% in the 2008 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $1.0 million, or 3.3%, to $29.5 million in the 2009 period from $30.5 million in the 2008 period. The decrease was primarily due to decreases in hardware and third-party license costs. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.3% in the 2009 period as compared to 41.3% in the 2008 period.
     Cost of revenues for the Scantron segment decreased by $4.4 million, or 13.1%, to $29.1 million in the 2009 period from $33.5 million in the 2008 period. The decrease was primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities and volume declines. Cost of revenues as a percentage of revenues for the Scantron segment was 57.4% in the 2009 period as compared to 61.2% in the 2008 period.
Selling, General and Administrative Expenses:

	Three Months Ended June 30,
$ in millions	2009	2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$52.4	$61.4
Harland Financial Solutions segment	28.2	34.1
Scantron segment	13.2	16.1
Corporate	3.3	4.3

Total	$97.1	$115.9

Harland Clarke Holdings Corp. and Subsidiaries
     Selling, general and administrative expenses decreased by $18.8 million, or 16.2%, to $97.1 million in the 2009 period from $115.9 million in the 2008 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $9.0 million, or 14.7%, to $52.4 million in the 2009 period from $61.4 million in the 2008 period. The decrease was primarily due to labor cost reductions and decreases in travel and integration-related expenses. The decrease was partially offset by an increase in depreciation due to integration-related capital expenditures in 2008. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.1% in the 2009 period as compared to 18.7% in the 2008 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $5.9 million, or 17.3%, to $28.2 million in the 2009 period from $34.1 million in the 2008 period. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy and travel expenses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $1.1 million and $2.6 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 40.5% in the 2009 period as compared to 46.1% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment decreased $2.9 million, or 18.0%, to $13.2 million in the 2009 period from $16.1 million in the 2008 period. The decrease was primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities and a decrease in integration-related expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.0% in the 2009 period as compared to 29.4% in the 2008 period.
     Corporate selling, general and administrative expenses decreased $1.0 million, or 23.3%, to $3.3 million in the 2009 period from $4.3 million in the 2008 period, primarily due to lower professional fees.
Restructuring Costs
     During 2007 and 2008, as a result of acquisition activity, the Company adopted plans to restructure its businesses. These plans focused on improving operating margins through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. As a result of the economic downturn and the sales decline experienced in recent periods, the Company adopted further restructuring plans during 2008 and 2009 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
     For the three months ended June 30, 2009, the Company recorded restructuring costs of $11.1 million for the Harland Clarke segment, $0.8 million for the Harland Financial Solutions segment and $1.7 million for the Scantron segment related to these plans. For the three months ended June 30, 2008, the Company recorded restructuring costs of $0.4 million for the Harland Clarke segment, $2.9 million for the Harland Financial Solutions segment and $0.6 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.3 million in the 2009 period as compared to $0.2 million in the 2008 period. The increase in interest income was primarily due to interest income on notes receivable from a related party and higher cash balances available for investment in cash equivalents in the 2009 period as compared to the 2008 period, partially offset by lower interest rates on investments in cash equivalents in the 2009 period as compared to the 2008 period.
Interest Expense
     Interest expense was $35.6 million in the 2009 period as compared to $44.3 million in the 2008 period. The decrease in interest expense was largely due to lower effective interest rates and also a decrease in total debt outstanding.

Harland Clarke Holdings Corp. and Subsidiaries
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $24.2 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $14.6 million, resulting in a gain of $8.9 million after the write-off of $0.7 million of unamortized deferred financing fees related to the extinguished debt.
Provision for Income Taxes
     The Company’s effective tax rate was 31.6% in the 2009 period and 43.2% in the 2008 period. The change was primarily due to the effects of a release of a reserve for uncertain tax positions as well as state and local taxes, the domestic production activities deduction and foreign losses.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     The operating results for the six months ended June 30, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business in the Harland Clarke segment from December 31, 2008, the date of the Transaction Holdings Acquisition. The operating results for the Scantron segment include Data Management operations from February 22, 2008, the date of the Data Management Acquisition.
Net Revenues:

	Six Months Ended June 30,
$ in millions	2009	2008
Consolidated Net Revenues:
Harland Clarke segment	$621.4	$661.1
Harland Financial Solutions segment	138.9	145.1
Scantron segment	105.1	96.3
Eliminations	(0.4)	(0.6)

Total	$865.0	$901.9

     Net revenues decreased by $36.9 million, or 4.1%, to $865.0 million in the 2009 period from $901.9 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million in net revenues.
     Net revenues for the Harland Clarke segment decreased by $39.7 million, or 6.0%, to $621.4 million in the 2009 period from $661.1 million in the 2008 period. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn, as well as one less production day in the 2009 period. Declines in volumes were partially offset by increased revenues per unit. Additionally, there was $0.4 million of revenue for contract termination fees in the 2009 period compared to $2.2 million in the 2008 period.
     Net revenues for the Harland Financial Solutions segment decreased by $6.2 million, or 4.3%, to $138.9 million in the 2009 period from $145.1 million in the 2008 period. Net revenues from the risk management product lines increased $0.4 million in the 2009 period compared to the 2008 period. The increase was primarily due to organic growth in lending products, partially offset by declines in mortgage products. Net revenues from the enterprise solutions product lines decreased $6.6 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in license, hardware and professional services revenues, which the Company believes were partially affected by the economic downturn.
     Net revenues for the Scantron segment increased by $8.8 million, or 9.1%, to $105.1 million in the 2009 period from $96.3 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million. The remaining $5.8 million decrease was a result of sales declines in hardware and forms products, which the Company believes were partially affected by the economic downturn, partially offset by organic growth in software products.

Harland Clarke Holdings Corp. and Subsidiaries
Cost of Revenues:

	Six Months Ended June 30
$ in millions	2009	2008
Consolidated Cost of Revenues:
Harland Clarke segment	$391.3	$419.5
Harland Financial Solutions segment	59.5	60.9
Scantron segment	59.5	56.3
Eliminations	(0.4)	(0.6)

Total	$509.9	$536.1

     Cost of revenues decreased by $26.2 million, or 4.9%, to $509.9 million in the 2009 period from $536.1 million in the 2008 period. The Data Management Acquisition accounted for an increase of $9.4 million in cost of revenues.
     Cost of revenues for the Harland Clarke segment decreased by $28.2 million, or 6.7%, to $391.3 million in the 2009 period from $419.5 million in the 2008 period. The decrease was primarily due to lower volumes, which resulted in a decrease in delivery expenses and materials costs and one less production day in the 2009 period. Cost of revenues were also lower due to labor cost reductions and decreases in depreciation, maintenance and travel expenses. These decreases were partially offset by inflation in materials and delivery expenses as well as an increase in the amortization of intangible assets of $2.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.0% in the 2009 period as compared to 63.5% in the 2008 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $1.4 million, or 2.3%, to $59.5 million in the 2009 period from $60.9 million in the 2008 period. The decrease was primarily due to decreases in hardware and third-party license costs as well as a decrease in the amortization of intangible assets of $0.2 million. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.8% in the 2009 period as compared to 42.0% in the 2008 period.
     Cost of revenues for the Scantron segment increased by $3.2 million, or 5.7%, to $59.5 million in the 2009 period from $56.3 million in the 2008 period. The increase was primarily due to the Data Management Acquisition, which accounted for an increase of $9.4 million. The remaining $6.2 million decrease was primarily due to cost reductions related to the Data Management Acquisition, other restructuring activities and volume declines. Cost of revenues as a percentage of revenues for the Scantron segment was 56.6% in the 2009 period as compared to 58.5% in the 2008 period.
Selling, General and Administrative Expenses:

	Six Months Ended June 30,
$ in millions	2009	2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$108.5	$124.4
Harland Financial Solutions segment	57.6	68.5
Scantron segment	29.0	28.2
Corporate	6.0	8.5

Total	$201.1	$229.6

     Selling, general and administrative expenses decreased by $28.5 million, or 12.4%, to $201.1 million in the 2009 period from $229.6 million in the 2008 period. The Data Management Acquisition accounted for an increase of $3.3 million in selling, general and administrative expenses.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $15.9 million, or 12.8%, to $108.5 million in the 2009 period from $124.4 million in the 2008 period. The decrease was primarily due to labor cost reductions and decreases in integration-related and travel expenses, partially offset by an increase in depreciation expense due to integration-related capital expenditures in 2008. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.5% in the 2009 period as compared to 18.8% in the 2008 period.

Harland Clarke Holdings Corp. and Subsidiaries
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $10.9 million, or 15.9%, to $57.6 million in the 2009 period from $68.5 million in the 2008 period. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy, travel and depreciation expenses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $2.1 million and $5.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 41.5% in the 2009 period as compared to 47.2% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment increased $0.8 million, or 2.8%, to $29.0 million in the 2009 period from $28.2 million in the 2008 period. The increase was due to the Data Management Acquisition, which accounted for an increase of $3.3 million. The remaining $2.5 million decrease was primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities and a decrease in integration-related expenses. In the 2009 period, the Scantron segment incurred approximately $1.3 million in one-time expenses related to a contractual obligation owing to a former employee upon termination of employment. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 27.6% in the 2009 period as compared to 29.3% in the 2008 period.
     Corporate selling, general and administrative expenses decreased $2.5 million, or 29.4%, to $6.0 million in the 2009 period from $8.5 million in the 2008 period, primarily due to lower professional fees.
Restructuring Costs
     During 2007 and 2008, as a result of acquisition activity, the Company adopted plans to restructure its businesses. These plans focused on improving operating margins through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. As a result of the economic downturn and the sales decline experienced in recent periods, the Company adopted further restructuring plans during 2008 and 2009 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
     For the six months ended June 30, 2009, the Company recorded restructuring costs of $18.4 million for the Harland Clarke segment, $3.2 million for the Harland Financial Solutions segment and $3.1 million for the Scantron segment related to these plans. For the six months ended June 30, 2008, the Company recorded restructuring costs of $0.8 million for the Harland Clarke segment, $2.9 million for the Harland Financial Solutions segment and $1.6 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.6 million in the 2009 period as compared to $1.6 million in the 2008 period. The decrease in interest income was primarily due to higher cash balances available for investment in cash equivalents in the 2008 period up to the date of the Data Management Acquisition as compared to the 2009 period and lower interest rates on investments in cash equivalents in the 2009 period as compared to the 2008 period, partially offset by interest income on notes receivable from a related party in the 2009 period.
Interest Expense
     Interest expense was $73.7 million in the 2009 period as compared to $94.5 million in the 2008 period. The decrease in interest expense was largely due to lower effective interest rates and also a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $114.7 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7 million, resulting in a gain of $61.5 million after the write-off of $3.5 million of unamortized deferred financing fees related to the extinguished debt.

Harland Clarke Holdings Corp. and Subsidiaries
Other Income (Expense), Net
     Other expense, net was $0.0 million in the 2009 period as compared to $0.2 million in the 2008 period. The expense in the 2008 was attributable to the $0.3 million write-down of an equity investment due to an other-than-temporary decline in its market value, partially offset by non-recurring miscellaneous income.
Provision for Income Taxes
     The Company’s effective tax rate was 36.4% in the 2009 period and 42.3% in the 2008 period. The change was primarily due to the effects of a release of a reserve for uncertain tax positions as well as state and local taxes, the domestic production activities deduction and foreign losses.
Liquidity and Capital Resources
Cash Flow Analysis
     The Company’s net cash provided by operating activities during the six months ended June 30, 2009 was $81.8 million as compared to $95.0 million during the six months ended June 30, 2008. The decrease in net cash provided by operating activities of $13.2 million was due to changes in working capital partially offset by an increase in cash flow from operations. Working capital was negatively affected by lower incentive compensation and interest accruals in addition to higher spare parts inventories.
     The Company’s net cash used in investing activities was $20.1 million during the six months ended June 30, 2009 as compared to $254.2 million during the six months ended June 30, 2008. The decrease in cash used in investing activities was primarily due to the Data Management Acquisition in the 2008 period and net repayments on a related-party note receivable in the 2009 period.
     The Company’s net cash used in financing activities was $60.1 million during the six months ended June 30, 2009 as compared to $55.2 million during the six months ended June 30, 2008. The increase in net cash used in financing activities was primarily due to cash used to extinguish $114.7 million principal amount of 2015 Senior Notes for an aggregate purchase price of $49.7 million in the 2009 period. The 2008 period included a $65.0 million dividend paid to M & F Worldwide partially offset by net borrowings under the Company’s credit agreement.
The Company’s Consolidated Contractual Obligations and Commitments
     Estimated future cash payments for interest on the Company’s outstanding long-term debt decreased from $929.2 million as of December 31, 2008 to $524.8 million as of June 30, 2009, primarily due to the impact of a decrease in interest rates on the Company’s floating rate debt as well as the extinguishment of $114.7 million principal amount of 2015 Senior Notes during the six months ended June 30, 2009. Other contractual obligations and commitments have not changed materially since December 31, 2008. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the Company’s other contractual obligations and commitments.
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
     In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, enable cost reductions through restructuring projects and make contract acquisition payments to financial institution clients as follows:
•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2009 and 2008, the Company incurred $23.0 million and $26.7 million of capital expenditures and $0.2 million and $0.3 million of capitalized interest, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
•	Contract Acquisition Payments. During the six months ended June 30, 2009 and 2008, the Company made $26.7 million and $26.2 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Data Management Acquisition and the Transaction Holdings Acquisition. During the six months ended June 30, 2009 and 2008, the Company made $19.1 million and $11.9 million of payments for restructuring, respectively.
     The Company may also, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the six months ended June 30, 2009, Harland Clarke Holdings extinguished debt with a total principal amount of $114.7 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7 million.
Cash Flow Risks
     The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay debt or fund other liquidity needs. As of June 30, 2009, the Company had $87.6 million of availability under its revolving credit facility (after giving effect to the issuance of $12.4 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital, or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q for the quarter ended June 30, 2009, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading

Harland Clarke Holdings Corp. and Subsidiaries
“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	our substantial indebtedness;

•	further adverse changes in or worsening of general economic and market conditions, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods and other factors, and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes, or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

Harland Clarke Holdings Corp. and Subsidiaries
•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
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
     At June 30, 2009, the Company had $1,764.0 million of term loans outstanding under its credit agreement, $12.4 million of letters of credit outstanding under its revolving credit facility, $229.0 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at June 30, 2009 would have resulted in an increase or decrease in its interest expense for the six months ended June 30, 2009 of approximately $1.1 million, excluding the impact of the interest rate derivative transactions discussed below.
     In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2007 and 2009 in the form of swaps for the Company with notional amounts totaling $855.0 million currently outstanding, as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. The Company’s derivatives currently swap the underlying variable rate for fixed rates ranging from 2.353% to 5.362%.
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2009.

Harland Clarke Holdings Corp. and Subsidiaries
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
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Mr. Kitson seeks unspecified monetary and injunctive relief. HFS removed the action to the United States District Court for the Southern District of Illinois. Mr. Kitson and BOE have reached a tentative settlement of the claims against BOE, but the settlement remains subject to the approval of the District Court. On February 9, 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. Mr. Kitson has not yet indicated whether he intends to appeal the dismissal. While there can be no assurance, the Company believes that the dismissal will be upheld in any appeal or that it will be able to present a vigorous defense should that become necessary.
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
Item 1A. Risk Factors
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 during the three months ended June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended June 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     There was no matter submitted to a vote of security holders during three months ended June 30, 2009.
Item 5. Other Information
     No additional information need be presented.
Item 6. Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 7, 2009.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 7, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: August 7, 2009	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 7, 2009.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 7, 2009.