Form 10-Q
period 2009-09-30
HARLAND CLARKE HOLDINGS CORP
filed 2009-11-06
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of September 30, 2009, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

*	The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140.9	$64.6
Accounts receivable (net of allowances of $3.2 and $2.8)	127.4	128.8
Inventories	34.0	38.4
Income taxes receivable	0.4	8.0
Deferred tax assets	21.0	21.0
Prepaid expenses and other current assets	56.8	42.6

Total current assets	380.5	303.4
Property, plant and equipment	343.5	318.7
Less accumulated depreciation	(178.2)	(141.1)

Property, plant and equipment, net	165.3	177.6
Goodwill	1,465.8	1,465.5
Other intangible assets, net	1,254.2	1,328.3
Contract acquisition payments, net	35.0	39.8
Other assets	65.1	77.2

Total assets	$3,365.9	$3,391.8

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$47.2	$54.4
Deferred revenues	113.5	103.8
Current maturities of long-term debt	19.7	19.8
Accrued liabilities:
Salaries, wages and employee benefits	53.9	68.4
Income and other taxes payable	21.2	13.9
Customer incentives	26.2	25.7
Payable to parent	—	0.7
Other current liabilities	43.1	54.7

Total current liabilities	324.8	341.4
Long-term debt	2,244.5	2,370.8
Deferred tax liabilities	436.4	435.7
Other liabilities	77.5	77.6
Commitments and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	135.9	27.2
Accumulated other comprehensive loss	(10.2)	(17.9)

Total stockholder’s equity	282.7	166.3

Total liabilities and stockholder’s equity	$3,365.9	$3,391.8

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product revenues, net	$354.3	$376.3	$1,069.3	$1,131.4
Service revenues, net	71.4	77.7	221.4	224.5

Total net revenues	425.7	454.0	1,290.7	1,355.9
Cost of products sold	208.2	230.3	640.2	690.2
Cost of services provided	36.4	40.7	114.3	116.9

Total cost of revenues	244.6	271.0	754.5	807.1

Gross profit	181.1	183.0	536.2	548.8
Selling, general and administrative expenses	90.3	110.8	291.4	340.4
Restructuring costs	4.3	1.4	29.0	6.7

Operating income	86.5	70.8	215.8	201.7
Interest income	0.2	0.3	0.8	1.9
Interest expense	(32.6)	(45.2)	(106.3)	(139.7)
Gain on early extinguishment of debt	0.5	—	62.0	—
Other expense, net	—	—	—	(0.2)

Income before income taxes	54.6	25.9	172.3	63.7
Provision for income taxes	20.9	10.4	63.7	26.4

Net income	$33.7	$15.5	$108.6	$37.3

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income	$108.6	$37.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43.7	50.8
Amortization of intangible assets	77.1	73.2
Amortization of deferred financing fees	5.4	5.9
Gain on early extinguishment of debt	(62.0)	—
Deferred income taxes	(3.7)	(25.4)
Asset impairments	0.1	1.0
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	0.5	(19.3)
Inventories	4.5	0.2
Prepaid expenses and other assets	(13.2)	3.6
Contract acquisition payments, net	4.8	6.9
Accounts payable and accrued liabilities	(23.8)	(4.0)
Deferred revenue	10.8	8.1
Income and other taxes	14.5	19.1
Payable to parent	(0.7)	(2.1)
Other, net	4.4	0.7

Net cash provided by operating activities	171.0	156.0
Investing activities
Purchase of Data Management	—	(223.3)
Investment in related party notes receivable	—	(14.4)
Net repayments of related party notes receivable	5.2	1.6
Proceeds from sale of property, plant and equipment	0.5	3.5
Capital expenditures	(31.0)	(38.1)
Capitalized interest	(0.2)	(0.5)
Other, net	(3.2)	(3.1)

Net cash used in investing activities	(28.7)	(274.3)
Financing activities
Dividend to parent	—	(65.0)
Purchase of notes	(50.6)	—
Borrowings on credit agreement	—	62.0
Repayments of credit agreements and other borrowings	(15.4)	(77.1)

Net cash used in financing activities	(66.0)	(80.1)

Net increase (decrease) in cash and cash equivalents	76.3	(198.4)
Cash and cash equivalents at beginning of period	64.6	239.7

Cash and cash equivalents at end of period	$140.9	$41.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$103.3	$119.7
Income taxes, net of refunds	55.7	33.8
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
     The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for their clients, including sales and ordering services for checks and related products and services, customer care, banking support and marketing services.
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
     The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). The Company is a holding company and has no independent assets and no operations at September 30, 2009. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several.
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
Subsequent Events
     The Company has considered subsequent events through November 6, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

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
Recently Adopted Accounting Pronouncements
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
Recently Issued Accounting Pronouncements
     In August 2009, the FASB issued new guidance for measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain valuation techniques. It also clarifies that an entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. The new guidance is effective for the first reporting period after its issuance, which is the fourth quarter of 2009 for the Company. The new guidance is not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.
     In October 2009, the FASB issued new guidance for certain arrangements that include software elements. The new guidance removes non-software components of tangible products and software components of tangible products that have software components essential to the functionality of the tangible product from the scope of software revenue recognition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     In October 2009, the FASB issued new guidance for multiple-deliverable revenue arrangements. The new guidance requires entities to allocate revenue in a multiple-deliverable arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. It also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. In addition, the new guidance significantly expands qualitative and quantitative disclosure requirements for multiple-deliverable arrangements.
     The new guidance for certain arrangements that include software elements and multiple-deliverable revenue arrangements is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied retrospectively for all periods presented, or prospectively to all arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact of the new guidance on its consolidated financial condition and results of operations.
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
     Transaction Holdings’ results of operations have been included in the Company’s operations since December 31, 2008, the date of the Transaction Holdings Acquisition. The allocation of the purchase price is complete and resulted in identified intangible assets of $9.0, goodwill of $2.5 and $2.6 of net deferred tax liabilities.
     The pro forma effects on the results of operations for the Transaction Holdings Acquisition were not material and are not included in the pro forma information presented below.
Acquisition of Data Management
     On February 22, 2008, the Company’s indirect wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash, after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”). Data Management’s results of operations have been included in the Company’s operations since February 22, 2008, the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews & Forbes Holdings Inc. (which, as of September 30, 2009, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock) in February 2008 for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition. The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

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
     As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.0 and $0.4 was expensed during the three and nine months ended September 30, 2008, respectively).
     Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.0 and $0.2 was reflected as reduced revenues during the three and nine months ended September 30, 2009, respectively, and $0.3 and $0.7 was reflected as reduced revenues during the three and nine months ended September 30, 2008, respectively).
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

Pro Forma
Nine Months Ended
September 30, 2008
Net revenues	$1,373.2
Operating income	203.3
Net income	38.3
Depreciation and amortization (excluding amortization of deferred financing fees)	125.7

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
     The pro forma information above includes the impact of the non-recurring fair value adjustments to inventory and deferred revenue resulting from the application of purchase accounting of $1.1 for the nine months ended September 30, 2008.
     The pro forma information also gives effect to certain identified cost savings totaling $0.8 in the nine months ended September 30, 2008 as if they had been implemented in their entirety at the beginning of the period presented. These cost savings pertain to the termination of certain Data Management employees for which the related liability was recognized in the purchase price allocation. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.
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
4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Finished goods	$10.5	$13.3
Work-in-process	9.9	9.5
Raw materials	13.6	15.6

	$34.0	$38.4

5. Assets Held For Sale
     At September 30, 2009 and December 31, 2008, assets held for sale consist of the Harland Clarke segment’s printing facility and operations support facility in Atlanta, Georgia. These facilities were closed in 2008 as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to these facilities classification as assets held for sale, there have been significant changes in the real estate market. The Company continues to make appropriate changes to the marketing plan and believes these facilities will be sold within twelve months. Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.
     Assets held for sale consist of the following:

	September 30,	December 31,
	2009	2008
Land	$1.0	$1.0
Buildings and improvements	1.8	1.7

	$2.8	$2.7

6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill for the nine months ended September 30, 2009 is as follows:

Balance as of December 31, 2008	$1,465.5
Adjustments to goodwill	(0.1)
Effect of exchange rate changes	0.4

Balance as of September 30, 2009	$1,465.8

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	September 30,	December 31,	September 30,	December 31,
	(in years)	2009	2008	2009	2008
Amortized intangible assets:
Customer relationships	3 - 30	$1,230.4	$1,230.6	$237.9	$170.2
Trademarks and tradenames	2 - 15	8.4	8.3	1.9	1.1
Software and other	2 - 10	63.4	60.6	25.7	18.2
Patents and patents pending	3 - 20	20.0	19.6	3.5	2.3

		1,322.2	1,319.1	269.0	191.8

Indefinite-lived intangible assets:
Trademarks and tradenames		201.0	201.0	—	—

Total other intangibles		$1,523.2	$1,520.1	$269.0	$191.8

     Amortization expense was $25.8 and $77.1 for the three and nine months ended September 30, 2009, respectively, and $24.7 and $73.2 for the three and nine months ended September 30, 2008, respectively.
     Estimated aggregate amortization expense for intangible assets through December 31, 2013 is as follows:

Three months ending December 31, 2009	$25.7
Year ending December 31, 2010	100.4
Year ending December 31, 2011	93.3
Year ending December 31, 2012	86.4
Year ending December 31, 2013	76.3
     During 2008, the Company experienced declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated impairment charge of $0.5 was included in selling, general and administrative expenses in the accompanying consolidated statements of income for the nine months ended September 30, 2008.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Selected summarized financial information for the three months ended September 30, 2009 and 2008 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron	and Other	Total
Product revenues, net:
Three months ended September 30, 2009	$303.7	$17.1	$33.5	$—	$354.3
Three months ended September 30, 2008	321.6	19.1	35.6	—	376.3
Service revenues, net:
Three months ended September 30, 2009	$1.3	$50.8	$19.3	$—	$71.4
Three months ended September 30, 2008	1.1	53.7	22.9	—	77.7
Intersegment revenues:
Three months ended September 30, 2009	$—	$—	$0.1	$(0.1)	$—
Three months ended September 30, 2008	—	—	0.1	(0.1)	—
Operating income (loss):
Three months ended September 30, 2009	$69.4	$9.5	$11.1	$(3.5)	$86.5
Three months ended September 30, 2008	57.0	8.0	9.0	(3.2)	70.8
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended September 30, 2009	$26.8	$6.5	$6.4	$—	$39.7
Three months ended September 30, 2008	28.0	7.2	6.1	—	41.3
Capital expenditures (excluding capital leases):
Three months ended September 30, 2009	$5.3	$1.3	$1.4	$—	$8.0
Three months ended September 30, 2008	6.1	1.0	4.3	—	11.4
     Selected summarized financial information for the nine months ended September 30, 2009 and 2008 was as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron(2)	and Other	Total
Product revenues, net:
Nine months ended September 30, 2009	$923.1	$52.4	$93.8	$—	$1,069.3
Nine months ended September 30, 2008	980.1	58.5	92.8	—	1,131.4
Service revenues, net:
Nine months ended September 30, 2009	$3.3	$154.4	$63.7	$—	$221.4
Nine months ended September 30, 2008	3.4	159.4	61.7	—	224.5
Intersegment revenues:
Nine months ended September 30, 2009	$—	$—	$0.5	$(0.5)	$—
Nine months ended September 30, 2008	0.3	—	0.4	(0.7)	—
Operating income (loss):
Nine months ended September 30, 2009	$172.6	$28.1	$24.6	$(9.5)	$215.8
Nine months ended September 30, 2008	173.4	20.8	19.2	(11.7)	201.7
Depreciation and amortization (excluding amortization of deferred financing fees):
Nine months ended September 30, 2009	$81.5	$20.0	$19.3	$—	$120.8
Nine months ended September 30, 2008	85.2	21.7	17.1	—	124.0
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2009	$21.7	$3.4	$5.9	$—	$31.0
Nine months ended September 30, 2008	26.9	3.4	7.8	—	38.1

(1)	Includes results of the acquired Transaction Holdings business from the date of acquisition.

(2)	Includes results of the acquired Data Management business from the date of acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
8. Comprehensive Income
     Total comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$33.7	$15.5	$108.6	$37.3
Other comprehensive income (loss):
Foreign currency translation adjustments	0.5	(1.6)	0.7	(0.6)
Changes in fair value of cash flow hedging instruments, net of tax (benefit) provision of $(0.3), $1.9, $3.7 and $3.6	(0.3)	2.9	5.8	5.6
Unrealized gain (loss) on investments, net of tax provision (benefit) of $0.6, $—, $0.8 and $—	0.9	(0.1)	1.2	—

Comprehensive income	$34.8	$16.7	$116.3	$42.3

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
     Net periodic postretirement costs for these plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest cost	$0.3	$0.3	$0.8	$0.7
Net amortization	—	—	—	—

Net postretirement benefit cost	$0.3	$0.3	$0.8	$0.7

10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2005 through 2008 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
     The Internal Revenue Service previously commenced examinations of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005. The Internal Revenue Service recently completed examinations of Harland for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In connection with completion of the audits, Harland settled its research and development credit claims with the Internal Revenue Service. This resulted in a $5.9 reduction of the accrual for the Company’s uncertain tax positions, of which $3.4 (inclusive of interest) was recorded as a benefit in the tax provision for the nine months ended September 30, 2009.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
11. Long-Term Debt

	September 30,	December 31,
	2009	2008
$1,900.0 Senior Secured Credit Facilities	$1,759.5	$1,773.0
Senior Floating Rate Notes due 2015	227.4	305.0
9.50% Senior Fixed Rate Notes due 2015	271.3	310.0
Capital lease obligations and other indebtedness	6.0	2.6

	2,264.2	2,390.6
Less: current maturities	(19.7)	(19.8)

Long-term debt, net of current maturities	$2,244.5	$2,370.8

$1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at September 30, 2009. As of September 30, 2009, there were no outstanding borrowings under the Revolver and there was $87.5 available for borrowing (giving effect to the issuance of $12.5 of letters of credit).
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
Senior Notes due 2015
     On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)) plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 6.0% at September 30, 2009. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
Gain on Early Extinguishment of Debt
     During the nine months ended September 30, 2009, the Company extinguished debt with a total principal amount of $116.2 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $50.6, resulting in a gain of $62.0 after the write-off of $3.6 of unamortized deferred financing fees related to the extinguished debt.
Capital Lease Obligations and Other Indebtedness
     The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $6.0 and $2.6 at September 30, 2009 and December 31, 2008, respectively. These obligations have imputed interest rates ranging from 6.0% to 8.5% and have required payments, including interest, of $0.4 remaining in 2009, $1.4 in 2010, $1.1 in 2011, $1.1 in 2012 and $1.1 in 2013. During the nine months ended September 30, 2009, the Company entered into a capital lease and other indebtedness totaling $5.1 and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statement of cash flows.
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
     During June 2007, the Company entered into interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swaps the underlying variable rate for a fixed rate of 5.362%. During August 2007, the Company entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge, which expired on September 28, 2009, swapped the underlying variable rate for a fixed rate of 4.977%.
     During June 2009, the Company entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $350.0, which became effective on June 30, 2009. This hedge swaps the underlying variable rate for a fixed rate of 2.353%. During September 2009, the Company entered into an additional interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $250.0, which became effective on September 30, 2009. This hedge swaps the underlying variable rate for a fixed rate of 2.140%.
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		September 30,	December 31,
Derivatives designated as cash flow hedging instruments:	Balance sheet classification	2009	2008

Interest rate swaps	Other current liabilities	$9.2	$13.8
	Other liabilities	8.9	13.7
     See Note 15 for information regarding the valuation of these derivative instruments.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     These derivative instruments had no ineffective portions during the three and nine months ended September 30, 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Loss reclassified from
accumulated other
	Loss recognized in other		comprehensive loss
	comprehensive income		into interest expense
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Derivatives designated as cash flow hedging instruments:	2009	2009	2009	2009
Interest rate swaps	$8.3	$15.8	$7.7	$25.2
     The Company expects to reclassify approximately $22.2 into net income as additional interest expense during the twelve months ending September 30, 2010.
     The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

Nine Months
Ended
September 30,
2009

Balance at the beginning of the period	$16.8
Amount reclassified to income, net of tax benefit of $9.8	(15.4)
Net change in fair value of interest rate swaps, net of tax benefit of $6.2	9.6

Balance at end of period	$11.0

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
Other
     In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. HFS removed the action to the United States District Court for the Southern District of Illinois. In February 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2. The class

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
settlement agreement has been preliminarily approved by the District Court and the fairness hearing is scheduled for January 25, 2010. HFS’s settlement payment remains in escrow pending this approval.
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
13. Restructuring
Harland Clarke and Corporate
     During the second quarter of 2007, as a result of the Harland acquisition, the Company adopted a plan to restructure the Harland Clarke segment and Corporate, focused on improving operating margins through consolidating facilities and reducing duplicative expenses. The Company’s plan primarily included workforce rationalization, facility closures, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services.
     In addition to restructuring liabilities recorded in the Harland acquisition purchase accounting, the Company also adopted plans during 2008 and 2009 to realize incremental synergies in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions. The Company also recorded restructuring liabilities in connection with the Transaction Holdings Acquisition of $1.5 in 2008. The liabilities were reduced by $0.6 in 2009, which is reflected as non-cash utilization in the table below.
     The Company expensed $1.7 and $17.0 for severance and severance-related costs and $1.7 and $4.8 for facilities closures and other costs during the three and nine months ended September 30, 2009, respectively, and expensed $0.5 and $0.9 for severance and severance-related costs and $0.1 and $0.5 for facilities closures and other costs during the three and nine months ended September 30, 2008, respectively. The Company expects to incur in future periods an additional $5.4 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2013.
     The following table details the components of the Company’s restructuring accruals under its plans established since 2007 related to the Harland Clarke segment and Corporate for the nine months ended September 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance
Nine months ended September 30, 2009:
Severance and severance-related	$7.4	$—	$17.0	$(19.1)	$—	$5.3
Facilities closures and other costs	2.3	—	4.8	(1.8)	(4.0)	1.3

Total	$9.7	$—	$21.8	$(20.9)	$(4.0)	$6.6

Nine months ended September 30, 2008:
Severance and severance-related	$8.5	$1.5	$0.9	$(7.7)	$—	$3.2
Facilities closures and other costs	2.9	(0.5)	0.5	(1.5)	—	1.4

Total	$11.4	$1.0	$1.4	$(9.2)	$—	$4.6

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     During the second quarter of 2008, the Company implemented and completed a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. The plan focused on improving operating margins through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities. During the first quarter of 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a functional organization in order to enhance customer support.
     The Company expensed $0.9 and $3.1 for severance and severance-related costs and $0.0 and $1.0 for facilities closures and other costs during the three and nine months ended September 30, 2009, respectively, and expensed $0.1 and $3.0 for severance and severance-related costs during the three and nine months ended September 30, 2008. The Company currently expects to incur additional costs of $0.3 related to these plans, which is subject to refinement as the reorganization progresses.
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the nine months ended September 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Ending
	Balance	Accounting	Expensed	Cash	Balance
Nine months ended September 30, 2009:
Severance and severance-related	$1.4	$—	$3.1	$(3.0)	$1.5
Facilities and other costs	0.7	—	1.0	(0.8)	0.9

Total	$2.1	$—	$4.1	$(3.8)	$2.4

Nine months ended September 30, 2008:
Severance and severance-related	$0.7	$—	$3.0	$(2.3)	$1.4
Facilities and other costs	1.7	(0.1)	—	(0.5)	1.1

Total	$2.4	$(0.1)	$3.0	$(2.8)	$2.5

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
     As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $2.2 for severance and severance-related costs and $0.1 of facilities and other costs for the consolidation of certain printing operations during the nine months ended September 30, 2008, of which $0.7 was expensed during the three months ended September 30, 2008. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the Data Management Acquisition as of March 31, 2009.
     The Company expensed $0.0 and $2.8 for severance and severance-related costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses, and $0.0 and $0.3 for facilities closures and other costs during the three and nine months ended September 30, 2009, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the nine months ended September 30, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase		Paid in	Non-Cash	Ending
	Balance	Accounting	Expensed	Cash	Utilization	Balance
Nine months ended September 30, 2009:
Severance and severance-related	$1.0	$—	$2.8	$(2.9)	$(0.1)	$0.8
Facilities and other costs	—	—	0.3	—	(0.3)	—

Total	$1.0	$—	$3.1	$(2.9)	$(0.4)	$0.8

Nine months ended September 30, 2008:
Severance and severance-related	$—	$2.5	$2.2	$(3.4)	$—	$1.3
Facilities and other costs	—	—	0.1	(0.1)	—	—

Total	$—	$2.5	$2.3	$(3.5)	$—	$1.3

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
     The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the nine months ended September 30, 2009, the Company received $15.0 in payments and released $9.8 in draws on the revolver, bringing the principal balance of the debt to $7.0 at September 30, 2009. Interest income of $0.2 and $0.7 was recorded during the three and nine months ended September 30, 2009, respectively. Interest income of $0.3 was recorded during the three months ended September 30, 2008.
Other
     The Company expensed $0.7 and $2.0 during the three and nine months ended September 30, 2009, respectively, and $0.7 and $2.0 during the three and nine months ended September 30, 2008, respectively, for services provided to the Company by M & F Worldwide. The amounts are reflected in selling, general and administrative expenses and payable to parent.
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
15. Financial Instruments
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt at September 30, 2009 and December 31, 2008 was approximately $1,918.6 and $1,096.3, respectively, based on bid prices available at these respective dates. The carrying value of long-term debt at September 30, 2009 and December 31, 2008 was $2,264.2 and $2,390.6, respectively.
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
     As of September 30, 2009 and December 31, 2008, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. The marketable securities are included in other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of September 30, 2009 and December 31, 2008 were as follows:

	Balance at
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$2.2	$2.2	$—	$—
Liability for interest rate swaps	18.1	—	18.1	—

	Balance at
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	27.5	—	27.5	—
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for the Company’s credit risk.
     The Company’s marketable securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Balance at September 30, 2009:
Equity securities	$0.3	$2.0	$(0.1)	$2.2

Balance at December 31, 2008:
Equity securities	$0.3	$0.1	$(0.2)	$0.2

Harland Clarke Holdings Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this quarterly report.
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
     The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services. It also provides specialized marketing and contact center services to its financial and commercial institution clients. Harland Clarke’s marketing offerings include turnkey marketing solutions, checkbook messaging and e-mail marketing. Through its contact centers, Harland Clarke provides financial institutions with both inbound and outbound support for their clients, including sales and ordering services for checks and related products and services, customer care, banking support and marketing services.
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
     While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks printed continues to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent quarters, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue, which are discussed in more detail in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and the relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the declines in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.
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
     The Harland Clarke segment’s operating results are also affected by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also affects revenues through the number of new checking accounts being opened. The Harland Clarke segment’s operating results have been negatively affected by slow or negative growth of, or downturns in, the United States economy. Business confidence also affects a portion of the Harland Clarke segment. In addition, as Harland Clarke’s financial institution customers fail or merge with other financial institutions, Harland Clarke may lose some or all revenues from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Clarke’s operating results.
Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the information technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the FDIC and NCUA in the wake of the financial crisis, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, as Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose some or all revenues from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
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

Harland Clarke Holdings Corp. and Subsidiaries
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
Scantron
     While the number of tests given annually in K-12 and higher education markets continues to grow, the demand for Optical Mark Reader paper based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. Scantron’s education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse impact on Scantron’s operating results. Data collection is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. While Scantron’s non-paper data collection business could benefit from this trend, Scantron’s paper-based data collection business could be negatively affected by this trend. Changes in the overall economy can impact the demand for data collection as companies look for ways to adjust their expenditures.
Asset Impairments
     Changes in estimates and assumptions used in the Company’s financial projections resulting from the factors discussed above for any of the Company’s business segments could have a material impact on the fair value of goodwill, indefinite-lived intangible assets or other long-lived assets in future periods, which may result in material asset impairments, as more fully described in Item 1A, “Risk Factors — Weak economic conditions and further acceleration of check unit declines may continue to have an adverse effect on our revenues and profitability and could result in impairment charges.”
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
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     The operating results for the three months ended September 30, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business in the Harland Clarke segment from December 31, 2008, the date of the Transaction Holdings Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Net Revenues:

	Three Months Ended September 30,
$ in millions	2009	2008
Consolidated Net Revenues:
Harland Clarke segment	$305.0	$322.7
Harland Financial Solutions segment	67.9	72.8
Scantron segment	52.9	58.6
Eliminations	(0.1)	(0.1)

Total	$425.7	$454.0

     Net revenues decreased by $28.3 million, or 6.2%, to $425.7 million in the 2009 period from $454.0 million in the 2008 period.
     Net revenues for the Harland Clarke segment decreased by $17.7 million, or 5.5%, to $305.0 million in the 2009 period from $322.7 million in the 2008 period. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn. Declines in volumes were partially offset by increased revenues per unit.
     Net revenues for the Harland Financial Solutions segment decreased by $4.9 million, or 6.7%, to $67.9 million in the 2009 period from $72.8 million in the 2008 period. Net revenues from the enterprise solutions product lines decreased $3.0 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in license, hardware and professional services revenues. Additionally, there was a decrease in early termination fees in the 2009 period as compared to the 2008 period. Net revenues from the risk management product lines decreased $1.4 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in lending products. The Company believes the declines were partially affected by the economic downturn, which has negatively affected information technology purchases by financial institutions.
     Net revenues for the Scantron segment decreased by $5.7 million, or 9.7%, to $52.9 million in the 2009 period from $58.6 million in the 2008 period. The decrease was primarily due to volume declines in hardware and forms products and a decrease in service and maintenance revenues. The Company believes these product lines and services were partially affected by the economic downturn.
Cost of Revenues:

	Three Months Ended September 30,
$ in millions	2009	2008
Consolidated Cost of Revenues:
Harland Clarke segment	$186.1	$206.1
Harland Financial Solutions segment	30.3	32.2
Scantron segment	28.3	32.8
Eliminations	(0.1)	(0.1)

Total	$244.6	$271.0

     Cost of revenues decreased by $26.4 million, or 9.7%, to $244.6 million in the 2009 period from $271.0 million in the 2008 period.
     Cost of revenues for the Harland Clarke segment decreased by $20.0 million, or 9.7%, to $186.1 million in the 2009 period from $206.1 million in the 2008 period. The decrease was primarily due to lower volumes, which resulted in decreases in delivery, materials, and other variable overhead costs. Labor costs also decreased due to cost reduction and restructuring activities. Decreases in travel expenses and depreciation also contributed to the decrease in cost of revenues. These decreases were partially offset by inflation in delivery and materials expenses, as well as an increase in the amortization of intangible assets of $1.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.0% in the 2009 period as compared to 63.9% in the 2008 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $1.9 million, or 5.9%, to $30.3 million in the 2009 period from $32.2 million in the 2008 period. The decrease was primarily due to lower hardware and other

Harland Clarke Holdings Corp. and Subsidiaries
third-party costs related to volume declines. Labor cost decreases related to cost reduction activities and decreases in depreciation and amortization also contributed to the decrease in cost of revenues. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 44.6% in the 2009 period as compared to 44.2% in the 2008 period.
     Cost of revenues for the Scantron segment decreased by $4.5 million, or 13.7%, to $28.3 million in the 2009 period from $32.8 million in the 2008 period. The decrease was primarily due to volume declines and cost reductions related to the Data Management Acquisition, in addition to other restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 53.5% in the 2009 period as compared to 56.0% in the 2008 period.
Selling, General and Administrative Expenses:

	Three Months Ended September 30,
$ in millions	2009	2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$46.1	$59.0
Harland Financial Solutions segment	27.2	32.5
Scantron segment	13.5	16.1
Corporate	3.5	3.2

Total	$90.3	$110.8

     Selling, general and administrative expenses decreased by $20.5 million, or 18.5%, to $90.3 million in the 2009 period from $110.8 million in the 2008 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $12.9 million, or 21.9%, to $46.1 million in the 2009 period from $59.0 million in the 2008 period. The decrease was primarily due to labor cost reductions and lower integration-related and travel expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 15.1% in the 2009 period as compared to 18.3% in the 2008 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $5.3 million, or 16.3%, to $27.2 million in the 2009 period from $32.5 million in the 2008 period. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy and travel expenses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $0.8 million and $2.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 40.1% in the 2009 period as compared to 44.6% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment decreased $2.6 million, or 16.1%, to $13.5 million in the 2009 period from $16.1 million in the 2008 period. The decrease was primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities and a decrease in integration-related expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 25.5% in the 2009 period as compared to 27.5% in the 2008 period.
     Corporate selling, general and administrative expenses increased $0.3 million, or 9.4%, to $3.5 million in the 2009 period from $3.2 million in the 2008 period. The increase was primarily due to higher professional fees.
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

Harland Clarke Holdings Corp. and Subsidiaries
     During the 2009 period, the Company recorded restructuring costs of $3.4 million for the Harland Clarke segment and $0.9 million for the Harland Financial Solutions segment related to these plans. During the 2008 period, the Company recorded restructuring costs of $0.6 million for the Harland Clarke segment, $0.1 million for the Harland Financial Solutions segment and $0.7 million for the Scantron segment related to these plans.
Interest Income
     Interest income was $0.2 million in the 2009 period as compared to $0.3 million in the 2008 period. The decrease in interest income was primarily due to lower interest rates on investments in cash equivalents in the 2009 period as compared to the 2008 period, partially offset by higher cash balances available for investment in cash equivalents in the 2009 period as compared to the 2008 period.
Interest Expense
     Interest expense was $32.6 million in the 2009 period as compared to $45.2 million in the 2008 period. The decrease in interest expense was due to lower effective interest rates and also a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $1.5 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $0.9 million, resulting in a gain of $0.5 million after the write-off of $0.1 million of unamortized deferred financing fees related to the extinguished debt.
Provision for Income Taxes
     The Company’s effective tax rate was 38.3% in the 2009 period and 40.2% in the 2008 period. The change was primarily due to a benefit from the domestic production activities deduction in the 2009 period.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     The operating results for the nine months ended September 30, 2009, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Transaction Holdings business in the Harland Clarke segment from December 31, 2008, the date of the Transaction Holdings Acquisition. The operating results for the Scantron segment include Data Management operations from February 22, 2008, the date of the Data Management Acquisition.
Net Revenues:

	Nine Months Ended September 30,
$ in millions	2009	2008
Consolidated Net Revenues:
Harland Clarke segment	$926.4	$983.8
Harland Financial Solutions segment	206.8	217.9
Scantron segment	158.0	154.9
Eliminations	(0.5)	(0.7)

Total	$1,290.7	$1,355.9

     Net revenues decreased by $65.2 million, or 4.8%, to $1,290.7 million in the 2009 period from $1,355.9 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million in net revenues.
     Net revenues for the Harland Clarke segment decreased by $57.4 million, or 5.8%, to $926.4 million in the 2009 period from $983.8 million in the 2008 period. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn, as well as one less production day in the 2009 period. Declines in volumes were partially offset by increased revenues per unit. Additionally, there was $0.7 million of revenue for contract termination fees in the 2009 period compared to $2.3 million in the 2008 period.

Harland Clarke Holdings Corp. and Subsidiaries
     Net revenues for the Harland Financial Solutions segment decreased by $11.1 million, or 5.1%, to $206.8 million in the 2009 period from $217.9 million in the 2008 period. Net revenues from the enterprise solutions product lines decreased $9.5 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in license, hardware and professional services revenues. Additionally, there was a decrease in early termination fees in the 2009 period as compared to the 2008 period. Net revenues from the risk management product lines decreased $1.0 million in the 2009 period compared to the 2008 period. The decrease was primarily due to declines in mortgage products, partially offset by organic growth in lending products. The Company believes the declines were partially affected by the economic downturn, which has negatively affected information technology purchases by financial institutions.
     Net revenues for the Scantron segment increased by $3.1 million, or 2.0%, to $158.0 million in the 2009 period from $154.9 million in the 2008 period. The Data Management Acquisition accounted for an increase of $14.6 million. The remaining $11.5 million decrease was a result of volume declines in hardware and forms products, partially offset by organic growth in software products. The Company believes the hardware and forms product lines were partially affected by the economic downturn.
Cost of Revenues:

	Nine Months Ended September 30
$ in millions	2009	2008
Consolidated Cost of Revenues:
Harland Clarke segment	$577.4	$625.6
Harland Financial Solutions segment	89.8	93.1
Scantron segment	87.8	89.1
Eliminations	(0.5)	(0.7)

Total	$754.5	$807.1

     Cost of revenues decreased by $52.6 million, or 6.5%, to $754.5 million in the 2009 period from $807.1 million in the 2008 period. The Data Management Acquisition accounted for an increase of $9.4 million in cost of revenues.
     Cost of revenues for the Harland Clarke segment decreased by $48.2 million, or 7.7%, to $577.4 million in the 2009 period from $625.6 million in the 2008 period. The decrease was primarily due to lower volumes, which resulted in decreases in delivery, materials, and other variable overhead expenses, and one less production day in the 2009 period. Labor costs also decreased due to cost reduction and restructuring activities. Decreases in travel expenses and depreciation also contributed to the decrease in cost of revenues. These decreases were partially offset by inflation in delivery and materials expenses, as well as an increase in the amortization of intangible assets of $3.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.3% in the 2009 period as compared to 63.6% in the 2008 period.
     Cost of revenues for the Harland Financial Solutions segment decreased by $3.3 million, or 3.5%, to $89.8 million in the 2009 period from $93.1 million in the 2008 period. The decrease was primarily due to lower hardware and other third-party costs related to volume declines. Decreases in telecom, travel, depreciation and other overhead costs also contributed to the decrease in cost of revenues. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.4% in the 2009 period as compared to 42.7% in the 2008 period.
     Cost of revenues for the Scantron segment decreased by $1.3 million, or 1.5%, to $87.8 million in the 2009 period from $89.1 million in the 2008 period. The Data Management Acquisition accounted for an increase of $9.4 million. The remaining $10.7 million decrease was primarily due to volume declines and cost reductions related to the Data Management Acquisition, in addition to other restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 55.6% in the 2009 period as compared to 57.5% in the 2008 period.

Harland Clarke Holdings Corp. and Subsidiaries
Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
$ in millions	2009	2008
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$154.6	$183.4
Harland Financial Solutions segment	84.8	101.0
Scantron segment	42.5	44.3
Corporate	9.5	11.7

Total	$291.4	$340.4

     Selling, general and administrative expenses decreased by $49.0 million, or 14.4%, to $291.4 million in the 2009 period from $340.4 million in the 2008 period.
     Selling, general and administrative expenses for the Harland Clarke segment decreased by $28.8 million, or 15.7%, to $154.6 million in the 2009 period from $183.4 million in the 2008 period. The decrease was primarily due to labor cost reductions and decreases in integration-related and travel expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 16.7% in the 2009 period as compared to 18.6% in the 2008 period.
     Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $16.2 million, or 16.0%, to $84.8 million in the 2009 period from $101.0 million in the 2008 period. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy, travel and depreciation expenses. Selling, general and administrative expenses in the 2009 and 2008 periods included charges of $2.9 million and $7.2 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 41.0% in the 2009 period as compared to 46.4% in the 2008 period.
     Selling, general and administrative expenses for the Scantron segment decreased $1.8 million, or 4.1%, to $42.5 million in the 2009 period from $44.3 million in the 2008 period. The Data Management Acquisition accounted for an increase of $3.3 million, which was more than offset by a $5.1 million decrease, primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities, and a decrease in integration-related expenses. In the 2009 period, the Scantron segment incurred approximately $1.3 million in one-time expenses related to a contractual obligation owing to a former employee upon termination of employment. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.9% in the 2009 period as compared to 28.6% in the 2008 period.
     Corporate selling, general and administrative expenses decreased $2.2 million, or 18.8%, to $9.5 million in the 2009 period from $11.7 million in the 2008 period, primarily due to lower professional fees.
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
     During the 2009 period, the Company recorded restructuring costs of $21.8 million for the Harland Clarke segment, $4.1 million for the Harland Financial Solutions segment and $3.1 million for the Scantron segment related to these plans. During the 2008 period, the Company recorded restructuring costs of $1.4 million for the Harland Clarke segment, $3.0 million for the Harland Financial Solutions segment and $2.3 million for the Scantron segment related to these plans.

Harland Clarke Holdings Corp. and Subsidiaries
Interest Income
     Interest income was $0.8 million in the 2009 period as compared to $1.9 million in the 2008 period. The decrease in interest income was primarily due to higher average cash equivalents balances in the 2008 period as compared to the 2009 period and lower interest rates on investments in cash equivalents in the 2009 period as compared to the 2008 period, partially offset by higher interest income on notes receivable from a related party in the 2009 period.
Interest Expense
     Interest expense was $106.3 million in the 2009 period as compared to $139.7 million in the 2008 period. The decrease in interest expense was due to lower effective interest rates and also a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
     During the 2009 period, the Company extinguished debt with a total principal amount of $116.2 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $50.6 million, resulting in a gain of $62.0 million after the write-off of $3.6 million of unamortized deferred financing fees related to the extinguished debt.
Other Expense, Net
     Other expense, net was $0.0 million in the 2009 period as compared to $0.2 million in the 2008 period. The expense in the 2008 period was attributable to a $0.3 million write-down of an equity investment due to an other-than-temporary decline in its market value, partially offset by non-recurring miscellaneous income.
Provision for Income Taxes
     The Company’s effective tax rate was 37.0% in the 2009 period and 41.4% in the 2008 period. The change was primarily due to the effects of a net reduction in reserves for uncertain tax positions in the 2009 period.
Liquidity and Capital Resources
Cash Flow Analysis
     The Company’s net cash provided by operating activities during the nine months ended September 30, 2009 was $171.0 million as compared to $156.0 million during the nine months ended September 30, 2008. The increase in net cash provided by operating activities of $15.0 million was due to an increase in cash flow from operations partially offset by changes in working capital. Working capital was negatively affected by lower incentive compensation and interest accruals in addition to higher spare parts inventories.
     The Company’s net cash used in investing activities was $28.7 million during the nine months ended September 30, 2009 as compared to $274.3 million during the nine months ended September 30, 2008. The decrease in cash used in investing activities was primarily due to the Data Management Acquisition and an investment in related party notes receivable in the 2008 period, decreased capital expenditures in the 2009 period and increased net repayments on related-party notes receivable in the 2009 period.
     The Company’s net cash used in financing activities was $66.0 million during the nine months ended September 30, 2009 as compared to $80.1 million during the nine months ended September 30, 2008. The decrease in net cash used in financing activities was primarily due to a $65.0 million dividend paid to M & F Worldwide in the 2008 period. The 2009 period included cash used to extinguish $116.2 million principal amount of 2015 Senior Notes for an aggregate purchase price of $50.6 million.
The Company’s Consolidated Contractual Obligations and Commitments
     Estimated future cash payments for interest on the Company’s outstanding long-term debt decreased from $929.2 million as of December 31, 2008 to $493.3 million as of September 30, 2009, primarily due to the impact of a decrease in interest rates on the Company’s floating rate debt as well as the extinguishment of $116.2 million principal amount of 2015 Senior Notes during the nine months ended September 30, 2009. The estimate for future interest payments assumes

Harland Clarke Holdings Corp. and Subsidiaries
that interest rates on the Company’s floating rate debt remain constant with September 30, 2009 market rates. Other contractual obligations and commitments have not changed materially since December 31, 2008. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the Company’s other contractual obligations and commitments.
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
     In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:
•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2009 and 2008, the Company incurred $31.0 million and $38.1 million of capital expenditures and $0.2 million and $0.5 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the nine months ended September 30, 2009 and 2008, the Company made $31.3 million and $30.7 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Data Management Acquisition and the Transaction Holdings Acquisition. During the nine months ended September 30, 2009 and 2008, the Company made $27.6 million and $15.5 million of payments for restructuring, respectively.
     The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the nine months ended September 30, 2009, the Company extinguished debt with a total principal amount of $116.2 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $50.6 million.
Cash Flow Risks
     The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay debt or fund other liquidity needs. As of September 30, 2009, the Company had $87.5 million of availability under its revolving credit facility (after giving effect to the issuance of $12.5 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital, or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Harland Clarke Holdings Corp. and Subsidiaries
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
Forward-Looking Statements
     This quarterly report on Form 10-Q for the quarter ended September 30, 2009, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this quarterly report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	our substantial indebtedness;

•	further adverse changes in or worsening of general economic and market conditions, including the depth and length of the economic recession and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors, and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes, or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

Harland Clarke Holdings Corp. and Subsidiaries
•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce our competitive advantage over some of our competitors;

•	our ability to protect customer data from account data security breaches;

•	changes in legislation relating to consumer privacy protection which could harm our business;

•	contracts with our clients relating to consumer privacy protection which could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects that could harm our businesses and reputation;

•	sales and other taxes which could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances;

•	unanticipated internal control deficiencies or weaknesses; and

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges.

Harland Clarke Holdings Corp. and Subsidiaries
     The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in this quarterly report on Form 10-Q in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
     At September 30, 2009, the Company had $1,759.5 million of term loans outstanding under its credit agreement, $12.5 million of letters of credit outstanding under its revolving credit facility, $227.4 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates applicable to its floating rate debt outstanding at September 30, 2009 would have resulted in an increase or decrease in its interest expense for the nine months ended September 30, 2009 of approximately $1.4 million, excluding the impact of the interest rate derivative transactions discussed below.
     In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2007 and 2009 in the form of swaps for the Company with notional amounts totaling $855.0 million currently outstanding, as further described in the notes to the consolidated financial statements included elsewhere in this quarterly report. The Company’s derivatives currently swap the underlying variable rate for fixed rates ranging from 2.140% to 5.362%.
     Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2009.

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
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
     In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in a Madison County, Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). Mr. Kitson’s complaint alleges, among other things, that HFS’s Laser Pro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. HFS removed the action to the United States District Court for the Southern District of Illinois. In February 2009, the District Court entered an order granting with prejudice HFS’s motion to dismiss the claims that Mr. Kitson brought against it. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2 million. The class

Harland Clarke Holdings Corp. and Subsidiaries
settlement agreement has been preliminarily approved by the District Court and the fairness hearing is scheduled for January 25, 2010. HFS’s settlement payment remains in escrow pending this approval.
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

Item 1A. Risk Factors
     There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 during the three months ended September 30, 2009, other than the risk factor set forth below.
Weak economic conditions and further acceleration of check unit declines may continue to have an adverse effect on the Company’s revenues and profitability and could result in impairment charges.
     The Company has substantial intangible assets, including substantial goodwill arising from previous acquisitions. Goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired. No event or change in circumstances has occurred to date in 2009 that required an interim impairment test. The Company also has a significant amount of property, plant and equipment and amortizable intangible assets, such as customer relationships, which are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test processes are more fully described in “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K.
     The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates and assumptions made by management regarding specific business and operating factors as well as discount rates. Changes in estimates and assumptions, as well as the occurrence of various events or changes in circumstances, could have a material impact on the fair value of goodwill or indefinite-lived intangible assets in future periods, which in turn may result in material asset impairments. Similar considerations apply to any impairment evaluation of our property, plant and equipment and amortizable intangible assets as well as our determinations as to whether interim impairment tests are necessary.
     During the fourth quarter of 2009, the Company will be updating its long-range business plans and forecasts, which will include financial projections that will be incorporated in the annual impairment tests. Estimated revenue growth rates for all reporting units may be lower than past projections due to the various factors discussed in this report, including, but not limited to, the following:
•	the continued adverse economic environment, which may negatively affect future revenue and margins as a result of lower demand and pricing pressure; and

•	check unit declines that have continued at a higher rate than in the past and are expected to continue to decline at higher rates than in recent years, which may negatively affect future revenue for our Harland Clarke segment.
     Depending on the nature of these factors and the expected relative magnitude and permanency of their effects, the Company’s businesses may not be able to achieve previous levels of performance even when overall economic conditions improve. Although the Company’s revenues have declined in 2009, the Company has experienced higher operating margins in 2009 as compared to 2008 due to restructuring and cost-reduction activities. However, benefits from future cost-reduction and containment activities may not be sufficient to fully offset possible future decreases in revenues and margins. As a result, future impairment tests may result in a determination that there have been material asset impairments. Any asset impairment would be reported as a non-cash operating loss, would have a negative effect on the Company’s earnings and could have a negative impact on the market prices of the Company’s outstanding securities.

Harland Clarke Holdings Corp. and Subsidiaries
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     There was no event of default upon senior securities during the three months ended September 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     There was no matter submitted to a vote of security holders during the three months ended September 30, 2009.
Item 5. Other Information
     No additional information need be presented.
Item 6. Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 6, 2009.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 6, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: November 6, 2009	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2009	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 6, 2009.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 6, 2009.