Form 10-K
period 2009-12-31
HARLAND CLARKE HOLDINGS CORP
filed 2010-02-26
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of February 26, 2010, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

*	The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

HARLAND CLARKE HOLDINGS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

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

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions, for aggregate consideration of $12.9 million, subject to achievement of certain revenue targets in 2010 and 2011. The aggregate consideration of $12.9 million includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of revenue targets, with a maximum contingent consideration of $2.0 million if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include B2B strategic services, B2C strategic services, database marketing and analytics, outbound B2B teleservices and production and fulfillment.

In December 2008, Harland Clarke Corp. acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 million (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

In February 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

The Company has organized its business and corporate structure along the following three business segments: Harland Clarke, Harland Financial Solutions and Scantron.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition, the Harland Clarke segment provides check-related delivery and fraud prevention services, stationery, business cards and other business and home office products to consumers and small businesses.

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide, including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.

The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools, including software, scanning equipment, forms, and related field maintenance services.

Company Overview

Harland Clarke

Harland Clarke provides checks and related products, direct marketing services and customized business and home office products to financial services, retail and software providers as well as consumers and small business. In 2009, Harland Clarke generated revenues of $1,226.0 million (72% of the Company’s 2009 consolidated net revenues).

Products and Services

Checks and Related Products

In addition to offering basic consumer and small business checks, Harland Clarke also offers checks customized with licensed designs and characters, such as cartoon characters, collegiate designs and photographs. Harland Clarke also offers a variety of financial documents in conjunction with consumer and small business financial software packages. Accessory products include leather checkbook covers, endorsement stamps, address labels, recording registers and other bill paying accessories. In addition, Harland Clarke also offers its clients a variety of fraud prevention solutions.

Harland Clarke offers various delivery options, including expedited and trackable delivery. Check users often prefer expedited delivery to both receive their order sooner and for the security and tracking features that these expedited methods provide. These delivery services represent an important component of the range of value-added service offerings.

Harland Clarke also offers a wide variety of standard financial forms and flexible formats to suit clients’ needs, and the products are also compatible with image processing systems. Harland Clarke also provides treasury management supplies, such as integrated cash deposit products, customized deposit tickets and security bags.

Marketing Services

Harland Clarke also offers integrated, multi-channel marketing services that help clients measure, understand, manage and optimize their business-to-consumer and business-to-business relationships as well as their returns on marketing investments. These services include:

•	marketing strategies such as acquisition, lead generation and nurturing, retention, activation, cross-selling and up-selling;

•	data management and analytics;

•	database design, development and hosting;

•	print production and lettershop;

•	teleservices; and

•	online and e-mail marketing with advanced filtering to deliver targeted messages, social media and web analytics integration, and tools to manage complex enterprise and channel programs.

Customized Business and Home Office Products

In addition to a wide variety of checks and related products, Harland Clarke offers consumers and small businesses customized products including stationery, business cards, notepads, invitations, announcements, labels, rubber stamps and envelopes.

Sales and Marketing

Harland Clarke manages relationships with large and complex financial and commercial institutions through dedicated account management teams composed of relationship management, marketing, operations and service oriented skill sets. In addition, Harland Clarke has a national sales force targeting distinct financial institution segments ranging from major nationwide and large regional banks and securities firms to community banks and credit unions. Hosted websites, contact center services and mail order forms enable clients to offer convenient ordering options to their customers.

Harland Clarke also markets its products directly to consumers and small businesses through advertising inserts in newspapers, advertisements sent directly to residences, and online and e-mail advertising. Online shopping, contact center access and mail order forms enable consumers to order at their convenience.

Clients

The clients of Harland Clarke range from major national and large regional banks and securities firms to community banks, credit unions, brokerage houses, retailers and software companies. In addition, Harland Clarke clients include consumers and small businesses.

Harland Clarke contracts with its clients are generally sole-source contracts for the sale of its checks and related products to the clients’ customers. The initial terms of the agreements generally range from three to five years and generally are terminable for cause, although some of its financial institution clients, including Bank of America, can terminate their contracts for convenience.

Competition

Harland Clarke’s primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelly & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.

Environmental Matters

Harland Clarke’s current check printing operations use hazardous materials in the printing process and generate solid wastes, wastewater and air emissions. Consequently, its facilities are subject to many existing and proposed federal, state and local laws and regulations designed to protect human health and the environment. While enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup, Harland Clarke believes that its facilities are currently in material compliance with such laws and regulations.

Historic check printing operations at Harland Clarke’s current and former facilities used hazardous materials and generated regulated wastes in greater quantities than Harland Clarke’s current operations. In some instances Harland Clarke has sold these facilities and agreed to indemnify the buyer of the facility for potential environmental liabilities. Harland Clarke may also be subject to liability under environmental laws for environmental conditions at these current or former facilities or in connection with the disposal of waste generated at these facilities. Harland Clarke is not aware of any fact or circumstance that would require the expenditure of material amounts for environmental cleanup or indemnification in connection with its historic operations. However, if environmental contamination is discovered at any of these former facilities or at locations where wastes were disposed, Harland Clarke could be required to spend material amounts for environmental cleanup.

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

Harland Financial Solutions

Harland Financial Solutions provides technology products and services to financial services clients worldwide including lending and mortgage applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems. In 2009, Harland Financial Solutions generated revenues of $278.9 million (16% of the Company’s 2009 consolidated net revenues).

Products and Services

Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation, Internet banking, mobile banking and business intelligence products into its core processing solutions. Management believes that this integration capability differentiates Harland Financial Solutions from other providers. Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through business intelligence and branch automation software. Harland Financial Solutions offers Internet banking, mobile banking and branch automation systems designed to enhance the customer experience through integrated teller, platform, call center and self-service tools.

Harland Financial Solutions also sells loan and deposit origination and compliance software to financial institutions. Harland Financial Solutions offers a complete product suite, Pro Suite, including solutions for lending, account opening, sales management and loan underwriting. Harland Financial Solutions also offers a commercial lending risk management, underwriting and portfolio management product suite marketed as CreditQuest. Harland Financial Solutions provides mortgage loan origination, production and servicing solutions through its Interlinq solution.

Backlog

Harland Financial Solutions’ backlog, which consists primarily of contracted products and services prior to delivery, was $363.8 million at December 31, 2009. The Company expects to deliver approximately 32% of this backlog during 2010. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2011 and beyond.

Sales and Marketing

Harland Financial Solutions predominately sells its products and services directly to financial institutions through its own national sales organization supported by dedicated product management, marketing, and client support organizations.

Clients

Harland Financial Solutions is a leading supplier of financial software and services to financial institutions, including banks, credit unions and thrifts. Harland Financial Solutions contracts generally provide for a license with ongoing maintenance or a term-based service arrangement.

Competition

Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., FISERV, Inc., Jack Henry & Associates, Inc., Open Solutions Inc., Computer Services Inc., and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with products or services offered by Harland Financial Solutions both domestically and internationally, including TEMENOS Group AG, Misys plc, Infosys Technologies Limited, Tata Consultancy and BISYS Group, Inc. There are also many other competitors that offer one or more specialized products or services that compete with products and services offered by Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.

Scantron

Scantron provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. Scantron’s solutions combine a variety of data collection, analysis and management tools, including web-based software tools, scanning equipment, forms, and related field maintenance services. For the year ended December 31, 2009, Scantron generated revenue of $208.0 million (12% of the Company’s 2009 consolidated net revenues).

Products and Services

Education-Related Products

Scantron’s sales to K-12 educational institutions have historically represented the largest portion of Scantron’s revenues, although it also generates revenues from sales to higher education, healthcare, government and commercial institutions. In 2009, Scantron derived approximately 33% of its revenues from sales to K-12 educational institutions.

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

Scantron has integrated Achievement Series and Performance Series to provide an overall diagnostic, achievement testing, monitoring and data reporting solution. These solutions also allow the easy integration of disparate technologies and content. Scantron’s Achievement Series and Performance Series solutions generate subscription revenues and the opportunity for the sale of associated products, including forms and scanner solutions, testing content, testing-based instruction applications and data management tools.

Scantron provides educational institutions with a patented forms and scanner solution for standardized and classroom-based testing needs. The Scantron forms and scanner solution has achieved widespread acceptance among educational institutions. Scantron generates forms and scanner solutions revenues by charging for the purchase or lease of scanners and the purchase of forms by the client. In addition, Scantron has a loan marketing program, under which a scanner is loaned to a client in exchange for a minimum annual forms purchase.

Scantron also offers custom form and scanner solutions, course evaluations and classroom testing software packages, and student response devices.

Commercial, Healthcare, and Government — Related Products

Scantron provides data management outsourcing services for clients using web-based, telephone and paper-based methods for data collection, processing, analysis and reporting. These services include customer and employee surveys, patient information tracking, and a wide variety of other data collection, analysis and management applications.

Scantron provides custom form and scanner solutions for a wide variety of data collection applications such as patient information collection, safety assessments and employee testing or information collection.

Scantron offers scanners with both optical mark and full image capabilities. The scanners range in size and speed for various customer applications. Scantron also provides software that converts optical marks and images into digital data for delivery to third-party applications.

In addition, Scantron offers software packages for client-managed survey and general data collection.

Field Maintenance Services

Scantron provides field maintenance services including installation, maintenance and repairs for computers and other third-party equipment as well as Scantron scanners.

Backlog

Scantron’s backlog, which consists primarily of contracted products and services prior to delivery, was $65.3 million at December 31, 2009. The Company expects to deliver approximately 68% of this backlog during 2010.

Sales, Marketing and Product Support

Scantron sells its products and services directly through sales organizations segmented by industry vertical or product category. Scantron provides comprehensive product support to its clients directly with telephone and online support and provides on-site and depot support for scanner products.

Clients

Clients for Scantron’s educational products range from K-12 institutions and districts to higher education institutions. Clients for Scantron’s other data management products include commercial, healthcare and government organizations.

Competition

Scantron competes with many education software providers at the K-12 and higher education levels. Scantron also faces significant competition from a number of local and regional education competitors. Scantron faces competition with respect to its forms and scanners from large international and regional printers and manufacturers. The business landscape for commercial, healthcare and governmental data management is highly fragmented, and Scantron faces competition for its products and services from many large and small companies.

The Company’s Suppliers

The main supplies used in check and form printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Harland Clarke has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Using alternative suppliers may, however, result in increased costs. Harland Clarke has not historically experienced any material shortages and management believes Harland Clarke has redundancy in its supplier network for each of its key inputs.

Scantron purchases a majority of the paper for its business from a single supplier. It purchases scanner components from various equipment manufacturers and supply firms. Scantron historically has not experienced shortages of materials and believes it will continue to be able to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices.

The Company’s Foreign Sales

The Company conducts business outside the United States in Canada, Israel and Ireland. Its foreign sales totaled $18.1 million in 2009, $19.1 million in 2008 and $8.4 million in 2007.

The Company’s Employees

As of December 31, 2009, the Company had approximately 7,300 employees. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in an Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). The amended complaint alleged, among other things, that HFS’s LaserPro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Following the removal of the action to the United States District Court for the Southern District of Illinois, the District Court entered an order granting with prejudice HFS’s motion to dismiss Mr. Kitson’s claims. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all remaining claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2 million. The class settlement agreement was approved by the District Court in January 2010.

Other commercial borrowers that have obtained loans from other banks in Illinois, Ohio and South Carolina have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and their likely progress is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

As of December 31, 2009, we had total indebtedness of $2,238.8 million (including $5.7 million of capital lease obligations and other indebtedness), and $87.5 million of additional availability under our revolving credit facility (after giving effect to the issuance of $12.5 million of letters of credit). In addition, under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of our senior secured credit facilities and notes allow us to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

We are required to make scheduled payments of principal on our senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed under that facility. No such excess cash flow payment was paid in 2009 with respect to 2008 and no such excess cash flow payment is required to be paid in 2010 with respect to 2009. We are required to repay our senior secured term loan in full in 2014 and are required to repay our senior notes in 2015. Our revolving credit facility will mature in 2013.

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

We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities and the indenture governing our senior notes do not fully prohibit us from doing so. In addition, as of December 31, 2009, there was $87.5 million of additional availability under our $100.0 million revolving credit facility (after giving effect to the issuance of $12.5 million of letters of credit). Under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness under our senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of our senior secured credit facilities and senior notes allow us to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

Risks Related to Our Business

Weak economic conditions and further acceleration of check unit declines may continue to have an adverse effect on the Company’s revenues and profitability and could result in additional impairment charges.

The Company has substantial intangible assets, including substantial goodwill arising from previous acquisitions. Goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired. The Company also has a significant amount of property, plant and equipment and amortizable intangible assets, such as customer relationships, which are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test processes are more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included elsewhere in this Annual Report on Form 10-K.

The annual impairment evaluations for goodwill and indefinite-lived intangible assets involve significant estimates and assumptions made by management regarding specific business and operating factors as well as discount rates. Changes in estimates and assumptions, as well as the occurrence of various events or changes in circumstances could have a material impact on the fair value of goodwill or indefinite-lived intangible assets in future periods, which in turn may result in material asset impairments. Similar considerations apply to any impairment evaluation of our property, plant and equipment and amortizable intangible assets as well as our determinations as to whether interim impairment tests are necessary.

The Company periodically updates its long-range business plans and forecasts, which include financial projections that are incorporated in the annual impairment tests. Estimated revenue growth rates for all reporting units may be lower than past projections due to the various factors discussed in this report, including, but not limited to, the following:

•	the continued adverse economic environment, which may negatively affect future revenue and margins as a result of lower demand and pricing pressure; and

•	check unit declines that have continued at a higher rate than in the past and are expected to continue to decline at higher rates than in recent years, which may negatively affect future revenue for our Harland Clarke segment.

Depending on the nature of these factors and the expected relative magnitude and permanency of their effects, the Company’s businesses may not be able to achieve previous levels of performance even when overall economic conditions improve. During the 2009 annual impairment test for goodwill and indefinite-lived tradenames, the Company determined the fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 million was recorded in the fourth quarter of 2009 based on the current fair value of the Harland Clarke tradename being less than its carrying value and the useful life was reclassified from an indefinite life to a life of 25 years.

Future impairment tests may result in a determination that there have been additional material asset impairments. Any asset impairment would be reported as a non-cash operating loss, would have a negative effect on the Company’s earnings and total assets, and could have a negative impact on the market prices of the Company’s outstanding securities. Impairment charges in the future would not impact the Company’s consolidated cash flows, current liquidity, capital resources and covenants under its existing credit facilities.

Difficult conditions in the financial markets and a general economic downturn may adversely affect the business and results of operations of the Company and we cannot determine if these conditions will improve or worsen in the near future.

The economic conditions in late 2008 and 2009 and the volatility in the financial markets during this period have contributed and may continue to contribute to high unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. During this period, a number of financial institutions have taken significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We cannot determine whether the difficult conditions in the economy in general and/or the financial markets will improve or worsen in the near future. Our businesses have been and may continue to be adversely affected by these difficult conditions. Harland Clarke may experience reduced revenues due to losses of customers in the event the financial institutions upon which it depends either merge with or are sold to other institutions, or fail, or in the event that consumer spending continues to decline, or checking account openings continue to decrease, resulting in further acceleration in the decline of check usage and the use of Harland Clarke’s other products. Similarly, Harland Financial Solutions, which also depends on its financial institution customers, may be adversely affected due to losses of financial institution customers from mergers, consolidations or failures. Reductions in financial institution information technology budgets in response to market difficulties could continue to result in further delays or cancellations of Harland Financial Solutions client purchases, as well as potential pricing pressure on Harland Financial Solutions products. Economic slowdown and liquidity constraints may also cause state and local public and private education budgets to be further reduced, which could continue to result in reduced revenues at Scantron, as well as pricing pressure on Scantron products. In addition, further disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance.

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

We may not successfully implement any or all components of our business strategies or realize all of our continued cost savings, which could reduce our revenues and profitability.

Important components of our business strategies are to cross-sell between business segments, capitalize on complementary offerings across the client base of our Harland Clarke segment, cross-sell software products into our combined client base, continue focusing on software-enabled testing and assessment products while expanding the offering of survey services to financial institutions, and continue to reduce costs and generate strong cash flow.

We may not be able to fully implement any or all components of our business strategies or realize, in whole or in part or within the timeframes anticipated, the efficiency improvements or cost savings from these strategies. These strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Financial industry turmoil and the general economic slowdown may continue to adversely affect our ability to implement our business strategies. Additionally, our business strategies may change from time to time. As a result, we may not be able to achieve our expected results of operations.

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

Our business is largely driven by the personal relationships of our senior management teams. Despite executing employment agreements with certain members of our senior management teams, these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost, or at all. We have not obtained “key person” insurance for any member of our senior management teams. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to changes in interest rates on our variable-rate debt. A hypothetical increase of 1 percentage point in the variable component of interest rates applicable to floating rate debt outstanding as of December 31, 2009 would have resulted in an increase to interest expense of approximately $9.0 million per year including the effect of interest rate swaps outstanding at December 31, 2009. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the success of our research and development and the failure to develop new and improved products could adversely affect our business.

We have in the past made, and intend to continue in the future to make, investments in research and development in order to enable us to identify and develop new products. The development process for new products can be lengthy. Despite investments in this area, our research and development may not result in the discovery or successful development of new products. The success of our new product offerings will depend on several factors, including our ability to:

•	accurately anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	obtain necessary regulatory approvals;

•	differentiate our products from competitors’ products; and

•	use our research and development budget efficiently.

The continuous introduction of new products is important to our growth. Our financial condition could deteriorate if we cannot timely and cost effectively develop and commercialize new products.

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

Our operations are subject to many existing and proposed federal, state, local and foreign laws and regulations pertaining to pollution and protection of human health and the environment, the violation of which can result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to air emissions; wastewater discharges; occupational safety and health; the generation, handling, treatment, remediation, use, storage, transport, release, and exposure to hazardous substances and wastes. Under certain of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. In addition, environmental laws and regulations, and interpretation or enforcement thereof, are constantly evolving and any such changes could affect the business, financial condition or results of operations. Enforcement of these laws and regulations may require the expenditure of material amounts for environmental compliance or cleanup.

The operations of our Harland Clarke segment use hazardous materials in the printing process and generate wastewater and air emissions. Some of our historic check and form printing operations at current and former facilities used hazardous materials in greater quantities. In some instances, we have sold these facilities and agreed to indemnify the buyer of the facility for certain environmental liabilities. We may also be subject to liability under environmental laws and regulations for environmental conditions at our current or former facilities or in connection with the disposal of waste generated at these facilities. Although we are not aware of any fact or circumstance that would require the expenditure of material amounts for environmental compliance or cleanup, if environmental liabilities are discovered at our current or former facilities or at locations where our wastes were disposed, we could be required to spend material amounts for environmental compliance or cleanup.

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

MacAndrews & Forbes Holdings Inc. is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes Holdings Inc., beneficially owned, as of December 31, 2009, approximately 43.4% of the outstanding common stock of M & F Worldwide, which beneficially owns 100% of our stock. In addition, two of our directors and two of M & F Worldwide’s directors, as well as M & F Worldwide’s senior executives, are affiliated with MacAndrews & Forbes Holdings Inc. As a result, MacAndrews & Forbes Holdings Inc. and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects. In recent quarters, Harland Clarke had experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2009, financial institutions accounted for approximately 85% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2009, the top 20 clients of our Harland Clarke segment represented approximately 42% of its revenues, with sales to Bank of America representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or “for cause.” A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients could have a material adverse effect on our revenues and profitability.

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

The direct-to-consumer business of our Harland Clarke segment has experienced declines in response and retention rates related to direct mail promotional materials. We believe that these declines are attributable to a number of factors, including the decline in check usage, the overall increase in direct mail solicitations received by our target customers, and the multi-box promotional strategies employed by us and our competitors. To offset these factors, we may have to modify and/or increase our marketing efforts, which could result in increased expense.

The profitability of the direct-to-consumer business of our Harland Clarke segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates, as well as the consumer response rates generated by such advertising. Suitable advertising media may not be available at a reasonable cost, or available at all. Furthermore, the advertising we utilize may not be effective. Competitive pricing pressure may inhibit our ability to reflect any of these increased costs in the prices of our products. We may not be able to sustain our current levels of profitability as a result.

Risks Related to our Harland Financial Solutions and Scantron Segments

If we fail to continually improve our Harland Financial Solutions and Scantron products, effectively manage our product offerings and introduce new products and service offerings, our business may suffer.

Harland Financial Solutions’ and Scantron’s businesses are affected by technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. The businesses of providing technological solutions to financial institutions, educational organizations and other enterprises have been and continue to be intensely competitive, requiring us to continually improve our existing products and create new products while at the same time controlling our costs. We face intense competition from a number of multi-national, international, national, regional and local providers of software and services, some of whom may have greater financial and other resources than we have, greater familiarity with our prospective clients than we do, or the ability to offer more attractive products and services than we do. Our future success will depend in part upon our ability to:

•	continue to enhance and expand existing Harland Financial Solutions and Scantron products and services;

•	make Harland Financial Solutions and Scantron products compatible with future and existing operating systems and applications that achieve popularity within the business application marketplace, including current and future versions of Windows, Unix and IBM iSeries;

•	engage in new business initiatives; and

•	develop and introduce new products and new services that satisfy increasingly sophisticated client requirements, keep pace with technological and regulatory developments, provide client value and are attractive to customers.

We may not successfully anticipate and develop product enhancements or new products and services to adequately address changing technologies and client requirements. Any such products, solutions or services may not be successful or may not generate expected revenues or cash flow, and the business and results of operations of our Harland Financial Solutions and Scantron businesses may be materially and adversely affected as a result.

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

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2009, financial institutions accounted for substantially all of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.

Downturns in general economic and industry conditions, enhanced regulatory burdens and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation (“FDIC”) and National Credit Union Administration (“NCUA”) or due to newly proposed Federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. Such reductions and longer lead times could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Recent financial industry turmoil and the general economic slowdown may adversely affect our financial institution clients’ ability or willingness to commit financial resources to our products, and spending decisions by these clients may continue to be delayed. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.

As our software offerings increase in number, scope and complexity, our need to prevent any undetected errors and to correct any identified errors may increase our costs, slow the introduction of new products and we may become subject to warranty or product liability claims which could be costly to resolve and result in negative publicity.

Although our Harland Financial Solutions and Scantron businesses test each of their new products and product enhancement releases and evaluate and test the products obtained through acquisition before introducing them to customers, significant errors may be found in existing or future releases of our software products, and vulnerability to cyber attacks may arise, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy client demands. In addition, defects in our products or difficulty integrating our products with our clients’ systems could result in delayed or lost revenues, warranty or other claims against us by clients or third parties, adverse client reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Errors, defects or other performance problems of our products could result in harm or damage to our clients and expose us to liability, which may adversely affect our business and operating results.

Because our clients may use our products for mission critical applications, errors, defects or other performance problems may cause financial or other damages to our clients and result in claims for substantial damages against us, regardless of our responsibility for such errors, defects or other performance problems. For example, Harland Financial Solutions has been named in at least one lawsuit challenging certain provisions in Harland Financial Solutions’ lending products.

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

Failure to hire and retain a sufficient number of qualified information technology professionals could have a material adverse effect on our business, results of operations and financial condition.

Our business of delivering professional information technology services is labor intensive, and, accordingly, our success depends upon our ability to attract, develop, motivate, retain and effectively utilize highly skilled information technology professionals. We believe that there is a growing shortage of, and significant competition for, information technology professionals in the United States who possess the technical skills and experience necessary to deliver our services, and that such information technology professionals are likely to remain a limited resource for the foreseeable future. We believe that, as a result of these factors, we operate within an industry that experiences a significant rate of annual turnover of information technology personnel. Our business plans are based on hiring and training a significant number of additional information technology professionals each year to meet anticipated turnover and increased staffing needs. Our ability to maintain and renew existing engagements and to obtain new business depends, in large part, on our ability to hire and retain qualified information technology professionals. We may not be able to recruit and train a sufficient number of qualified information technology professionals, and we may not be successful in retaining current or future employees. Increased hiring by technology companies and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which we operate and hire. Failure to hire and train or retain qualified information technology professionals in sufficient numbers could have a material adverse effect on our business, results of operations and financial condition.

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

Our Harland Financial Solutions segment provides services to clients that are subject to government regulations that could constrain its operations.

The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Harland Financial Solutions operations are examined by the Office of the Comptroller of the Currency, the FDIC and the NCUA, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively impact our current Harland Financial Solutions’ operations or limit its future growth.

We may not be able to successfully develop new products and services for our Scantron segment, and those products and services may not receive widespread acceptance. As a result, the business, prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

The data collection and educational testing industry has also changed significantly during recent years due to technological advances and regulatory changes, and we must successfully develop new products and solutions in our Scantron segment to respond to those changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, customer acceptance, adoption rates and competition, all of which could have a negative impact on our business. If we are not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

Budget deficits may reduce funding available for Scantron products and services and have a negative impact on our revenue.

Our Scantron segment derives a significant portion of its revenues from public schools and colleges, which are heavily dependent on local, state and federal governments for financial support. Government budget deficits, including deficits arising from the current economic slowdown, may have a negative effect on the availability of funding for Scantron products. Budget deficits experienced by schools or colleges may also cause those institutions to react negatively to future price increases for Scantron products. If budget deficits significantly reduce funding available for Scantron products and services, our revenue could be adversely affected.

If we are not able to obtain paper and other supplies at acceptable quantities and prices, our revenue could be adversely affected.

Our Scantron segment purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. Rising inflation will also cause Scantron’s material and delivery costs to rise. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our profitability could be adversely affected.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Harland Clarke is headquartered in San Antonio, Texas, Harland Financial Solutions is headquartered in Lake Mary, Florida and Scantron is headquartered in Eagan, Minnesota. The principal properties for each segment are as follows:

Harland Clarke

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/Owned Status

Atlanta, GA	Holding Company Headquarters and Harland Clarke Administration, Sales and Marketing	96,400	Owned
Atlanta, GA	Information Technology	36,000	Owned
Atlanta, GA(a)	Closed	54,000	Owned
Atlanta, GA(a)	Closed	132,300	Owned
Atlanta, GA	Tech Center	14,294	Leased
Atlanta, GA	Operations Support	9,665	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Braintree, MA	Marketing Services and Production	102,000	Leased
Charlotte, NC	Administration	4,906	Leased
Clayton, MO	Services	1,803	Leased
Colorado Springs, CO	Services	22,665	Leased
Des Moines, IA	Printing	65,250	Leased
Glen Burnie, MD	Marketing Services and Production	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Greensboro, NC(a)	Closed	66,250	Owned

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/Owned Status

Hato Rey, Puerto Rico	Printing	22,125	Leased
Hato Rey, Puerto Rico	Sales	2,356	Leased
High Point, NC	Printing	135,000	Leased
Jeffersonville, IN	Printing	141,332	Leased
Kansas City, MO	Marketing Services	5,401	Leased
Lisle, IL	Marketing Services	7,050	Leased
Louisville, KY	Printing	50,000	Leased
Milton, WA	Printing	87,640	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Redwood City, CA	Administration	10,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
San Antonio, TX	Warehouse	18,675	Leased

(a)	Held for sale.

Harland Financial Solutions

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/Owned Status

Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	5,500	Leased
Bothell, WA	Development and Support	20,784	Leased
Carmel, IN	Development and Support	5,931	Leased
Cincinnati, OH	Administration and Service Bureau	63,901	Leased
Clive, IA	Service Bureau	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Englewood, CO	Development and Support	28,800	Leased
Fargo, ND	Development and Support	18,371	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Corporate Headquarters, Development and Support	80,390	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Orlando, FL	Processing	14,800	Leased
Pleasanton, CA	Development and Support	49,115	Leased
Portland, OR	Administration, Development and Support	79,089	Leased
Tel Aviv, Israel	Development and Support	4,693	Leased

Scantron

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/Owned Status

Columbia, PA	Printing	121,370	Owned
Eagan, MN	Corporate Headquarters, Development and Support	109,500	Owned
Irvine, CA	Development and Support	110,000	Leased
Lawrence, KS	Administration	21,000	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
San Diego, CA	Development and Support	10,175	Leased

Item 3.	Legal Proceedings

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in an Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). The amended complaint alleged, among other things, that HFS’s LaserPro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Following removal of the action to the United States District Court for the Southern District of Illinois, the District Court entered an order granting with prejudice HFS’s motion to dismiss Mr. Kitson’s claims. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all remaining claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2 million. The class settlement agreement was approved by the District Court in January 2010.

Other commercial borrowers that have obtained loans from other banks in Illinois, Ohio and South Carolina have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and their likely progress is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect, wholly owned subsidiary of M & F Worldwide. As such, our common stock is not listed on any stock exchange or traded in any over-the-counter market and is held by only one holder.

Item 6.	Selected Financial Data

The table below reflects historical financial data, which are derived from our consolidated financial statements for the years ended December 31, 2009, 2008, 2007, 2006, and the periods December 15 to December 31, 2005, April 1 to December 14, 2005, and January 1 to March 31, 2005.

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

						Predecessor	Predecessor
	Successor	Successor	Successor	Successor	Successor	(Honeywell)	(Novar)
	Year Ended	Year Ended	Year Ended	Year Ended	Dec 15 to	Apr. 1 to	Jan 1 to
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 14,	Mar. 31,
(In millions)	2009(a)	2008(b)	2007(c)	2006	2005	2005	2005
Statement of Operations Data:
Net revenues	$1,712.3	$1,794.6	$1,369.9	$623.9	$24.1	$439.9	$154.4
Cost of revenues	997.7	1,066.9	833.8	388.4	17.4	285.6	91.1

Gross profit	714.6	727.7	536.1	235.5	6.7	154.3	63.3
Selling, general and administrative expenses	387.4	445.9	333.2	145.2	6.0	99.0	38.8
Asset impairment charges	44.4	2.4	3.1	—	—	—	—
Restructuring costs	32.5	14.6	5.6	3.3	—	1.8	0.4

Operating income	250.3	264.8	194.2	87.0	0.7	53.5	24.1
Gain (loss) on early extinguishment of debt	65.0	—	(54.6)	—	—	—	—
Interest expense, net	(135.9)	(184.2)	(159.9)	(60.0)	(2.8)	(2.4)	(5.6)
Other income (expense), net	0.1	(0.4)	(0.5)	—	—	—	—

Income (loss) before income taxes	179.5	80.2	(20.8)	27.0	(2.1)	51.1	18.5
Provision (benefit) for income taxes	67.4	33.0	(5.4)	7.5	(0.8)	20.1	7.5

Net income (loss)	$112.1	$47.2	$(15.4)	$19.5	$(1.3)	$31.0	$11.0

	December 31,
(In millions)	2009(a)	2008(b)	2007(c)	2006	2005
Balance Sheet Data:
Total assets	$3,252.0	$3,391.8	$3,447.6	$1,118.3	$1,149.9
Long-term debt, including current portion and short-term borrowings(d)	2,238.8	2,390.6	2,409.9	603.8	626.2
Stockholder’s equity	246.0	166.3	190.5	219.3	201.2

(a)	Includes the financial position and results of operations of Transaction Holdings from the date of its acquisition on December 31, 2008, the financial position and results of operations of Protocol IMS from the date of its acquisition on December 4, 2009 and the financial position of SubscriberMail from the date of its acquisition on December 31, 2009. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(b)	Includes the financial position and results of operations of Data Management from the date of its acquisition on February 22, 2008. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(c)	Includes the financial position and results of operations of Harland from the date of its acquisition on May 1, 2007. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(d)	Includes capital leases of $5.7 million, $2.6 million, and $3.4 million at December 31, 2009, 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and the Harland Clarke Holdings consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview of Business

Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. (“M & F Worldwide”) purchased 100% of the capital stock of Novar USA Inc. (“Novar”) (the “Clarke American Acquisition”) and was renamed Clarke American Corp., which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business.

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

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition, the Harland Clarke segment provides check-related delivery and fraud prevention services, stationery, business cards and other business and home office products to consumers and small businesses.

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.

The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools including software, scanning equipment, forms, and related field maintenance services.

The SubscriberMail and Protocol IMS Acquisitions

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions, for aggregate consideration of $12.9 million, subject to achievement of certain revenue targets in 2010 and 2011. The aggregate consideration of $12.9 million includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of revenue targets with a maximum contingent consideration of $2.0 million if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include B2B strategic services, B2C strategic services, database marketing and analytics, outbound B2B teleservices and production and fulfillment.

The Transaction Holdings Acquisition

In December 2008, Harland Clarke Corp. acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 million (the “Transaction Holdings Acquisition”). Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

The Data Management Acquisition

In February 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designed, manufactured and serviced scannable data collection products, including printed forms, scanning equipment and related software, and provided survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

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

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent quarters, Harland Clarke had experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.

Harland Clarke’s primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelly & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.

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

Harland Financial Solutions

Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the FDIC and NCUA or due to newly proposed Federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.

Harland Financial Solutions’ business is affected by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The business of providing technological solutions to financial institutions and other enterprises requires that we continually improve our existing products and create new products while at the same time controlling our costs to remain price competitive.

Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., FISERV, Inc., Jack Henry & Associates, Inc., Open Solutions Inc., Computer Services Inc., and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with Harland Financial Solutions both domestically and internationally, including TEMENOS Group AG, Misys plc, Infosys Technologies Limited, Tata Consultancy and BISYS Group, Inc. There are also many other competitors that offer one or more specialized products or services that compete with Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.

Scantron

While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. Scantron’s education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse impact on Scantron’s operating results. Data collection is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. While Scantron’s non-paper data collection business could benefit from this trend, Scantron’s paper-based data collection business could be negatively affected by this trend. Changes in the overall economy can affect the demand for data collection to the extent that Scantron’s customers adjust their research or testing expenditures.

Critical Accounting Policies and Estimates

The Company reviews its accounting policies on a regular basis. The Company makes estimates and judgments as part of its financial reporting that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, investments, intangible assets, other postretirement benefits, income taxes, contingencies and litigation, as well as other assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from the assumed outcomes. The Company believes the following critical accounting policies affect its more significant judgments and estimates.

Revenue Recognition – The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Harland Financial Solutions and Scantron segments. Revenue recognition requires judgment, including amongst other things, whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of the Company’s products and services over time.

Changes to the elements in a software arrangement or in the Company’s ability to identify VSOE for those elements could materially affect the amount of earned and unearned revenue reflected in the financial statements.

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and services or “elements.” None of these elements are deemed to be essential to the functionality of the other elements. The accounting guidance generally requires revenue earned on software arrangements involving multiple elements to be allocated proportionally to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. Deferred revenues represent amounts billed to the customer in excess of amounts earned.

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

Goodwill and Acquired Intangible Assets – Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. In 2009, the Company reduced the number of reporting units from five to four as a result of an organizational realignment and the integration of two former reporting units into a single reporting unit. Certain of the Company’s reporting units are the same as its reportable segments and certain reporting units are one level below the reportable segment, which is at the operating segment level.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally, except where guideline companies are not similar enough to provide a reasonable value using the market approach. When that occurs, the market approach is weighted less than the income approach.

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

The Company measures impairment of its indefinite-lived tradenames and trademarks based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames and trademarks are licensed in the marketplace. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

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

Contingencies and Indemnification Agreements – The Company records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are “contingencies,” and the accounting for such events follows accounting guidance for contingencies.

The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and consults with outside experts, as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. See Item 3. Legal Proceedings and Note 16 — Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Postretirement Benefits – The Company sponsors unfunded defined benefit postretirement plans that cover certain former salaried and non-salaried employees. One postretirement benefit plan provides health care benefits and the other provides life insurance benefits. The Company consults with outside actuaries who use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected health care cost trend rate to estimate these factors.

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

Derivative Financial Instruments – The Company uses derivative financial instruments to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities on the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

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

Accounting Guidance

See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of recently issued accounting guidance on the Company’s financial condition and results of operations.

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

Asset Impairments

Changes in estimates and assumptions used in the Company’s financial projections resulting from the factors discussed above for any of the Company’s business segments could have a material impact on the fair value of goodwill, indefinite-lived intangible assets or other long-lived assets in future periods, which may result in material asset impairments, as more fully described in Item 1A, “Risk Factors — Weak economic conditions and further acceleration of check unit declines may continue to have an adverse effect on the Company’s revenues and profitability and could result in additional impairment charges.”

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

Consolidated Operating Results

The Company has organized its business along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.

In the tables below, dollars are in millions.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The operating results for the years ended December 31, 2009 and 2008, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Protocol IMS, Transaction

Holdings and Data Management businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2009	2008

Consolidated Net Revenues:
Harland Clarke segment	$1,226.0	$1,290.4
Harland Financial Solutions segment	278.9	293.7
Scantron segment	208.0	211.3
Eliminations	(0.6)	(0.8)

Total	$1,712.3	$1,794.6

Net revenues decreased by $82.3 million, or 4.6%, to $1,712.3 million in 2009 from $1,794.6 million in 2008.

Net revenues from the Harland Clarke segment decreased by $64.4 million, or 5.0%, to $1,226.0 million in 2009 from $1,290.4 million in 2008. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn. Declines in volumes were partially offset by increased revenues per unit.

Net revenues from the Harland Financial Solutions segment decreased by $14.8 million, or 5.0%, to $278.9 million in 2009 from $293.7 million in 2008. The decrease was primarily due to declines in license, hardware and professional services revenues as well as in mortgage products, partially offset by increases in lending products. The Company believes the declines were partially affected by the economic downturn, which has negatively affected financial institution purchases.

Net revenues from the Scantron segment decreased by $3.3 million, or 1.6%, to $208.0 million in 2009 from $211.3 million in 2008. The Data Management Acquisition accounted for an increase of $14.6 million. The remaining $17.9 million decrease was a result of volume declines in hardware and forms products, partially offset by organic growth in software products. The Company believes transactions related to hardware and forms product lines were partially affected by the economic downturn.

Cost of Revenues:

	Year Ended December 31,
	2009	2008

Consolidated Cost of Revenues:
Harland Clarke segment	$764.3	$822.5
Harland Financial Solutions segment	119.6	124.1
Scantron segment	114.4	121.1
Eliminations	(0.6)	(0.8)

Total	$997.7	$1,066.9

Cost of revenues decreased by $69.2 million, or 6.5%, to $997.7 million in 2009 from $1,066.9 million in 2008.

Cost of revenues for the Harland Clarke segment decreased by $58.2 million, or 7.1%, to $764.3 million in 2009 from $822.5 million in 2008. The decrease was primarily due to lower volumes, which resulted in decreases in delivery, materials, and other variable overhead expenses. Labor costs decreased due to cost reduction and restructuring activities. Decreases in travel expenses and depreciation also contributed to the decrease in cost of revenues. These decreases were partially offset by inflation in delivery and materials expenses, as well as an increase in the amortization of intangible assets of $5.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.3% in 2009 as compared to 63.7% in 2008.

Cost of revenues for the Harland Financial Solutions segment decreased by $4.5 million, or 3.6%, to $119.6 million in 2009 from $124.1 million in 2008. The decrease was primarily due to lower hardware and third-party license costs related to volume declines, as well as reductions in labor and related expenses due to cost reduction activities. Decreases in depreciation and amortization also contributed to the decrease in cost of revenues. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 42.9% in 2009 as compared to 42.3% in 2008.

Cost of revenues for the Scantron segment decreased by $6.7 million, or 5.5%, to $114.4 million in 2009 from $121.1 million in 2008. The Data Management Acquisition accounted for an increase of $9.4 million. The remaining $16.1 million decrease was primarily due to volume declines and cost reductions related to the Data Management Acquisition, in addition to other restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 55.0% in 2009 as compared to 57.3% in 2008.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2009	2008

Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$206.6	$240.1
Harland Financial Solutions segment	112.1	131.6
Scantron segment	55.9	59.4
Corporate	12.8	14.8

Total	$387.4	$445.9

Selling, general and administrative expenses decreased by $58.5 million, or 13.1%, to $387.4 million in 2009 from $445.9 million in 2008.

Selling, general and administrative expenses for the Harland Clarke segment decreased by $33.5 million, or 14.0%, to $206.6 million in 2009 from $240.1 million in 2008. The decrease was primarily due to labor cost reductions and lower integration-related and travel expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 16.9% in 2009 as compared to 18.6% in 2008.

Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $19.5 million, or 14.8%, to $112.1 million in 2009 from $131.6 million in 2008. The decrease was primarily due to labor cost reductions, a reduction in compensation expense related to an incentive agreement for an acquisition and reductions in occupancy, travel and depreciation expenses. Selling, general and administrative expenses in 2009 and 2008 included charges of $3.5 million and $8.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 40.2% in 2009 as compared to 44.8% in 2008.

Selling, general and administrative expenses for the Scantron segment decreased $3.5 million, or 5.9%, to $55.9 million in 2009 from $59.4 million in 2008. The Data Management Acquisition accounted for an increase of $3.3 million, which was more than offset by a $6.8 million decrease, primarily due to cost reductions related to the Data Management Acquisition, in addition to other restructuring activities, and a decrease in integration-related expenses. In 2009, the Scantron segment incurred approximately $1.3 million in one-time expenses related to a contractual obligation owing to a former employee upon termination of employment. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.9% in 2009 as compared to 28.1% in 2008.

Corporate selling, general and administrative expenses decreased $2.0 million, or 13.5%, to $12.8 million in 2009 from $14.8 million in 2008, primarily due to lower professional fees.

Asset Impairment Charges

During 2009, the Company recorded non-cash asset impairment charges of $33.6 million for the Harland Clarke segment, $10.6 million for the Harland Financial Solutions segment and $0.2 million for the Scantron segment, of which $44.2 million related to an impairment of the Harland Clarke tradename. This impairment resulted from the 2009 annual impairment test for indefinite-lived tradenames and the Company’s decision to reclassify the Harland Clarke tradename to a definite life.

During 2008, the Company recorded non-cash asset impairment charges of $2.4 million for the Harland Clarke segment. The charges consisted of $1.9 million primarily related to the Company’s decision to consolidate facilities as a result of the Harland Acquisition. In addition, the Company experienced declines in customer revenues from Alcott Routon operations in 2008 and assessed the customer relationship intangible asset for impairment resulting in an impairment charge of $0.5 million.

See Notes 6, 7 and 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these asset impairment charges.

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

During 2009, the Company recorded restructuring costs of $25.7 million for the Harland Clarke segment and Corporate, $3.8 million for the Harland Financial Solutions segment and $3.0 million for the Scantron segment related to these plans. During 2008, the Company recorded restructuring costs of $8.3 million for the Harland Clarke segment and Corporate, $3.9 million for the Harland Financial Solutions segment and $2.4 million for the Scantron segment related to these plans (see Notes 3 and 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Interest Income

Interest income was $1.0 million in 2009 as compared to $2.2 million in 2008. The decrease in interest income was primarily due to lower average cash equivalents balances in 2009 as compared to 2008 and lower interest rates on investments in cash equivalents in 2009 as compared to 2008, partially offset by higher interest income on notes receivable from a related party in 2009.

Interest Expense

Interest expense was $136.9 million in 2009 as compared to $186.4 million in 2008. The decrease in interest expense was primarily due to lower effective interest rates and also a decrease in total debt outstanding.

Gain (Loss) on Early Extinguishment of Debt

During 2009, the Company extinguished debt with a total principal amount of $136.9 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million, resulting in a gain of $65.0 million after the write-off of $4.3 million of unamortized deferred financing fees related to the extinguished debt (see Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other Income (Expense), Net

Other income (expense), net was income of $0.1 million in 2009 as compared to an expense of $0.4 million in 2008. The income in 2009 was due to non-recurring miscellaneous income. The expense in 2008 was attributable to a $0.8 million write-down of an equity investment due to an other-than-temporary decline in its market value, partially offset by non-recurring miscellaneous income.

Provision for Income Taxes

The Company’s effective tax rate was 37.5% in 2009 and 41.1% in 2008. The change was primarily due to the effects of a net reduction in reserves for uncertain tax positions in 2009 and a reduction in foreign rate differential from 2008.

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

Net revenues for the Harland Clarke segment increased by $185.9 million to $1,290.4 million in 2008 from $1,104.5 million in 2007, due to the Harland Acquisition, which accounted for an increase of $210.9 million. The remaining $25.0 million decrease is primarily due to declines in marketing services products, which were negatively affected by the economic downturn, and volume declines in check and related products, partially offset by increased revenues per unit. Net revenues in 2007 also included charges of $0.6 million for non-cash fair value purchase accounting adjustments to deferred revenue related to the Harland Acquisition.

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

Cost of Revenues:

	Year Ended December 31,
	2008	2007

Consolidated Cost of Revenues:
Harland Clarke segment	$822.5	$711.8
Harland Financial Solutions segment	124.1	75.7
Scantron segment	121.1	47.5
Eliminations	(0.8)	(1.2)

Total	$1,066.9	$833.8

Cost of revenues increased by $233.1 million to $1,066.9 million in 2008 from $833.8 million in 2007 due to the Harland Acquisition, which accounted for an increase of $207.2 million, and the Data Management Acquisition, which accounted for an increase of $57.2 million.

Cost of revenues for the Harland Clarke segment increased by $110.7 million to $822.5 million in 2008 from $711.8 million in 2007 due to the Harland Acquisition, which accounted for an increase of $146.6 million. Cost reductions and lower expenses due to volume declines were partially offset by increases in delivery, labor and materials costs. Cost of revenues in 2007 also included charges of $1.4 million for non-cash fair value purchase accounting adjustments to inventory related to the Harland Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 63.7% in 2008 as compared to 64.4% in 2007.

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

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2008	2007

Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$240.1	$202.9
Harland Financial Solutions segment	131.6	90.5
Scantron segment	59.4	23.7
Corporate	14.8	16.1

Total	$445.9	$333.2

Selling, general and administrative expenses increased by $112.7 million to $445.9 million in 2008 from $333.2 million in 2007, due to the Harland Acquisition, which accounted for an increase of $91.7 million and the Data Management Acquisition, which accounted for an increase of $20.1 million.

Selling, general and administrative expenses for the Harland Clarke segment increased by $37.2 million to $240.1 million in 2008 from $202.9 million in 2007, primarily due to the Harland Acquisition, which accounted for $26.3 million of the increase. The remaining $10.9 million of the increase was primarily due to an increase in integration expenses related to the Harland Acquisition and a change in vacation policy, partially offset by labor cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 18.6% and 18.4% in 2008 and 2007, respectively.

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

Asset Impairment Charges

During 2008, the Company recorded non-cash asset impairment charges of $2.4 million for the Harland Clarke segment. The charges consisted of $1.9 million primarily related to the Company’s decision to consolidate facilities as a result of the Harland Acquisition. In addition, the Company experienced declines in customer revenues from Alcott Routon operations in 2008 and assessed the customer relationship intangible asset for impairment resulting in an impairment charge of $0.5 million. During 2007, the Company recorded non-cash asset impairment charges of $3.1 million for the Harland Clarke segment. These charges resulted from the Company’s impairment assessments of tradename and customer relationship intangible assets of Alcott Routon operations due to greater revenue attrition than expected.

See Notes 6, 7 and 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these asset impairment charges.

Restructuring Costs

During 2007, as a result of the Harland Acquisition, the Company adopted a plan to restructure its business. The plan focused on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. During 2008, the Company adopted further restructuring plans within the Harland Clarke segment to leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas. During the first quarter of 2008, as a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment. These plans focused on improving operating margin through consolidating facilities and reducing duplicative selling, general and administrative expenses. During the second quarter of 2008, the Company adopted a plan to restructure certain selling, general and administrative functions within the Harland Financial Solutions segment. This plan focused on improving operating margin through reducing selling, general and administrative expenses by leveraging the Company’s shared services capabilities.

The Company recorded restructuring costs, net of adjustments, of $8.3 million for the Harland Clarke segment and Corporate, $3.9 million for the Harland Financial Solutions segment and $2.4 million for the Scantron segment for the year ended December 31, 2008 related to these plans. The Company also recorded $0.6 million, $1.5 million and $2.5 million of restructuring costs in the purchase accounting for the Harland Acquisition, the Transaction Holdings Acquisition and the Data Management Acquisition, respectively, for the year ended December 31, 2008 (see Notes 3 and 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company recorded $5.6 million of restructuring costs for the Harland Clarke segment and Corporate in the year ended December 31, 2007 related primarily to these plans.

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

Gain (Loss) on Early Extinguishment of Debt

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

Other Income (Expense), Net

Other income (expense), net was an expense of $0.4 million in 2008 as compared to an expense of $0.5 million in 2007. These amounts primarily relate to non-recurring miscellaneous expenses and income.

Provision (Benefit) for Income Taxes

The Company’s effective tax rate was a provision of 41.1% in 2008 and a benefit of 26.0% in 2007. The change is primarily due to the tax benefit in 2007 being lower than the statutory rate (9.0%), 2008 foreign rate differential (2.1%) and 2008 state taxes (3.9%).

Related Party Transactions

Notes Receivable

In 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 million and a term loan of $0.5 million, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0 million, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the facility and note, the Company also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 million of principal in 2010.

The outstanding balance on the senior secured credit facility and the note are included in other assets in the consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. During 2009, the Company received $15.0 million in payments and released $9.8 million in draws on the revolver, bringing the principal balance of the debt to $7.0 million at December 31, 2009. During 2008, the Company received $15.2 million in payments and released $13.5 million in draws on the revolver, bringing the principal balance of the debt to $12.2 million at December 31, 2008. Interest income of $0.8 million and $0.4 million was recorded in 2009 and 2008, respectively.

Other

The Company expensed $2.7 million, $2.7 million and $2.1 million during 2009, 2008 and 2007, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and accrued expenses.

During 2009 and 2008, the Company paid cash dividends of $41.3 million and $65.0 million, respectively to M & F Worldwide as permitted by restricted payment baskets within the Company’s debt agreements. During 2007, the Company paid a cash dividend in the amount of $1.8 million to M & F Worldwide to cover certain public company related expenses.

As discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company paid $2.0 million in February 2008 to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

The Company participates in MacAndrews & Forbes Holdings Inc.’s directors and officer’s insurance program, which covers the Company as well as MacAndrews & Forbes Holdings Inc. and its other affiliates. MacAndrews & Forbes Holdings Inc. directly and indirectly beneficially owned, as of December 31, 2009, approximately 43.4% of outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings Inc. for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2009 and 2008, the Company recorded prepaid expenses of $0.4 million and $0.3 million, respectively, relating to the directors and officers insurance program in the accompanying consolidated balance sheets. The Company paid $0.1 million, $0.3 million and $0.4 million to MacAndrews & Forbes Holdings Inc. in 2009, 2008 and 2007, respectively, under the insurance program.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities for the year ended December 31, 2009 was $205.3 million as compared to $200.7 million during the year ended December 31, 2008. The increase in net cash provided by operating activities of $4.6 million was due to an increase in cash flow from operations partially offset by changes in working capital. Working capital increased primarily due to lower incentive compensation and interest accruals in addition to higher spare parts inventories in 2009, as well as the timing of year-end payments related to prepaid expenses and other accrued expenses.

The Company’s net cash used in investing activities was $76.8 million for year ended December 31, 2009 as compared to $290.8 million for the year ended December 31, 2008. The decrease in cash used in investing activities was primarily due to the Data Management Acquisition in 2008 and an investment in related-party notes receivable in 2008, decreased capital expenditures in 2009 and increased net repayments on related-party notes receivable in 2009, partially offset by an investment in marketable securities and acquisitions in 2009.

The Company’s net cash used in financing activities was $129.2 million for the year ended December 31, 2009 as compared to $85.0 million for the year ended December 31, 2008. The increase in net cash used in financing activities in 2009 was primarily due to cash used to extinguish $136.9 million principal amount of 2015 Senior Notes for an aggregate purchase price of $67.6 million, partially offset by a decrease in dividends paid to M & F Worldwide.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2009, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
	(In millions)

Revolving credit facilities(1)(7)	$—	$—	$—	$—	$—
Senior secured term loans(2)(7)	1,755.0	18.0	36.0	1,701.0	—
Senior notes(3)(7)	478.1	—	—	—	478.1
Interest on long-term debt(4)(7)	455.5	104.9	190.3	146.0	14.3
Capital lease obligations and other indebtedness	6.4	1.8	2.8	1.8	—
Operating lease obligations	131.0	27.1	46.5	30.8	26.6
Raw material purchase obligations	17.9	17.9	—	—	—
Other long-term liabilities	25.5	0.6	16.9	1.8	6.2
Client incentive payments(5)	58.6	24.5	25.2	8.9	—
Other purchase obligations(6)	24.7	11.1	5.5	8.1	—
Postretirement benefits payments	12.4	1.2	2.5	2.4	6.3

Total	$2,965.1	$207.1	$325.7	$1,900.8	$531.5

(1)	Consists of our $100.0 million revolving credit facility, which will mature on June 28, 2013. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	$1,800.0 million senior secured term loan, which will mature on June 30, 2014. The Company is required to make payments of principal in the amount of $18.0 million per year in equal quarterly installments. See

Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	The senior notes will mature in 2015 and include $271.3 million of fixed rate notes and $206.8 million of floating rate notes. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2009 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the revolving credit facility remains at zero, as it was on December 31, 2009, and all mandatory payments are made.

(5)	Represents unpaid amounts under existing client contracts.

(6)	Purchase obligations include amounts due under contracts with third-party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.

(7)	The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.

At December 31, 2009, the Company had a net deferred tax liability of $396.7 million. Deferred tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. At December 31, 2009, the Company had unrecognized tax benefits of $13.6 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table.

The Company’s Credit Agreement

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

The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of the Company’s excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. No such excess cash flow payment was paid in 2009 with respect to 2008 and no such excess cash flow payment is required to be paid in 2010 with respect to 2009. The balance of the term loan facility is due in full in 2014.

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

The credit facilities have a commitment fee for the unused portion of the revolver and for issued letters of credit of 0.50% and 2.63%, respectively. Interest rate margins and commitment fees under the revolver are subject to reduction in increments based upon Harland Clarke Holdings achieving certain consolidated leverage ratios.

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

As of December 31, 2009, $1,755.0 million principal amount was outstanding under the term loan facility. As of December 31, 2009, no amounts were drawn under the Company’s $100.0 million revolving credit facility, and the Company had $87.5 million available for borrowing (giving effect to the issuance of $12.5 million of letters of credit).

During 2007 and 2009, the Company entered into interest derivative transactions in the form of two- and three-year interest rate swaps with notional amounts totaling $855.0 million currently outstanding, which swap the underlying variable rate for fixed rates ranging from 2.140% to 5.362%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company’s risk on a portion of its variable rate term loan.

The Company’s Senior Notes

Concurrent with the completion of the Harland Acquisition, on May 1, 2007, the Company issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the senior secured credit facilities. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a “change of control,” as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.

The Senior Notes are guaranteed fully and unconditionally, jointly and severally by each of the Company’s existing subsidiaries other than unrestricted and certain immaterial subsidiaries, all of which are wholly owned by the Company.

During 2009, the Company extinguished $136.9 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million.

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

In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2009, 2008 and 2007, the Company incurred $42.2 million, $48.2 million, and $25.5 million of capital expenditures and $0.3 million, $0.7 million, and $0.4 million of capitalized interest, respectively. Capital expenditures for the years ended December 31, 2009 and 2008 include $11.8 million and $21.7 million, respectively related to integration projects. Capital expenditures related to Harland operations are not included in periods prior to May 1, 2007, the date of the Harland Acquisition.

•	Contract Acquisition Payments. During the years ended December 31, 2009, 2008 and 2007, the Company made $42.9 million, $43.8 million and $15.6 million of contract acquisition payments to its clients, respectively. Payments related to Harland operations are not included in periods prior to May 1, 2007, the date of the Harland Acquisition.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the Harland Acquisition, the Data Management Acquisition and the Transaction Holdings Acquisition. During the years ended December 31, 2009, 2008 and 2007, the Company made $33.6 million, $19.2 million and $15.3 million of payments for restructuring, respectively. Periods prior to May 1, 2007, the date of the Harland Acquisition, do not include payments related to the acquired Harland operations.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During 2009, the Company extinguished $136.9 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million.

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of December 31, 2009, the Company had $87.5 million of availability under its revolving credit facility (after giving effect to the issuance of $12.5 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in an Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). The amended complaint alleged, among other things, that HFS’s LaserPro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Following the removal of the action to the United States District Court for the Southern District of Illinois, the District Court entered an order granting with prejudice HFS’s motion to dismiss Mr. Kitson’s claims. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all remaining claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2 million. The class settlement agreement was approved by the District Court in January 2010.

Other commercial borrowers that have obtained loans from other banks in Illinois, Ohio and South Carolina have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and their likely progress is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2009, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•	further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic recession and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets, which could result in adverse impacts on the Harland Financial Solutions segment;

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company’s earnings, total assets and market prices of the Company’s outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check-related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

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

At December 31, 2009, the Company had $1,755.0 million of term loans outstanding under its credit agreement, $12.5 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding as of December 31, 2009 would have resulted in an increase in its annual interest expense of approximately $9.0 million, including the effect of the interest rate derivative transactions discussed below.

In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2007 and 2009 in the form of swaps with notional amounts totaling $855.0 million currently outstanding as further described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These derivatives currently swap the underlying variable rates for fixed rates ranging from 2.140% to 5.362%.

As of December 31, 2009, the Company’s net foreign currency market exposures were $15.3 million. This is the value of the equity of the investments in the foreign subsidiaries in Ireland, Canada and Israel. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $1.3 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $1.3 million decrease in the related assets or liabilities.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

There were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Organizational Structure

Harland Clarke Holdings Corp. (“Harland Clarke Holdings” or the “Company”) is an indirect wholly-owned subsidiary of M & F Worldwide Corp. (“M & F Worldwide”). Harland Clarke Holdings is organized along the following three business segments: Harland Clarke Corp. (“Harland Clarke”), Harland Financial Solutions, Inc. (“Harland Financial Solutions”), and Scantron Corporation (“Scantron”).

The following table sets forth information regarding our directors and executive officers as of February 25, 2010:

Name	Age	Position

Charles T. Dawson	60	President and Chief Executive Officer, Harland Clarke Holdings Corp.; Chief Executive Officer, Harland Clarke; Director
Peter A. Fera, Jr.	41	Executive Vice President and Chief Financial Officer, Harland Clarke Holdings Corp. and Harland Clarke
James D. Singleton	50	President and Chief Operating Officer, Harland Clarke
Raju M. Shivdasani	59	President, Harland Financial Solutions
William D. Hansen	50	President, Scantron
Paul G. Savas	46	Director
Barry F. Schwartz	60	Director

Charles T. Dawson was appointed President and Chief Executive Officer of Harland Clarke Holdings on September 27, 2007 and President and Chief Executive Officer of Harland Clarke on May 1, 2007 and was also elected as a director at that time. Mr. Dawson has over 30 years of experience in the security printing industry. Mr. Dawson previously served as President and Chief Executive Officer of Clarke American Corp. (“Clarke American”) from April 2005 to May 2007. Mr. Dawson was the Chief Executive Officer for Rocky Mountain Bank Note Company before joining Clarke American in 1992. His previous roles at Clarke American were Executive Vice President/General Manager of Partnership Development from February 2003 to April 2005 and Senior Vice President/General Manager of the National Account/Securities/Business Development divisions from July 2000 to February 2003. Mr. Dawson is also a director of M & F Worldwide, which is required to file reports under the Securities Exchange Act of 1934.

Peter A. Fera, Jr. was appointed Executive Vice President and Chief Financial Officer of Harland Clarke Holdings on September 27, 2007. Mr. Fera also serves as Executive Vice President and Chief Financial Officer of Harland Clarke since May 1, 2007 and served as Senior Vice President and Chief Financial Officer of Clarke American from April 2005 to April 2007. Previously, Mr. Fera had been with Honeywell International, Inc. (“Honeywell”) for seven years and held a variety of leadership positions in finance and marketing. Most recently he served as Chief Financial Officer for the Aircraft Landing Systems business of Honeywell from October 2003 to April 2005 in South Bend, Indiana. At Honeywell, he also served as Director of Finance — Business Analysis and Planning from February 2002 to October 2003 and Global Marketing Manager from October 2000 to February 2002. Earlier in his career he held operational and engineering roles at General Electric Co.

James D. Singleton was appointed President of Harland Clarke on August 14, 2009 and Chief Operating Officer of Harland Clarke on October 5, 2008. Mr. Singleton previously served as Executive Vice President of Harland Clarke from May 2007 until October 2008 with responsibility for Sales, Marketing, and Customer Service and Sales Contact Centers. Mr. Singleton previously held other roles at Clarke American including Senior Vice President Partnership Development from January 2006 to May 2007, as well as a variety of positions in Sales and Marketing prior to 2000. Previous roles at Indalex Aluminum Solutions Inc. from November 2000 to January 2006 included Vice President and General Manager, Specialty Products, Business Unit President South, and SVP Sales Marketing and International.

Raju M. Shivdasani was appointed President of Harland Financial Solutions on August 31, 2009. Mr. Shivdasani previously served as President of Enterprise Solutions for Harland Financial Solutions since August 2001. Prior to joining Harland Financial Solutions, Mr. Shivdasani was with Phoenix International, Inc. where he served as President and Chief Operating Officer from 1998 to 2001, and as Senior Vice President and President of the International Division from July 1996 to January 1998. Mr. Shivdasani was previously employed as the Group Executive Vice President for Fiserv, Inc. and with Citicorp Information Resources as President of CBS Worldwide. He also served on the IBM AS/400 Strategic Advisory Board from 1992 to 1994.

William D. Hansen was appointed President of Scantron on July 13, 2009. Prior to joining Scantron, Mr. Hansen served as President and Chief Executive Officer of Chartwell Education Group, LLC, an education-related consulting firm. Prior to joining Chartwell in 2005, he served as the Senior Vice President and Managing Director of Affiliated Computer Services’ Educational Service business. From May 2001 to July 2003, Mr. Hansen served as the Deputy Secretary of the U.S. Department of Education, functioning as its Chief Operating Officer. Mr. Hansen served as President of the Education Finance Council, Inc. from 1993 to 2001.

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

Barry F. Schwartz has been one of our directors since the Clarke American acquisition by M & F Worldwide in 2005, has acted as Chairman of our Board since September 2007, and served as our President and Chief Executive Officer from May 1, 2007 to September 27, 2007. Mr. Schwartz has been President and Chief Executive Officer of M & F Worldwide since September 2007 and prior to that time he served as Executive Vice President and General Counsel of M & F Worldwide since 1996. Mr. Schwartz has been Executive Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since October 2007 and has been Executive Vice President and General Counsel of MacAndrews & Forbes Holdings Inc. and various affiliates since 1993 and was Senior Vice President of MacAndrews & Forbes Holdings Inc. and various affiliates from 1989 to 1993. Mr. Schwartz is also a Director of the following organizations which are required to file reports under the Securities Exchange Act of 1934: Scientific Games Corporation, Revlon Consumer Products Corporation, Revlon Inc. and M & F Worldwide.

Code of Ethics

Harland Clarke Holdings does not have a separate code of ethics, because we are a wholly-owned subsidiary of M & F Worldwide. All of our employees, including our principal executive officer, principal financial officer and principal accounting officer are subject to the M & F Worldwide Code of Business Conduct. The Code is available on M & F Worldwide’s website at www.mandfworldwide.com.

Board of Directors

Harland Clarke Holdings is an indirect wholly-owned subsidiary of M & F Worldwide. Our board of directors is currently composed of three individuals, Charles T. Dawson, Paul G. Savas and Barry F. Schwartz. We believe this structure effectively combines the involvement of our parent, M & F Worldwide, and our CEO in the oversight of the Company’s operations. The Board’s role in the Company’s risk oversight process includes receiving periodic reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks.

The Company does not have a formal policy on diversity in identifying board nominees. Further, the Board is not required to have a nominating committee, because we are a wholly-owned subsidiary of M & F Worldwide. The exact number of members of our board is to be determined from time to time by resolution of a majority of our full board of directors.

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

Compensation Discussion and Analysis

Organizational Structure

Harland Clarke Holdings Corp. (“Harland Clarke Holdings” or the “Company”) is organized along the following three business segments: Harland Clarke Corp. (“Harland Clarke”), Harland Financial Solutions, Inc. (“Harland Financial Solutions”), and Scantron Corporation (“Scantron”).

Named Executive Officers

Our 2009 named executive officers (“NEO”s), which include some former executive officers, are:

•	Mr. Charles T. Dawson, President and CEO of the Company;

•	Mr. Peter A. Fera, Jr., CFO of the Company;

•	Mr. James D. Singleton, President and COO of Harland Clarke;

•	Mr. Raju M. Shivdasani, President of Harland Financial Solutions;

•	Mr. William D. Hansen, President of Scantron, since July 13, 2009;

•	Mr. David W. Porter, former President of Scantron from March 16, 2009 to June 1, 2009; and

•	Mr. Jeffrey D. Heggedahl, President and CEO of Scantron, from May 2, 2007 to February 17, 2009.

Compensation Decision-Makers

Compensation Committee

The M & F Worldwide Corp. (“M & F Worldwide”) Compensation Committee serves as our Compensation Committee.

The Compensation Committee and management of M & F Worldwide supervised the design and drafting of the long term incentive compensation plans for each NEO. Mr. Dawson reviews his recommendations on base pay, long-term incentive plans and Adjusted EBITDA for Compensation Purposes targets with the management of M & F Worldwide, and the Compensation Committee, where applicable. The Compensation Committee of M & F Worldwide reviews and approves major changes to NEO compensation and the design, structure and amounts of compensation and incentive plans. The Adjusted EBITDA for Compensation Purposes targets are the annual performance measures on which our businesses are measured.

Role of Executive Officers in the Compensation Process

Mr. Dawson recommends business performance targets and objectives to management of M & F Worldwide and to the Compensation Committee, where applicable, in his role as CEO. He further evaluates the performances of and recommends compensation for the executive officers reporting to him which includes all NEOs other than himself for 2009. Targets are set consistent with annual budgets presented to the Compensation Committee and the Board of Directors of M & F Worldwide. The Company has a strong history of achieving performance at and above target levels and is confident it can achieve its targets if its management team satisfies individual and collective performance objectives. (For further information, refer to the discussion on “Performance Targets” included below.)

The President of each of our business segments determines the compensation of the senior executives reporting directly to him after consultation with internal human resource leaders with specialized expertise in compensation matters. Generally, business segments establish compensation levels near the midpoint of the market and adjust for performance and experience, as appropriate.

Compensation Consultants and Benchmarking

While the Company subscribes to compensation surveys provided by Mercer Consulting, a compensation consultant, it does not generally conduct any formal compensation benchmarking. In 2009, the Compensation Committee did not rely on compensation consultants or benchmarking to establish compensation for the NEOs.

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

We use cash compensation, not equity compensation. We find a cash compensation system is easy to understand. It also avoids the volatility in equity grants and avoids shareholder dilution. We pay at a level that we believe compensates for the absence of equity.

Compensation can increase or decrease materially in the event of a change in scope of position responsibilities, in light of individual and/or Company performance, and in response to business need. We generally do not take one element of pay into account when setting another pay element for the same executive, but we have designed target total compensation opportunities to be competitive. We do calculate bonus as a percentage of base pay as we explain below. We view base plus bonus as an executive’s core pay, and we deliberately set the mix of base and bonus based on the responsibility the executive has for our financial performance.

Material Compensation Elements

Overview of Compensation Components

Our executive compensation program includes the following elements:

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element

Base Salary	• Recognized leadership skills	• Provides base level of monthly income not subject to performance risk
	• Experience and expertise in the position	• Makes overall pay package more competitive
• Demonstrated prior achievement of Company and personal goals
Annual Executive Bonus Plan	• Executive’s contributions towards our achievement of annual performance targets	• Focuses executive on achievement of annual goal most important to the Company and investors
	• Recognizes executive’s direct responsibility for our annual performance targets	• Exposes executive to risk of not receiving pay or receiving diminished pay if Company underperforms
• Gives executive direct motivation to help Company achieve annual performance targets with significant upside for achieving exceptional results
Long-Term Incentive Compensation Plan	• Achievement of sustained growth	• Keeps executive focused on long term growth of the Company
	• Achievement of cumulative performance targets over a 3-year period	• Keeps executive personally invested in the implementation of the Company’s long term growth plan
Executive Employment Contract	• Continued service with the Company	• Keeps executive focused on job and performance
401(k) and Deferred Compensation Plan	• Long-term service with the Company	• Helps executive prepare for retirement
	• Provides retention incentive	• Makes overall pay package more competitive
Additional Benefits and Perquisites	• Continued service with the Company	• Makes overall pay package more competitive
• Payments in-kind may foster added Company loyalty in a way added cash pay does not
Termination Benefits	• Continued service in circumstances under which executive’s job is at risk	• Keeps executive focused on job and performance in best interest of Company even if executive works himself or herself out of a job

Elements of Compensation

Base Salary

Mr. Dawson determines an NEO’s recommended base pay by evaluating the NEO’s individual leadership competencies, achievement of personal goals in support of the Company objectives and position-critical skills.

Management of M & F Worldwide conducts this evaluation together with Mr. Dawson, and, where appropriate, discusses it with the NEO. Management of M & F Worldwide recommends a pay level to the Compensation Committee in the case of major changes to compensation or changes in the design or structure of a compensation plan. The Compensation Committee then decides the base pay level, where applicable.

We feel that a substantial portion of an executive’s core pay (base and bonus) should be subject to the risk of not being paid if that executive is partially responsible for our financial performance. The analysis of how much direct responsibility our executives have for our performance targets determines how much of the executive’s core pay should be at risk.

The Annual Executive Bonus Plan

The amount of bonus paid to our NEO’s is tied directly to the Company’s performance and the NEO’s individual performance. The Company wants our annual bonus program to properly reward our NEOs for their individual performances and contributions to our Company. Each NEO’s bonus targets were set based on the performance of the principal business segment for which the NEO is responsible. These Adjusted EBITDA for Compensation Purposes targets vary slightly for each of our business segments, reflecting the appropriate adjustments we make to financial performance. We discuss these Adjusted EBITDA for Compensation Purposes targets in more detail in “Adjusted EBITDA for Compensation Purposes Targets as a Performance Measure” below.

We base the bonus plan on achievement of the annual Adjusted EBITDA for Compensation Purposes target for each business segment. As illustrated in the chart below, the amount of bonus opportunity is tied to a percentage of salary increasing incrementally as performance against goal increases incrementally. If at least 90% of target is not achieved, then no bonus will be paid. The differences in percentages of Base Salary for Bonus are due to differences in responsibility, size of the relevant business segment, and compensation provided under legacy John H. Harland incentive plans. The bonuses were designed to be compliant with the performance-based exception of Section 162(m) of the Internal Revenue Code (the “Code”). Each NEO earned a bonus from the Company during 2008 and 2009 which was paid on March 13, 2009, and is anticipated to be paid on March 12, 2010, respectively.

The following chart sets forth the base salary, bonus potential and actual bonus paid for 2008 and anticipated to be paid for 2009 for each of our NEOs with respect to the annual bonus plan:

		Adjusted
		EBITDA for			Actual 2009
	Base Salary	Compensation	Bonus as	Actual 2008	Bonus to be
NEO	for 2009	Purposes Target %	a % of Base Salary	Bonus Paid	Paid in 2010

Charles T. Dawson	$1,000,000	90-145.1+	90-175	$1,250,000	$1,250,000
Peter A. Fera, Jr.	$450,000	90-145.1+	90-150	$450,000	$450,000
James D. Singleton	$500,000	90-145.1+	90-150	$500,000	$500,000
Raju M. Shivdasani	$375,000	90-125.1+	52-80	$240,000	$225,000
William D. Hansen	$425,000	90-145.1+	65-112.50	$ N/A	$150,205
David W. Porter	$350,000	90-145.1+	54-90	$220,500	$91,825
Jeffrey D. Heggedahl	$600,000	90-125.1+	65-100	$450,000	$51,288

Adjusted EBITDA for Compensation Purposes Targets as a Performance Measure

The Company believes that Adjusted EBITDA for Compensation Purposes targets are the best measure of its performance. Adjusted EBITDA for Compensation Purposes is a non-GAAP measure representing EBITDA (net income before interest expense-net, income taxes, depreciation and amortization) adjusted to reflect the impact of those items the Company does not consider indicative of its ongoing performance such as restructuring costs, certain non-operational items, group management fees, acquisition-related expenses, certain stand-alone costs, and other non-cash adjustments relevant to each segment. These Adjusted EBITDA for Compensation Purposes targets are very similar to measures of covenant compliance under the Company’s debt agreements, and securities analysts often use similar measures to evaluate the performance of the Company.

Performance Targets (Adjusted EBITDA for Compensation Purposes Targets)

The LTIP has Adjusted EBITDA for Compensation Purposes targets based on both consolidated and segment performance, whereas the bonus is based solely on the relevant segment Adjusted EBITDA for Compensation Purposes targets. The 2009 and 2008 consolidated Adjusted EBITDA for Compensation Purposes targets were $498.9 million and $470.7 million, respectively. The 2009 and 2008 segment Adjusted EBITDA for Compensation Purposes performance targets for the Company were as follows: Harland Clarke $358.1 million and $352.0 million, Harland Financial Solutions $76.5 million and $68.7 million, and Scantron $76.7 million and $62.3 million, respectively. The Company exceeded consolidated targets in 2009 and 2008. The segment targets were exceeded in 2008, and exceeded in all segments except for Scantron in 2009.

The 2008 M & F Worldwide Long Term Incentive Compensation Plan (the “LTIP”)

The LTIP is a three year cash-based plan tied to multiyear Company and business segment performance, effective January 1, 2008, covering fiscal years 2008 through 2010. All pay-outs to the executives will be made, assuming the cumulative performance threshold is met, at the end of the three year cycle. While the Company expects the Adjusted EBITDA for Compensation Purposes targets under the LTIP to be met, the Company is not certain it will achieve or exceed the Adjusted EBITDA for Compensation Purposes targets. All of the NEOs participated in the LTIP in 2009. We consider the best approach is to (a) establish Adjusted EBITDA for Compensation Purposes targets within 90 days of the beginning of each year the plan is in effect which demonstrate benefit to shareholders of M & F Worldwide, and (b) compensate executives only if those Adjusted EBITDA for Compensation Purposes targets are achieved on a cumulative basis over a three year period, thus providing a clear indication of sustained performance. If the executive is terminated without cause, he would receive a pro rata payment in respect of the time elapsed, only if Adjusted EBITDA for Compensation Purposes targets are achieved, and the payments, if any, would be paid out at the end of the three year cycle. No payouts will be made if actual three year performance is below 90% of the cumulative Adjusted EBITDA for Compensation Purposes targets. If performance is between 90% and 100% of cumulative Adjusted EBITDA for Compensation Purposes target, the LTIP will pay out a ratable amount between 50% and 100%. The LTIP participants will also share in 2.3% and 2.7%, respectively, of the cumulative three year excess over target, up to a maximum of 120% of cumulative performance over target for business segment performance and consolidated performance. Adjusted EBITDA for Compensation Purposes targets under the LTIP are bifurcated, granting awards with respect to each executive based 50% on performance of the executive’s individual business segment and 50% on consolidated performance. For 2009 only, Mr. Hansen’s Adjusted EBITDA for Compensation Purposes target is based solely on consolidated performance. The bifurcated structure is appropriate because there are three separate and distinct business segments, each with their own challenges, risks and opportunities, but there remains the opportunity for the business segments to assist each other in their individual growth. The maximum payout amount to all participants in the LTIP approved by the Board of Directors of M & F Worldwide at the end of the three-year cycle and assuming full utilization of the authorized LTIP pool is $16.5 million in the aggregate. The current anticipated payout amount to all participants in the LTIP at the end of the three-year cycle, assuming 100% of the Adjusted EBITDA for Compensation Purposes target is achieved, and based on the current list of participants in the LTIP, is $13.1 million. The payout amount to our current NEOs at the end of the three-year cycle, assuming 100% of the Adjusted EBITDA for Compensation Purposes target is achieved, is approximately $8.2 million.

Post Employment Compensation

Payments to be made to executives in connection with termination without cause are in the form of severance and the temporary continuation of other benefits that are set forth in an individual’s employment agreement. We want our executives to make business decisions that put the Company’s interests before their own. We encourage them to feel comfortable making difficult decisions for us which might not otherwise be in their own long-term best interests by offering severance which would generally replace the income they would have received for the one to two years following their termination of employment if we terminate them without cause.

We do not offer change in control protection, and we do not provide tax gross-ups if our NEOs are subject to the so-called “golden parachute excise tax”, a special tax under section 4999 of the Code on unusually large payments (in comparison to historic compensation) made in connection with a change in control.

In the event of termination with cause, post employment compensation is forfeited.

Other Benefits and Perquisites

Other benefits and perquisites are a minor part of executive compensation offered in order to provide a competitive total compensation and benefits package. Executive officers participate in benefit plans available to all employees and on the same terms as similarly situated employees, such as group medical insurance and participation in and matching through the Company-sponsored 401(k) plan. Executive officers also receive benefits available to other officers such as a monthly car allowance, life insurance, annual physicals and a cell phone. Some executive officers are also provided private country club membership. Mr. Dawson is the only NEO that is provided with a leased company car rather than a car allowance. Mr. Singleton is permitted to travel first class, and Mr. Dawson is permitted to travel first class or by chartered aircraft.

Tax Considerations Relating to Executive Compensation

Section 162(m) of the Internal Revenue Code

The Compensation Committee’s general policy is that compensation should qualify to be tax deductible to the Company for federal income tax purposes. Under Section 162(m) of the Code, compensation paid to certain members of senior management in excess of $1 million per year is not deductible unless the compensation is “performance-based” as described in the regulations under Section 162(m) of the Code. Compensation is generally “performance-based” if it is determined using pre-established objective formulas and criteria approved by stockholders. The compensation awards under our annual bonus program and the LTIP are generally designed to be tax deductible to us under the performance-based compensation exception to Section 162(m) of the Code, if and to the extent we become subject to Section 162(m) of the Code.

Report of the Board of Directors

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Submitted by:	Charles T. Dawson
Paul G. Savas
Barry F. Schwartz, Chairman

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2009

					Nonqualified
				Non-Equity	Deferred
				Incentive Plan	Compensation	All Other
		Salary	Bonus	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(i)	($)	($)(v)	($)(vi)	($)(vii)	($)

Charles T. Dawson President & Chief Executive Officer	2009	1,038,462	—	1,250,000	—	166,914	2,455,376
	2008	993,654	—	1,250,000	—	248,682	2,492,336
	2007	840,192	—	5,085,508	40	151,820	6,077,560
Peter A. Fera, Jr. Executive Vice President & Chief Financial Officer	2009	467,308	—	450,000	—	54,674	971,982
	2008	445,769	—	450,000	—	63,937	959,706
	2007	348,077	—	1,115,738	5	47,228	1,511,048
James D. Singleton President of Harland Clarke	2009	519,231	—	500,000	—	65,333	1,084,564
	2008	493,654	—	500,000	—	71,999	1,065,653
Raju M. Shivdasani President of Harland Financial Solutions	2009	389,423	—	255,075	—	40,200	684,698
	2008	375,000	—	270,075	—	31,347	676,422
William D. Hansen (ii) President of Scantron	2009	196,154	—	150,205	—	14,927	361,286

David W. Porter(ii) (iii) Former President of Scantron	2009	250,385	—	—	—	290,311	540,696

Jeffrey D. Heggedahl(ii) Former President of Scantron	2009	96,923	—	105,263	—	595,698	797,884
	2008	565,385	—	555,263	—	91,281	1,211,929
	2007	326,384	1,079,568 (iv)	252,404	—	134,480	1,792,836

(i)	Fiscal 2009 contained twenty seven pay periods instead of the standard twenty six, therefore actual pay is slightly more than the annual rate.

(ii)	Mr. Hansen has been the President of Scantron since July 13, 2009 with a base pay of $425,000. Mr. Porter was President from March 16, 2009 until June 1, 2009, and also held an executive position in Harland Clarke from January 1, 2009 to March 15, 2009. Mr. Heggedahl was President of Scantron from May 2, 2007 until February 17, 2009.

(iii)	Mr. Porter’s salary includes a one-time transitional services payment of $87,500.

(iv)	Mr. Heggedahl received a payment equal to three times his base salary at the time of the Harland acquisition which was paid in May 2007 pursuant to his previous employment agreement in effect with The John H. Harland Company.

(v)	The compensation in this column for 2009 consists of amounts earned during 2009, and anticipated to be paid by March 12, 2010, under the Annual Executive Bonus Plan. Additionally, on May 8, 2009, Messrs. Shivdasani and Heggedahl each received payments under the legacy John H. Harland 2007 Long-Term Cash Incentive Plan. Such amounts are included in this table and are as follows: Mr. Shivdasani, $30,075; and Mr. Heggedahl, $105,263. An additional $30,075 will be paid to Mr. Shivdasani under the legacy John H. Harland 2007 Long-Term Cash Incentive Plan on each of the two anniversaries of April 25, 2009, subject to Mr. Shivdasani’s continued employment on each of the payout dates.

With respect to Messrs. Dawson and Fera, this column for 2007 also consists of amounts paid out in connection with the early termination and payout of the 2005 M & F Long Term Incentive Compensation Plan, which amounts are as follows: Mr. Dawson, $4,184,474, and Mr. Fera, $836,894.

In addition, Messrs. Porter and Heggedahl, as a result of their terminations of employment, and as required by their respective employment agreements, Messrs. Porter and Heggedahl will receive payments of $91,825 and $51,288, respectively, anticipated to be paid by March 12, 2010, with respect to the pro-rata annual bonus for 2009, provided they continue to comply with the post-employment restrictive covenants and other provisions of their agreements. This amount is not included in the column for 2009. In addition, Mr. Porter was paid a bonus of $220,500 on March 12, 2009, which was earned in 2008, as a result of his former executive position with Harland Clarke. This amount is not included in the column for 2009.

(vi)	Represents the above-market interest, if any, credited under our Benefits Equalization Plan (the “BEP”). We determined the above-market interest credited by determining the difference between the interest on BEP accounts calculated using the actual rate used in the plan, and 120% of the applicable federal long-term rate, with quarterly compounding for January of the applicable year, as prescribed under section 1274(d) of the Internal Revenue Code. Interest rates credited to the BEP accounts were 3.5%, 5.0%, and 6.0% for 2009, 2008, and 2007, respectively.

(vii)	See details of Other Compensation in the “All Other Compensation” table below:

All Other Compensation

						Employer
					Term Life	Contributions to
					& Exec	401(k) plan and
				Country	AD&D	Supplemental
		Car	Relocation	Club	Insurance	Excess Benefit	Tax	Other
		Allowance	Costs	Fees	Premiums	Plan	Gross-Up	Compensation	Severance	Total
Name	Year	($)(i)	($)	($)(ii)	($)(iii)	($)(iv)	($)(v)	($)(vi)	$(vii)	($)

Charles T. Dawson	2009	33,501	—	5,765	2,365	92,191	22,437	10,655	—	166,914
Peter A. Fera, Jr.	2009	5,940	—	4,051	651	36,692	1,941	5,399	—	54,674
James D. Singleton	2009	7,960	—	5,340	651	40,769	3,444	7,169	—	65,333
Raju M. Shivdasani	2009	4,000	—	—	4,542	25,177	3,819	2,662	—	40,200
William D. Hansen	2009	4,000	—	—	—	6,055	1,569	3,303	—	14,927
David W. Porter	2009	2,970	—	—	168	16,195	4,645	64,410	201,923	290,311
Jeffrey D. Heggedahl	2009	990	—	—	531	24,769	335	107,535	461,538	595,698

(i)	Comprised of (1) car allowance in the case of Messrs. Fera, Singleton, Shivdasani, Hansen, Porter, and Heggedahl; and (2) the aggregate incremental cost to the Company of the leased vehicle in the case of Mr. Dawson, which is calculated as the total cost of the lease payments on the car, the insurance relating to the car, gasoline used in the car, and cleaning and maintenance of the car. Messrs. Fera, Singleton, Shivdasani, and Hansen are eligible to receive a pre-set amount per month as a car allowance.

(ii)	The Company reimburses each executive’s monthly country club dues.

(iii)	Amounts include (1) executive life premiums and (2) executive AD&D premiums.

(iv)	Consists of (1) employer contributions to the 401(k) plan of $9,800 for each NEO except Mr. Hansen, due to his employment for a partial year; and (2) employer contributions to a supplemental non-qualified excess benefit plan, the Benefits Equalization Plan described below and in the Nonqualified Deferred Compensation Table, in the following amounts: Mr. Dawson $82,391, Mr. Fera $26,892, Mr. Singleton $30,969, Mr. Shivdasani $15,377, Mr. Porter $6,395, and Mr. Heggedahl $14,969.

(v)	Consists of (1) the tax gross-up on the personal use of a company vehicle by Mr. Dawson of $16,326 and gross-up on spousal travel of $6,111; (2) the tax gross-up on the Executive long term disability for Messrs. Shivdasani and Heggedahl; and (3) the tax gross-up on the COBRA subsidy for Mr. Porter and (4) the tax gross-up for the spousal travel for Messrs. Fera, Singleton, Shivdasani, and Hansen.

(vi)	Consists of (1) spousal travel for Messrs. Dawson, Fera, Singleton, Shivdasani and Hansen; (2) outplacement services of $30,000, unused vacation of $18,005, COBRA subsidy of $12,916, and reimbursement for Minnesota tax withholding of $3,489 for Mr. Porter; and (3) unused vacation of $72,314, outplacement services of $30,000, and a one time payment of $5,221 in lieu of COBRA for Mr. Heggedahl.

(vii)	Consists of severance paid in 2009. Additional severance under their respective agreements of $323,077 for Mr. Porter and $738,462 for Mr. Heggedahl remains payable, payment of which is contingent on the executive’s continued adherence to certain post employment restrictive covenants and obligations.

The elements of NEO compensation are based upon the applicable employment contract, each NEO’s LTIP agreement, Company policy regarding employee benefit plan participation (401(k) benefits, welfare and group insurance benefits), car allowance, cell phone use, or application of past practice. Specifically, the salaries are set under the terms of the respective employment contracts. During 2009 each of our NEOs had an employment contract in effect. The material terms of these employment contracts during 2009 are detailed below under “Employment Contracts.” Bonus plans for each of our NEO’s are outlined within their respective employment contract and LTIP agreement. Participation in the 401(k) and our nonqualified deferred compensation plan, the Benefits Equalization Plan, is pursuant to the plan documents. All other compensation is provided pursuant to written Company policy or practice according to their respective positions.

Employment Contracts

Mr. Dawson

On February 13, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Dawson, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated as of May 29, 2007. This employment agreement, whereby Mr. Dawson is employed as President and Chief

Executive Officer of Harland Clarke Holdings and Chief Executive Officer of the Harland Clarke Business (as defined in the employment agreement), will continue until December 31, 2013, pursuant to an extension amendment dated February 2, 2010. The current term is subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Dawson’s annual base salary is $1,000,000 and he is entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Dawson’s annual bonus is 125% of his base salary if 100% of target is attained and increases ratably up to a maximum of 175% of his base salary if 145.1% of the target is attained. Pursuant to this agreement, Mr. Dawson participates in the LTIP, for which he is eligible to receive a portion of the LTIP bonus pool attributed to the Harland Clarke business and a portion of the LTIP bonus pool attributed to the Company. In 2008, Mr. Dawson became President and Chief Executive Officer of Harland Clarke Holdings. As a result of his increased responsibilities, he was granted an additional portion of the LTIP bonus pool that is based solely on consolidated performance. Mr. Dawson also receives other standard officer benefits.

Mr. Fera

On February 13, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Fera, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated May 2, 2007. This employment agreement, whereby Mr. Fera is employed as Chief Financial Officer of Harland Clarke Holdings and Executive Vice President and Chief Financial Officer of the Harland Clarke Business, will continue until December 31, 2013, pursuant to an extension amendment dated February 2, 2010. The current term is subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Fera’s annual base salary is $450,000 and he is entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Fera’s annual bonus is 100% of his base salary if 100% of target is attained and increases ratably up to a maximum of 150% of his base salary if 145.1% of the target is attained. Pursuant to this agreement, Mr. Fera participates in the LTIP, for which he is eligible to receive a portion of the LTIP bonus pool attributable to the Harland Clarke Business and a portion of the LTIP bonus pool attributed to the Company, and he also receives other standard officer benefits.

Mr. Singleton

On February 7, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Singleton, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated May 2, 2007. This employment agreement, whereby Mr. Singleton is employed as Chief Operating Officer and President of Harland Clarke will continue until December 31, 2013, pursuant to an extension amendment dated February 7, 2010. The current term is subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Singleton’s annual base salary is $500,000 and he is entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Singleton’s annual bonus is 100% of his base salary if 100% of target is attained and increases ratably up to a maximum of 150% of his base salary if 145.1% of the target is attained. Pursuant to this agreement, Mr. Singleton participates in the LTIP, for which he is eligible to receive a portion of the LTIP bonus pool attributable to the Harland Clarke Business and a portion of the LTIP bonus pool attributed to the Company, and he also receives other standard officer benefits.

Mr. Shivdasani

Effective August 31, 2009, Harland Financial Solutions and Harland Clarke Holdings amended the employment agreement with Mr. Shivdasani to provide that Mr. Shivdasani is employed as President of Harland Financial Solutions until December 31, 2010, subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Mr. Shivdasani’s annual base salary is $375,000 in 2009 and increased to $425,000 effective January 1, 2010 in light of his increased responsibilities as President of Harland Financial Solutions. He is entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Financial Solutions Adjusted EBITDA for Compensation Purposes target. Mr. Shivdasani’s bonus for 2009 is 60% of his base salary if 100% of target is attained and increases ratably up to a maximum of 80% of his base salary if 125.1% of the target is attained. Mr. Shivdasani’s annual bonus target for 2010 increased to 75% of his base salary if 100% of target is attained and increases ratably up to a maximum of 112.5% of his base salary if 145.1% of target is obtained, in light of his increased responsibilities as President of Harland Financial Solutions. Mr. Shivdasani is also entitled to receive a portion of the LTIP attributable to the Harland Financial Solutions business and a portion of the LTIP bonus pool attributed to the Company, and he also receives other standard officer benefits.

Mr. Hansen

On June 24, 2009, Harland Clarke Holdings and Scantron entered into an employment agreement with Mr. Hansen, effective as of July 13, 2009. This employment agreement, whereby Mr. Hansen is employed as President of Scantron, will continue until December 31, 2012, subject to earlier termination as described in the “Potential Payments upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Hansen’s annual base salary is $425,000 and he is entitled to receive a bonus for 2009 based on the attainment of a certain percentage of the Company’s Adjusted EBITDA for Compensation Purposes target. Mr. Hansen’s annual bonus for 2009 is 75% of his base salary if 100% of target is attained and increases ratably up to a maximum of 112.5% if 145.1% of target is obtained. Thereafter, Mr. Hansen is entitled to receive annual bonuses based on the attainment of a certain percentage of the Scantron Adjusted EBITDA for Compensation Purposes target. Mr. Hansen’s annual bonus for 2010 is 75% of his base salary if target is attained and increases ratably up to a maximum of 112.5% if 145.1% of target is obtained. Pursuant to this agreement, Mr. Hansen participates in the LTIP, for which he is eligible to receive a portion of the LTIP attributable to the Scantron business and a portion of the LTIP bonus pool attributed to the Company, and he also receives other standard officer benefits.

Former Executive Officers

Mr. Porter

On April 28, 2009, Harland Clarke Holdings and Scantron entered into an agreement with Mr. Porter effective as of March 16, 2009. This employment agreement, whereby Mr. Porter served as President of Scantron, was terminated June 1, 2009, upon Mr. Porter’s resignation. Under this employment agreement, Mr. Porter’s annual base salary was $350,000 and he was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target in the first year and a certain percentage of the Scantron Adjusted EBITDA for Compensation Purposes target thereafter. Pursuant to this agreement, Mr. Porter is also entitled to receive a portion of the LTIP attributable to the Harland Clarke business during 2009 and the Scantron business thereafter, and a portion of the LTIP bonus pool attributed to the Company, in each case, pro rata for the periods he was actually employed by the Company and provided that the targets are actually achieved. Mr. Porter also received other standard officer benefits. Mr. Porter resigned his employment with the Company and Scantron effective June 1, 2009.

Mr. Heggedahl

On May 5, 2008, Harland Clarke Holdings and Scantron entered into an agreement with Mr. Heggedahl effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated as of May 29, 2007. This employment agreement, whereby Mr. Heggedahl served as President and Chief Executive Officer of Scantron, was terminated February 17, 2009, upon Mr. Heggedahl’s resignation. Under this employment agreement, Mr. Heggedahl’s annual base salary was $600,000 and he was entitled to receive annual bonuses based on the attainment of a certain percentage of the Scantron Adjusted EBITDA for Compensation Purposes target. Pursuant to this agreement, Mr. Heggedahl is entitled to receive a portion of the LTIP attributable to the Scantron business during his employment and a portion of the LTIP bonus pool attributed to the Company, in each case, pro rata for the periods he was actually employed by the Company and provided that the targets are actually achieved. Mr. Heggedahl also received other standard officer benefits.

Mr. Heggedahl resigned his employment with the Company and Scantron and as a director of the Company effective February 17, 2009.

GRANTS OF PLAN-BASED AWARDS
FOR FISCAL YEAR 2009

		Threshold	Target	Maximum(iv)
Name	Award Type(i),(ii)	($)	($)	($)

Charles T. Dawson	Annual Bonus	900,000	1,250,000	1,750,000
	2008-2010 Segment LTIP	787,500	1,575,000
	2008-2010 Consolidated LTIP	787,500	1,575,000
	2008-2010 Consolidated LTIP (iii)	300,000	600,000

Peter A. Fera, Jr.	Annual Bonus	405,000	450,000	675,000
	2008-2010 Segment LTIP	247,500	495,000
	2008-2010 Consolidated LTIP	247,500	495,000

James D. Singleton	Annual Bonus	450,000	500,000	750,000
	2008-2010 Segment LTIP	322,500	645,000
	2008-2010 Consolidated LTIP	322,500	645,000

Raju M. Shivdasani	2009 Bonus	195,000	225,000	300,000
	Annual Bonus after 2009	276,250	318,750	478,125
	2008-2010 Segment LTIP	281,250	562,500
	2008-2010 Consolidated LTIP	281,250	562,500

William D. Hansen	2009 Bonus	130,178	150,205	225,308
	Annual Bonus after 2009	276,250	318,750	478,125
	2008-2010 Segment LTIP	106,250	212,500
	2008-2010 Consolidated LTIP	206,389	412,777

David W. Porter	2009 Bonus	78,707	91,825	131,178
	2008-2010 Segment LTIP	53,131	106,261
	2008-2010 Consolidated LTIP	53,131	106,261

Jeffrey D. Heggedahl	Annual Bonus	51,288	59,178	78,904
	2008-2010 Segment LTIP	169,982	339,963
	2008-2010 Consolidated LTIP	169,982	339,963

(i)	The amounts listed as Annual Bonus represent the threshold, target and maximum amount which may be payable to each NEO pursuant to the annual executive bonus plan, as described in more detail above under “Elements of Compensation — The Annual Executive Bonus Plan.”

(ii)	The amounts listed as LTIP represent the threshold and target amount which may be payable in 2011 to each NEO at the end of the three year performance period (2008-2010) pursuant to the LTIP, as described in more detail above under “Elements of Compensation — The 2008 M & F Worldwide Long Term Incentive Compensation Plan (the “LTIP).” The first row labeled LTIP represents the amount of the LTIP attributable to the performance of each NEO’s individual business segment at the end of the three year performance period and the second row represents the amount attributable to consolidated performance at the end of the three year performance period.

(iii)	Mr. Dawson received an additional grant under the LTIP which represents the amount attributable to consolidated performance at the end of the three year performance period as a result of increased responsibilities for the Company after taking the additional position of President and Chief Executive Officer of Harland Clarke Holdings.

(iv)	The LTIP, which was designed to meet the requirements of Section 162(m) of the Internal Revenue Code was approved by the shareholders of M & F Worldwide in 2008 for an aggregate maximum of $16.5 million. Under the terms of the LTIP, the maximum Payout to any participant is $10 million. The actual payout to any participant is expected to be substantially lower than the maximum potential payout, which was provided for purposes of Section 162(m) of the Internal Revenue Code. Mr. Porter and Mr. Heggedahl, as a result of their termination, and in accordance with their agreements have a minimum LTIP award payment in 2011 of $0 and $0, respectively, and a maximum LTIP award payment in 2011 of $106,261 and $446,224, respectively.

NONQUALIFIED DEFERRED COMPENSATION TABLE FOR FISCAL YEAR 2009

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)(i)	($)	($)(ii)	($)(iii)

Charles T. Dawson	—	82,391	17,583	—	529,795
Peter A. Fera, Jr.	—	26,892	3,578	—	111,625
James D. Singleton	—	30,969	3,894	—	121,640
Raju M. Shivdasani	—	15,377	882	—	31,706
David W. Porter	—	6,395	1,256	—	37,579
Jeffrey D. Heggedahl	—	14,969	762	(44,080)	—

(i)	The amounts reported are included as part of “All Other Compensation” in the Summary Compensation Table.

(ii)	Mr. Heggedahl’s balance was paid out on September 11, 2009.

(iii)	Reflects the total balance of the executive’s account as of the end of the Company’s 2009 fiscal year.

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

The BEP is an unfunded deferred compensation plan. Interest is compounded quarterly and credited to each participant’s account based upon the 10-Year U.S. Treasury Bond yield as in effect on the first business day of the plan year rounded to the next higher one-half percent, plus one percent. For plan year 2009, the rate was 3.5%. This methodology of applying interest is based on the language outlined in the BEP. Interest rates are provided annually by Mercer.

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

Mr. Dawson will be entitled to continued payment of his base salary respectively for a period of two years after termination in the event he is terminated without cause or resigns for good reason.

Each of Messrs. Fera, Singleton, Shivdasani and Hansen will be entitled to continued payment of his base salary respectively for a period of 18 months after termination in the event he is terminated without cause or resigns for good reason.

In the case of termination without cause, or due to death or disability, or in the event of resignation for good reason, each of our NEOs would be entitled to receive: (i) a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable but for the termination; (ii) any earned but unpaid annual bonus for the year prior to the year in which termination occurred; and (iii) a pro rata amount payable, if any, under the LTIP in accordance with its terms, in each case, paid at the time and in the manner the bonus or LTIP amount, as applicable, is paid to other executives.

In addition, in the case of termination of the employment of an NEO without cause, if the executive resigns for good reason, the executive will be entitled to receive:

•	continued participation in applicable welfare benefit plans for 12 months after termination; and

•	employer-subsidized welfare plan benefits for a period of 12 months after termination.

If the employment of any of our NEOs is terminated for cause, further compensation is forfeited, except for accrued and unpaid base salary. In our NEO’s employment agreements, “cause” is generally defined as neglect of duties, continued incompetence, unsatisfactory attendance, conviction of any felony, embezzlement, disloyalty, defalcation, usurpation of a Company opportunity, violation of rules, instructions, or requirements regarding conduct of employees, willful misconduct or breach of fiduciary obligation owed to the Company, breach of employment agreement, discriminatory or sexually harassing behavior, any act that has a material adverse effect upon the reputation or public confidence in the Company, material insubordination, or drug or alcohol use while working or representing the Company.

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

Each NEO is bound by a two-year non-competition covenant as well as a two-year non-solicitation covenant following termination of his employment. Breach of either the non-competition or the non-solicitation covenants will result in a cessation of salary continuation and premium rates under the group health benefits. If the executive’s employment term is not renewed and the executive’s employment is terminated after the end of the term, other than for cause or disability, the NEO will be subject to a minimum of a one-year non-competition covenant and a one-year non-solicitation covenant.

None of our NEOs will receive any additional payments or benefits in the event there is a change in control of the Company, or his employment is terminated following a change in control of the Company.

The following table sets forth payments which will be made to our NEOs in the event each is terminated without cause, or he resigns for good reason. This table excludes pro rata payments, if any, under the LTIP as described under “Potential Payments upon Termination or Changes-in-Control” above.

TERMINATION WITHOUT CAUSE OR RESIGNATION FOR GOOD REASON
AS OF DECEMBER 31, 2009

				Executive
			Health/	Annual		Deferred
	Separation		Welfare	Bonus	Outplacement	Compensation
Name &	Pay(i)	Vacation(ii)	Plans(iii)	Plan(iv)	Assistance(v)	Plan Balance(vi)	Total
Principal Position	($)	($)	($)	($)	($)	($)	($)

Charles T. Dawson, President & CEO	2,000,000	11,077	9,728	1,250,000	30,000	529,795	3,830,600
Peter A. Fera, Jr. EVP & CFO	675,000		12,044	450,000	30,000	111,625	1,278,669
James D. Singleton, President of Harland Clarke	750,000		12,044	500,000	30,000	121,640	1,413,684
Raju M. Shivdasani, President of Harland Financial Solutions	562,500		9,973	225,000	30,000	31,706	859,179
William D. Hansen, President of Scantron	637,500		11,524	318,750	30,000	—	997,774

(i)	For each NEO, upon termination of the executive without cause or resignation for good reason (each as defined in each employment agreement), the executive is entitled to receive continued payment of base salary for the following periods: 24 months in the case of Messrs. Dawson; and 18 months in the case of Messrs. Fera, Singleton, Shivdasani, and Hansen.

(ii)	Upon termination, the executive is entitled to his earned and unused vacation for the current year. Effective January 1, 2008, we established a policy pursuant to which up to 40 hours of vacation may be carried over from year to year. Mr. Dawson is also entitled to his balance of frozen vacation of $11,077.

(iii)	For each NEO, upon termination of the executive without cause, or resignation for good reason, the executive is entitled to continued participation in applicable welfare benefit plans for 12 months after the termination and continued contribution by the Company to the employer portion of the employee premiums of welfare benefit plans for 12 months after the termination. The employer portion reflects employer cost for 2009 based on the employee’s enrollment in dental, medical, and vision plans as of December 31, 2009.

(iv)	For each NEO, upon termination of the executive without cause, due to death or disability, or in the event the NEO resigns for good reason, the executive is entitled to receive a prorated annual bonus for the year in which the termination occurred if the executive would have been eligible to receive such bonus hereunder (including due to satisfaction of the Company of performance milestones) had the executive been employed at the time such annual bonus is normally paid. The amounts provided in this column assume that the bonus is paid at a level at which 100% of the target is achieved.

(v)	Upon termination, each executive is entitled to standard outplacement assistance for the key executive level of up to $30,000 which would be paid to a mutually agreed provider of outplacement services for a 12-month outplacement program.

(vi)	Upon termination, retirement, death, or disability, the executive’s total balance in the BEP is to be paid in a single lump sum on the first day of the seventh month following the occurrence of such an event. These amounts reflect the executive’s account balance as of December 31, 2009.

Mr. Porter resigned from his employment effective June 1, 2009. In accordance with his employment agreement, he is entitled to receive severance payments in continuing installments over an eighteen month period, provided he complies with the restrictive covenants and other provisions of his employment agreement. He is also eligible for prorated bonus, outplacement services, COBRA and benefit subsidies and payment of his deferred compensation balance, provided he complies with the restrictive covenants and other provisions of his employment agreement.

Mr. Heggedahl resigned from his employment effective February 17, 2009. In accordance with his employment agreement, he is entitled to receive severance payments in continuing installments over a two year period, provided he complies with the restrictive covenants and other provisions of his employment agreement. He is also eligible for prorated bonus, outplacement services, COBRA and benefit subsidies and payment of his deferred compensation balance, provided he complies with the restrictive covenants and other provisions of his employment agreement.

DIRECTORS’ COMPENSATION TABLE FOR FISCAL YEAR 2009

Change in
Pension Value
and Nonqualified
				Non-Equity	Deferred
	Fees Earned	Stock	Option	Incentive Plan	Compensation	All Other
Name	or Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Barry F. Schwartz(i)	—	—	—	—	—	—	—
Paul G. Savas(i)	—	—	—	—	—	—	—
Charles T. Dawson(ii)	—	—	—	—	—	—	—
Jeffrey D. Heggedahl(ii)	—	—	—	—	—	—	—

(i)	Messrs. Schwartz and Savas received no compensation directly or indirectly from the Company. They provided services to the Company under the terms of a Second Amended and Restated Management Services Agreement between M & F Worldwide and MacAndrews & Forbes. Pursuant to the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a fee of $2.5 million per calendar quarter, beginning May 1, 2007. The total amount paid to MacAndrews & Forbes in 2009, 2008 and 2007 pursuant to the Second Amended and Restated Management Services Agreement was $10.0 million, $10.0 million and $8.3 million. In addition, M & F Worldwide paid to MacAndrews & Forbes fees of $2.0 million and $10.0 million in 2008 and 2007, respectively, for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition and the Harland Acquisition, respectively.

(ii)	Messrs. Dawson and Heggedahl did not receive any compensation for their service as directors in 2009, 2008 or 2007. Mr. Heggedahl resigned as a director and an employee effective February 17, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

M & F Worldwide beneficially owns all the outstanding shares of our common stock. None of our executive officers or directors beneficially owns any of our common stock. The following table sets forth the total number of shares of M & F Worldwide’s common stock that each director, NEO or person known to us to be the beneficial owner of more than 5% of M & F Worldwide’s outstanding common stock beneficially owned as of February 25, 2010, and the percent of such common stock so owned. M & F Worldwide’s common stock is M & F Worldwide’s only outstanding voting stock. “Ownership” for this purpose is “beneficial ownership” as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, a person beneficially owns a share if the person has sole or shared voting power or investment power with respect to the share or the person has the right to acquire the share within 60 days through the exercise of any option, warrant or right, through conversion of any security or under the automatic termination of any power of attorney or revocation of trust, discretionary account or similar arrangement.

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned		Outstanding Shares

MFW Holdings One LLC 35 East 62 St., New York, NY 10065	7,248,000	(1)	37.5%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road, Austin, TX 78746	1,646,912	(2)	8.5%
MFW Holdings Two LLC 35 East 62 St., New York, NY 10065	1,012,666	(1)	5.2%
Ronald O. Perelman	133,334	(1)	1.0%
Barry F. Schwartz	5,000		0.0%
Charles T. Dawson	—		0.0%
Paul G. Savas	1,000		0.0%
James D. Singleton	—		0.0%
Raju M. Shivdasani	—		0.0%
All directors and executive officers as a group (8 persons)	8,400,000	(3)	43.4%

(1)	All of such shares of common stock are beneficially owned by Ronald O. Perelman. MFW Holdings One LLC and MFW Holdings Two LLC are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc., of which Mr. Perelman owns 100%. In addition, MacAndrews & Forbes Holdings Inc. may be deemed to share beneficial ownership of the 8,194,000 shares of common stock beneficially owned by MFW Holdings One LLC and MFW Holdings Two LLC and the 133,334 shares of common stock deemed beneficially owned by Mr. Perelman as a result of Mr. Perelman’s grant of restricted stock (an aggregate of 8,400,000 shares of common stock, representing approximately 43.4% of the common stock outstanding or deemed outstanding under the rules of the SEC), by virtue of MacAndrews & Forbes Holdings Inc.’s ownership of 100% of the common stock of MFW Holdings One LLC and MFW Holdings Two LLC and Mr. Perelman’s 100% ownership of MacAndrews & Forbes Holdings Inc.’s common stock. The shares so owned and shares of intermediate holding companies are, or may from time to time be, pledged to secure obligations of MacAndrews & Forbes Holdings Inc. or its affiliates.

(2)	Beneficial ownership is based on a statement on Schedule 13G filed by Dimensional Fund Advisors LP on February 8, 2010.

(3)	Includes shares of common stock indirectly owned by Mr. Perelman through MacAndrews & Forbes Holdings Inc.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Management Services Agreement

During 2009, 2008 and 2007, certain executive officers of M & F Worldwide were executives of MacAndrews & Forbes. M & F Worldwide did not compensate such executive officers, but, in 2009, 2008 and 2007 M & F Worldwide paid to MacAndrews & Forbes $10 million, $10 million and $8.33 million, respectively, for the value of the services provided by such officers to M & F Worldwide pursuant to a management services agreement. Under the terms of this management services agreement, MacAndrews & Forbes provides the services of M & F Worldwide’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services. On May 24, 2006, M & F Worldwide and MacAndrews & Forbes entered into the Amended Management Services Agreement to reflect the increased scope of the management services provided by MacAndrews & Forbes to M & F Worldwide and the increased size of M & F Worldwide after the acquisition of Clarke American. Under the Amended Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a pro rata portion of an annual fee of $5.0 million in respect of the period of 2007 prior to May 1, 2007.

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

The Second Amended and Restated Management Services Agreement automatically renewed on January 1, 2010 and extended for a one-year renewal period terminating on December 31, 2010 unless either party gives the other party written notice at least 90 days prior to the end of the renewal period. The Second Amended and Restated Management Services Agreement will also terminate in the event that MacAndrews & Forbes Inc. or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of M & F Worldwide. The Second Amended and Restated Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes Inc. and its affiliates and personnel.

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

Insurance

We participate in MacAndrews & Forbes Holdings Inc.’s directors’ and officers’ insurance program, which covers M & F Worldwide as well as MacAndrews & Forbes Holdings Inc. and certain of its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. We bear an allocation of the premiums for such coverage, which we believe is more favorable than the premiums we could secure under stand alone coverage. The Company paid MacAndrews & Forbes Holdings Inc. $0.1 million and $0.3 million in 2009 and 2008, respectively, in respect of such insurance coverage.

Tax Sharing Agreement

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on our and our affiliated subsidiaries’ behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, we make periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that we and our affiliated subsidiaries would have had for each taxable period if we had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that we or any of our subsidiaries are included in any such group for foreign, state or local tax purposes. During 2009, 2008 and 2007, the Company made payments totaling $79.4 million, $57.4 million and $5.3 million, respectively to M & F Worldwide pursuant to the terms of the tax sharing agreement.

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

Allocations

As a wholly owned subsidiary of M & F Worldwide, we receive certain financial, administrative and risk management oversight from M & F Worldwide. These fees are allocations of shared service costs from our parent and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company recorded $2.7 million, $2.7 million and $2.1 million during the years ended December 31, 2009, 2008 and 2007, respectively, related to such fees.

Director Independence

Because we are not listed on any exchange, we are not subject to any listing standards for director independence. Under the NYSE listing standards, however, none of our directors are independent because each of our directors is either one of our officers or an officer of M & F Worldwide.

Item 14.	Principal Accounting Fees and Services

The M & F Worldwide Audit Committee selected Ernst & Young LLP as the independent auditors for its subsidiaries, including Harland Clarke Holdings, for the years ended December 31, 2009, 2008 and 2007.

Audit Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for professional services rendered for the audits of our financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $2.3 million, $3.1 million and $3.4 million for 2009, 2008 and 2007, respectively. Audit services include fees associated with the annual audit and reviews of our 2009 quarterly reports on Form 10-Q.

Audit-Related Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for audit-related services rendered in 2009, 2008 and 2007 were $0.3 million, $0.1 million and $0.8 million, respectively. Audit-related services include SAS 70 reports on internal controls, due diligence and consulting services performed for the Harland Acquisition.

Tax Fees.  The aggregate fees and expenses that Ernst & Young LLP billed us for assistance with property and income taxes were $0.1 million, $0.2 million and $0.1 million during 2009, 2008 and 2007, respectively.

All Other Fees.  No such fees were incurred by us in 2009, 2008 and 2007.

The Audit Committee of M & F Worldwide considered whether any audit-related and non-audit service that Ernst & Young LLP provided were comparable with maintaining the auditor’s independence from management and Harland Clarke Holdings. It has been the policy of M & F Worldwide’s Audit Committee to approve in advance the plan of audit services to be provided and an estimate of the cost for such audit services. M & F Worldwide’s Audit Committee has also adopted a policy of approving in advance for each calendar year a plan of the expected services and a related budget, submitted by management, for audit-related services, tax services and other services that Harland Clarke Holdings expects the auditors to render during the year. Throughout the year, M & F Worldwide’s Audit Committee is provided with updates on the services provided and the expected fees associated with each service. Any expenditure in excess of the approval limits for approved services, and any engagement of the auditors to render services in addition to those previously approved, requires advance approval by M & F Worldwide’s Audit Committee. M & F Worldwide’s Audit Committee approved the audit plan, all of the fees disclosed above and the non-audit services that Harland Clarke Holdings expects Ernst & Young LLP to provide in 2009.

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

(3) Exhibits.

Exhibit
Number	Description

2.1	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2005).
2.2	Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
2.3	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
3.1	Certificate of Incorporation of Harland Clarke Holdings Corp., as amended (incorporated by reference to Exhibit 3.1(i) of Harland Clarke Holdings Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.2	By-laws of Harland Clarke Holdings Corp. (incorporated by reference to Exhibit 3.1(ii) of Harland Clarke Holdings Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
4.1	Indenture dated as of May 1, 2007 among Harland Clarke Holdings Corp., the co-issuers and guarantors party thereto and Wells Fargo Bank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.2	Registration Rights Agreement (relating to the initial notes) dated as of May 1, 2007 by and among Harland Clarke Holdings Corp., the Guarantors (listed therein), Credit Suisse Securities (USA) LLC, Bear, Stearns & Co., Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.3	Credit Agreement, dated as of April 4, 2007 among Harland Clarke Holdings Corp., the Subsidiary Borrowers (listed therein), the Lenders (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative agent. (incorporated by reference to Exhibit 4.5 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.4	First Amendment to Credit Agreement, dated as of May 4, 2007, by and among Harland Clarke Holdings Corp., the lender parties (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.6 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.5	Guarantee and Collateral Agreement, dated as of May 1, 2007, by and among Harland Clarke Holdings Corp. and certain subsidiaries in favor of Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.7 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.6	Assumption Agreement, dated as of May 1, 2007 by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc., Centralia Holding Corp. and John H. Harland Company of Puerto Rico in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.8 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit
Number		Description

4.7		Intellectual Property Security Agreement, dated as of May 1, 2007, by and among B(2)Direct, Inc., Checks in the Mail, Inc. and Clarke American Checks, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.9 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.8		Intellectual Property Security Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc. and HFS Core Systems, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.10 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.9		Joinder Agreement, dated as of May 1, 2007, by and among B(2)Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc., New CS, Inc., New SCSFH, Inc., H Acquisition Corp., New SCH, Inc., New SFH, Inc. and Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.11 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.10		Joinder Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc. and Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.12 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.11		Deed to Secure Debt by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5096 Panola Industrial Blvd, Decatur, Georgia and 2933-2939 Miller Road, Decatur, Georgia). (incorporated by reference to Exhibit 4.14 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.12		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Scantron Corporation in favor of First American Title Insurance Company, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2020 South 156 Circle, Omaha, Nebraska). (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.13		Mortgage by Clarke American Checks, Inc. to Credit Suisse, Cayman Islands Branch (124 Metropolitan Avenue, Salina, New York). (incorporated by reference to Exhibit 4.16 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.14		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Checks In The Mail Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2435 Goodwin Lane, New Braunfels, Texas). (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.15		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Clarke American Checks, Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (5734 Farinon Drive, San Antonio, Texas). (incorporated by reference to Exhibit 4.19 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.16		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Harland Clarke Corp. in favor of First American Title Insurance Agency, LLC, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (4867-4883 West Harold Gatty Road, Salt Lake City, Utah). (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
10.1		Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp. and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 of M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.2+	M & F Worldwide Corp. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).

Exhibit
Number		Description

10	.3+	M & F Worldwide Corp. 2005 Long Term Incentive Plan — Form of Award Agreement for Participating Executives of Clarke American Corp. (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Form 8-K filed on May 24, 2006).
10	.4+	M & F Worldwide Corp. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10	.5+	Amendment No. 1 to the M & F Worldwide Corp. 2008 Long Term Incentive Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.6+	M & F Worldwide Corp. 2008 Long Term Incentive Plan — Award Agreement for Participating Executives (incorporated by reference to Exhibit 10.16 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10	.7+	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10	.8+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.9+	Employment Agreement dated February 13, 2008 between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.2 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10	.10+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.3 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.11+	Employment Agreement dated as of May 29, 2007 among Harland Clarke Holdings Corp., Harland Financial Solutions and John O’Malley (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on June 1, 2007).
10	.12+	Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Scantron Corporation and Jeffrey Heggedahl.
10	.13+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Scantron Corporation and Jeffrey Heggedahl (incorporated by reference to Exhibit 10.4 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.14+	Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton.
10	.15+	Employment Agreement, dated as of May 5, 2008, between Harland Clarke Holdings Corp., Harland Financial Solutions and Raju M. Shivdasani.
10	.16+	Employment Agreement, dated as of May 5, 2008, between Harland Clarke Holdings Corp., Harland Financial Solutions and A. O. Clemons, Jr.
10.17		Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 25, 2007).
10	.18+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton.
10	.19+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and Raju Shivdasani.
10	.20+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and A. O. Clemons, Jr.

Exhibit
Number		Description

10	.21+*	Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson.
10	.22+*	Amendment, dated as of February 14, 2010, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton.
10	.23+*	Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Peter A. Fera, Jr.
10	.24+*	Amendment, dated as of February 22, 2010, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and Raju Shivdasani.
21	.1*	Subsidiaries of Harland Clarke Holdings Corp.
31	.1*	Certification of Charles T. Dawson, Chief Executive Officer, dated February 26, 2010.
31	.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated February 26, 2010

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Dated: February 26, 2010	By: /s/ Charles T. Dawson
Charles T. Dawson President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 26, 2010	By: /s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: February 26, 2010	By: /s/ J. Michael Riley
J. Michael Riley Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Dawson Charles T. Dawson	President, Chief Executive Officer and Director	February 26, 2010

/s/ Paul G. Savas Paul G. Savas	Director	February 26, 2010

/s/ Barry F. Schwartz Barry F. Schwartz	Director	February 26, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2009

The following consolidated financial statements of Harland Clarke Holdings Corp. and Subsidiaries are included in Item 8:

As of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Harland Clarke Holdings Corp.

We have audited the accompanying consolidated balance sheets of Harland Clarke Holdings Corp. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule II listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harland Clarke Holdings Corp. and Subsidiaries at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Antonio, Texas
February 26, 2010

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$63.9	$64.6
Accounts receivable (net of allowances of $3.0 and $2.8 at December 31, 2009 and 2008)	119.7	128.8
Investments in marketable securities	24.6	—
Inventories	32.5	38.4
Income taxes receivable	13.5	8.0
Deferred tax assets	18.6	21.0
Prepaid expenses and other current assets	66.1	42.6

Total current assets	338.9	303.4
Property, plant and equipment, net	161.1	177.6
Goodwill	1,473.2	1,465.5
Other intangible assets, net	1,187.9	1,328.3
Contract acquisition payments, net	28.6	39.8
Other assets	62.3	77.2

Total assets	$3,252.0	$3,391.8

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$33.9	$54.4
Deferred revenues	116.1	103.8
Current maturities of long-term debt	19.5	19.8
Accrued liabilities:
Salaries, wages and employee benefits	52.6	68.4
Income and other taxes payable	15.4	13.9
Customer incentives	23.5	25.7
Payable to parent	—	0.7
Other current liabilities	30.8	54.7

Total current liabilities	291.8	341.4
Long-term debt	2,219.3	2,370.8
Deferred tax liabilities	415.3	435.7
Other liabilities	79.6	77.6
Commitment and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	98.0	27.2
Accumulated other comprehensive (loss) income, net of taxes:
Derivative fair-value adjustments	(8.6)	(16.8)
Currency translation adjustments	0.3	(0.4)
Funded status of benefit plans	(1.6)	(0.7)
Unrealized gains on investments, net	0.9	—

Total accumulated other comprehensive loss, net of taxes	(9.0)	(17.9)

Total stockholder’s equity	246.0	166.3

Total liabilities and stockholder’s equity	$3,252.0	$3,391.8

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)

	Year Ended December 31,
	2009	2008	2007

Product revenues, net	$1,417.8	$1,491.8	$1,199.3
Service revenues, net	294.5	302.8	170.6

Total net revenues	1,712.3	1,794.6	1,369.9
Cost of products sold	846.6	910.4	753.1
Cost of services provided	151.1	156.5	80.7

Total cost of revenues	997.7	1,066.9	833.8

Gross profit	714.6	727.7	536.1
Selling, general and administrative expenses	387.4	445.9	333.2
Asset impairment charges	44.4	2.4	3.1
Restructuring costs	32.5	14.6	5.6

Operating income	250.3	264.8	194.2
Interest income	1.0	2.2	6.0
Interest expense	(136.9)	(186.4)	(165.9)
Gain (loss) on early extinguishment of debt	65.0	—	(54.6)
Other income (expense), net	0.1	(0.4)	(0.5)

Income (loss) before income taxes	179.5	80.2	(20.8)
Provision (benefit) for income taxes	67.4	33.0	(5.4)

Net income (loss)	$112.1	$47.2	$(15.4)

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Stockholder’s Equity
(in millions, except share data)

				Accumulated
	Shares of	Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	(Loss) Income	Total

Balance, December 31, 2006	100	$202.5	$16.7	$0.1	$219.3
Net loss			(15.4)		(15.4)
Foreign currency translation adjustments, net of taxes of $0.0				1.7	1.7
Derivative fair-value adjustment, net of taxes of $8.9				(14.1)	(14.1)
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.7				0.8	0.8
Unrealized losses on investments, net of taxes of $0.3				(0.5)	(0.5)
Reclassification for investment write-down included in net income, net of taxes of $0.3				0.5	0.5

Total comprehensive loss					(27.0)

Dividend paid to parent			(1.8)		(1.8)

Balance, December 31, 2007	100	$202.5	$(0.5)	$(11.5)	$190.5
Net income			47.2		47.2
Foreign currency translation adjustments, net of taxes of $0.0				(2.1)	(2.1)
Derivative fair-value adjustment, net of taxes of $2.0				(2.7)	(2.7)
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.9				(1.6)	(1.6)
Unrealized losses on investments, net of taxes of $0.3				(0.5)	(0.5)
Reclassification for investment write-downs included in net income, net of taxes of $0.3				0.5	0.5

Total comprehensive income					40.8

Dividend paid to parent		(45.5)	(19.5)		(65.0)

Balance, December 31, 2008	100	$157.0	$27.2	$(17.9)	$166.3
Net income			112.1		112.1
Foreign currency translation adjustments, net of taxes of $0.0				0.7	0.7
Derivative fair-value adjustment, net of taxes of $5.2				8.2	8.2
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.7				(0.9)	(0.9)
Unrealized gains on investments, net of taxes of $0.6				0.9	0.9

Total comprehensive income					121.0

Dividend paid to parent			(41.3)		(41.3)

Balance, December 31, 2009	100	$157.0	$98.0	$(9.0)	$246.0

See Notes to Consolidated Financial Statements

Harland Clarke Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2009	2008	2007

Operating activities
Net income (loss)	$112.1	$47.2	$(15.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	57.9	66.6	58.5
Amortization of intangible assets	104.2	97.9	67.7
Amortization of deferred financing fees and original discount	7.3	7.8	7.0
(Gain) loss on early extinguishment of debt	(65.0)	—	54.6
Deferred income taxes	(23.2)	(31.9)	(7.6)
Asset impairments	44.4	2.4	3.1
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	11.8	(13.1)	3.5
Inventories	6.0	0.6	4.9
Prepaid expenses and other assets	(19.3)	1.9	(11.6)
Contract acquisition payments, net	11.2	11.8	20.6
Accounts payable and accrued liabilities	(54.4)	(14.4)	1.8
Deferred revenues	11.1	11.2	12.1
Income and other taxes	(3.5)	12.7	7.0
Payable to parent	(0.7)	(1.4)	2.1
Other, net	5.4	1.4	1.6

Net cash provided by operating activities	205.3	200.7	209.9
Investing activities
Purchase of businesses, net of cash acquired	(11.4)	(234.4)	(1,453.2)
Investment in marketable securities	(24.6)	—	—
Investment in related party notes receivable	—	(14.4)	—
Net repayments of related party notes receivable	5.2	1.8	—
Proceeds from sale of property, plant and equipment	0.7	5.7	3.3
Capital expenditures	(42.2)	(48.2)	(25.5)
Capitalized interest	(0.3)	(0.7)	(0.4)
Other, net	(4.2)	(0.6)	(0.7)

Net cash used in investing activities	(76.8)	(290.8)	(1,476.5)
Financing activities
Dividend to parent	(41.3)	(65.0)	(1.8)
Issuance of notes	—	—	615.0
Redemption of notes	(67.6)	—	(175.0)
Borrowings on credit agreements	—	62.0	1,800.0
Repayments of credit agreements and other borrowings	(20.3)	(82.0)	(664.6)
Premiums, penalties and consent payments related to extinguishment of debt	—	—	(41.2)
Debt issuance cost	—	—	(56.6)

Net cash (used in) provided by financing activities	(129.2)	(85.0)	1,475.8

Net (decrease) increase in cash and cash equivalents	(0.7)	(175.1)	209.2
Cash and cash equivalents at beginning of period	64.6	239.7	30.5

Cash and cash equivalents at end of period	$63.9	$64.6	$239.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$138.0	$171.2	$152.5
Income taxes, net of refunds	95.5	54.9	(4.3)

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

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions, for aggregate consideration of $12.9, subject to achievement of certain revenue targets in 2010 and 2011. The aggregate consideration of $12.9 includes contingent consideration of $1.8 for SubscriberMail upon the achievement of revenue targets, with a maximum contingent consideration of $2.0 if the targets are met (see Note 3). SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include B2B strategic services, B2C strategic services, database marketing and analytics, outbound B2B teleservices and production and fulfillment.

In December 2008, Harland Clarke Corp. acquired Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2 (the “Transaction Holdings Acquisition”) (see Note 3). Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses.

In February 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson for $218.7 in cash after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”) (see Note 3). Data Management designs, manufactures and services scannable data collection products, including printed forms, scanning equipment and related software, and provides survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients.

The Company has organized its business and corporate structure along the following three business segments: Harland Clarke, Harland Financial Solutions and Scantron.

The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention services to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition, the Harland Clarke segment provides check-related delivery and fraud prevention services, stationery, business cards and other business and home office products to consumers and small businesses.

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools including software, scanning equipment, forms and related field maintenance services.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition.

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company, and has no independent assets at December 31, 2009, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.

Subsequent Events

The Company has considered subsequent events through February 26, 2010, the date of issuance, in preparing the consolidated financial statements and notes thereto.

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

For multiple-element software arrangements, total revenue is allocated to each element based on the fair value method or the residual method when applicable. Under the fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence (the price of a bundled element when sold separately). Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on vendor-specific objective evidence is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed.

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

Customer Incentives

The Company’s Harland Clarke segment has contracts with certain clients that provide both fixed and volume-based rebates. These rebates are recorded as a reduction of revenues to which they apply and as accrued liabilities.

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

Investments

The Company has investments which consist of corporate equity securities and United States treasury securities which are classified as available-for-sale securities and are stated at fair value with unrealized gains and losses on such investments reflected net of tax, as other comprehensive income (loss). Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. The United States treasury securities are classified as current and included in investments in marketable securities in the accompanying consolidated balance sheets. The corporate equity securities are classified as noncurrent and are included in other assets in the accompanying consolidated balance sheets. See Note 14.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary, or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the issuer or business and the Company’s intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.

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

Contract Acquisition Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to these contract terminations of $0.8, $2.2 and $1.7 in 2009, 2008 and 2007, respectively.

Advertising

Advertising costs, which are recorded predominately in selling, general and administrative expenses, consist mainly of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.

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

At December 31, 2009 and 2008, the Company had prepaid advertising costs of $3.4 and $3.8, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company’s advertising expense was $22.0, $23.7 and $19.3 for 2009, 2008 and 2007, respectively.

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

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $15.4, $17.7 and $12.6 during 2009, 2008 and 2007, respectively, and were primarily costs incurred related to the development of software.

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after establishing the technological feasibility of the subject software product and before its availability for sale are capitalized and are included in other intangible assets, net on the accompanying consolidated balance sheets. Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years with related amortization expense in cost of goods sold on the accompanying consolidated statements of operations. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

The Company capitalizes costs to develop or obtain computer software for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when significant, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and ready for its intended use and are included in property, plant and equipment, net on the accompanying consolidated balance sheets.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. In 2009, the Company reduced the number of reporting units from five to four as a result of an organizational realignment and the integration of two former reporting units into a single reporting unit. Certain of the Company’s reporting units are the same as its reportable segments and certain reporting units are one level below the reportable segment, which is at the operating segment level.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally, except where guideline companies are not similar enough to provide a reasonable value using the market approach. When that occurs, the market approach is weighted less than the income approach. The results of the Company’s tests indicated no goodwill impairment as the estimated fair values were greater than the carrying values.

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

The Company measures impairment of its indefinite-lived tradenames and trademarks based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames and trademarks are licensed in the marketplace. The Company also re-evaluates the useful life of these assets to determine whether events and circumstances continue to support an indefinite useful life.

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

Costs to renew or extend the term of a recognized intangible asset are expensed as incurred and are not significant.

Long-Lived Assets

When events or changes in circumstances indicate that the carrying amount of a long-lived asset other than goodwill and indefinite-lived intangible assets may not be recoverable, the Company assesses the recoverability of such asset based on estimates of future undiscounted cash flows compared to net book value.

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

The Company recognizes in its balance sheet the funded status of its defined benefit postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation and recognizes changes in the funded status of a defined benefit postretirement benefit plan within accumulated comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 10).

Translation of Foreign Currencies

The functional currency for each of the Company’s foreign subsidiaries is its local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into United States dollars at rates of exchange in effect at the balance sheet date and statement of operations items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholder’s equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of certain foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2009 and 2008, the combined liabilities for self-insured workers compensation and group medical were $10.5 and $10.9, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Derivative Financial Instruments

The Company uses derivative financial instruments to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.

On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. See the section captioned “Recently Adopted Accounting Guidance” below regarding amended accounting guidance for derivative instruments and hedging activities which the Company adopted during 2009.

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $32.1 and $43.6 as of December 31, 2009 and 2008, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. A portion of these costs relate to plans to exit activities acquired from Harland, Data Management and Transaction Holdings (see Note 3) and have been included in purchase accounting in accordance with accounting guidance for business combinations that was in effect until January 1, 2009. The remaining costs relate to other exit activities and primarily consist of employee termination benefits which are accrued when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. In addition to employee termination benefits, other restructuring costs include, but are not limited to, equipment moves, training and travel, which are expensed as incurred. Additional restructuring charges related to the Company’s existing operations will be incurred as the Company completes its restructuring plans.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on previously reported net income (loss).

Specifically, asset impairment charges are presented as a line item on the consolidated statements of operations. In 2008 and 2007, asset impairment charges were classified in either cost of products sold, selling, general and administrative expenses or in restructuring costs. The asset impairment reclassifications for 2008 reduced cost of products sold by $0.5, selling, general and administrative expenses by $0.9 and restructuring costs by $1.0. The asset impairment reclassification for 2007 reduced selling, general and administrative

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

expenses by $3.1. Asset impairment related reclassifications were also made in the consolidated statements of cash flows and in Note 15.

Recently Adopted Accounting Guidance

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

Effective April 1, 2009, the Company adopted new guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements (see Note 13). The new guidance increases disclosure requirements but did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Effective for the quarter ended June 30, 2009, the Company adopted new guidance regarding subsequent events. The new guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance did not result in significant changes in the subsequent events that the Company reports — either through recognition or disclosure — in its financial statements.

Effective October 1, 2009, the Company adopted new guidance for measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain valuation techniques. It also clarifies that an entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

Recently Issued Accounting Guidance

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance for certain arrangements that include software elements. The new guidance removes non-software components of tangible products and software components of tangible products that have software components essential to the functionality of the tangible product from the scope of software revenue recognition.

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

Acquisition of Data Management

In February 2008, the Company’s wholly owned subsidiary, Scantron Corporation, purchased all of the limited liability membership interests of Data Management for $218.7 in cash after giving effect to working capital adjustments of $1.6. Data Management’s results of operations have been included in the Company’s operations since the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews & Forbes Holdings Inc. (which, as of December 31, 2008, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock) for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition (see Note 17). The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

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

As a result of the Data Management Acquisition, the Company adopted formal plans to terminate certain employee functions and exit duplicative facilities. The Company recorded $2.5 of severance and severance-

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

related costs for the termination of certain Data Management employees in the above purchase price allocation. See Note 15 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold (of which $0.4 was expensed during 2008).

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenue being recognized over the related earnings period (of which $0.2 was reflected as reduced revenues during 2009 and $1.0 was reflected as reduced revenues during 2008).

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the Data Management Acquisition had occurred as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if this transaction had taken place at the beginning of the period presented, nor does it purport to represent results of operations for future periods.

Unaudited Pro Forma
Year Ended
December 31, 2008

Net revenues	$1,811.9
Operating income	266.4
Net income	48.2
Depreciation and amortization (excluding amortization of deferred financing fees)	166.2

In the pro forma information above, the results prior to the Data Management Acquisition were adjusted to include the pro forma impact of the adjustment of amortization of intangible assets and depreciation of fixed assets based on the purchase price allocation and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%.

The pro forma information also gives effect to certain identified cost savings totaling $0.8 as if they had been implemented in their entirety at the beginning of the period presented. These cost savings pertain to the termination of certain Data Management employees for which the related liability was recognized in the purchase price allocation. There can be no assurance that all of such cost savings will be accomplished during any particular period, or at all.

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

Acquisition of Protocol IMS and SubscriberMail

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS for an aggregate consideration of $12.9, subject to achievement of certain revenue targets in 2010 and 2011. The aggregate consideration of $12.9 includes contingent consideration of $1.8 for SubscriberMail upon the

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

achievement of revenue targets, with a maximum contingent consideration of $2.0 if the targets are met. SubscriberMail, which was acquired on December 31, 2009, is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include B2B strategic services, B2C strategic services, database marketing and analytics, outbound B2B teleservices and production and fulfillment. Protocol IMS results of operations have been included in the Company’s operations since December 4, 2009, the date of its acquisition. The preliminary allocations of purchase price resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.

The pro forma effects on the results of operations for these acquisitions were not material and are not included in the pro forma information presented above.

Acquisition of Transaction Holdings

In December 2008, Harland Clarke Corp. acquired 100% of the equity of Transaction Holdings for total cash consideration of $8.2. Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses. Transaction Holdings’ results of operations have been included in the Company’s operations since the date of its acquisition. The allocation of the purchase price is complete and resulted in identified intangible assets of $9.0, goodwill of $2.8 and net deferred tax liabilities of $2.8.

The pro forma effects on the results of operations for the Transaction Holdings Acquisition were not material and are not included in the pro forma information presented above.

Peldec Assets Purchase

In August 2007, the Company’s indirect wholly owned Irish subsidiary, Harland Financial Solutions Worldwide Limited, purchased certain intellectual property (the “Products”) and operations related to software products developed by Peldec Decision Systems Ltd. (“Peldec”), an Israeli corporation, including related contracts, documents, permits and agreements, and the assumption of certain related liabilities and contractual obligations, for aggregate consideration of $30.0. Peldec’s results of operations have been included in the Company’s operations since the date of its acquisition. Harland Financial Solutions, Inc., a wholly owned subsidiary of the Company, had distributed the Products since August 2005 pursuant to a reseller agreement with Peldec.

Of the total consideration of $30.0, $14.0 was paid at closing, $6.0 was paid on the first anniversary of the closing date, $5.0 was paid on the second anniversary of the closing date and $5.0 is due on the third anniversary of the closing date. The time-based payments are treated as an incentive agreement and are being recorded as compensation expense ratably over the service period. Each time-based payment is subject to forfeiture if certain key employees terminate employment prior to such payment date for certain reasons. The time-based payments are also subject to acceleration in certain instances, including a change in control, as defined in the related agreements. Fees and expenses of $0.4 were capitalized in the purchase price. Allocation of the purchase price above resulted in identified intangible assets of $7.2.

Acquisition of Harland and Related Financing Transactions

On May 1, 2007, the Company purchased 100% of the outstanding shares of Harland for $1,423.0 in cash. The acquisition combined complementary products and services of Harland and Clarke American to create a more effective and efficient strategic partner to financial institutions. Harland’s results of operations have been included in the Company’s operations since May 1, 2007, the date of the Harland Acquisition. Fees and expenses of $42.5 related to the Harland Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $10.0 paid by M & F Worldwide to MacAndrews & Forbes Holdings

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Inc. for services related to sourcing, analyzing, negotiating and executing the Harland Acquisition (see Note 17). The Company reimbursed M & F Worldwide for that payment during 2007. The capitalized fees and expenses also include $3.0 paid by the Company to M & F Worldwide to reimburse it for professional fees paid related to the Harland Acquisition.

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

As a result of the Harland Acquisition, the Company adopted a formal plan to terminate certain employees and exit duplicative facilities. The Company recorded $19.7 of severance and severance-related costs for the termination of certain Harland employees and $2.8 of costs for the closure of certain Harland facilities in the above purchase price allocation. See Note 15 for additional disclosures regarding restructuring.

As part of the application of purchase accounting, inventory was increased by $4.6 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the fair-valued inventory was sold (of which $4.4 was expensed during 2007).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Also as part of the application of purchase accounting, deferred revenue was decreased by $15.0 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenue being recognized over the related earnings period (of which $0.2, $1.6 and $12.2 were reflected as reduced revenues during 2009, 2008 and 2007, respectively).

4.	Inventories

Inventories consist of the following:

	December 31,
	2009	2008

Finished goods	$9.8	$13.3
Work-in-progress	9.5	9.5
Raw materials	13.2	15.6

	$32.5	$38.4

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2009	2008

Machinery and equipment	$110.3	$115.8
Computer software and hardware	134.0	102.1
Leasehold improvements	28.5	22.4
Buildings and improvements	33.6	36.8
Furniture, fixtures and transportation equipment	15.2	15.7
Land	10.1	10.8
Construction-in-progress	13.9	15.1

	345.6	318.7
Accumulated depreciation	(184.5)	(141.1)

	$161.1	$177.6

Depreciation expense was $57.9, $66.6 and $58.5 for the years ended December 31, 2009, 2008 and 2007, respectively, and includes the depreciation of the Company’s capital leases. Capitalized lease equipment was $10.6 and $6.7 at December 31, 2009 and 2008, respectively, and the related accumulated depreciation was $5.9 and $4.5 at December 31, 2009 and 2008, respectively.

Construction-in-progress mainly consists of investments in Harland Clarke’s information technology infrastructure, contact centers, production bindery and delivery systems.

6.	Assets Held For Sale

At December 31, 2009, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed

Atlanta, GA	Operations support	2008
Atlanta, GA	Printing	2008
Greensboro, NC	Printing	2009
Syracuse, NY	Printing	2009

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The Syracuse and Greensboro facilities were closed to better utilize plant network capacity and maximize manufacturing and distribution efficiencies. The Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to the Harland Acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. The Company continues to make appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Syracuse facility was sold for its carrying value of $1.1.

Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	December 31,
	2009	2008

Land	$1.4	$1.0
Buildings and improvements	3.5	1.7

	$4.9	$2.7

In 2008, the Company recorded $0.5 in impairments related to print facilities held for sale which are included in asset impairment charges in the accompanying consolidated statements of operations. One of the facilities was subsequently sold for its carrying value of $2.8. In 2008, the Company also recorded a $0.2 impairment related to the operations support facility, which is included in asset impairment charges in the accompanying consolidated statements of operations.

7.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill by business segment for the years ended December 31, 2009 and 2008 is as follows:

		Harland
	Harland	Financial
	Clarke	Solutions	Scantron	Total

Balance as of December 31, 2007	$768.4	$425.9	$152.6	$1,346.9
Data Management acquisition	—	—	115.9	115.9
Transaction Holdings acquisition	2.8	—	—	2.8
Adjustments to goodwill	1.1	(0.5)	(0.2)	0.4
Effect of exchange rate changes	—	(0.4)	(0.1)	(0.5)

Balance as of December 31, 2008	772.3	425.0	268.2	1,465.5
Protocol IMS acquisition	0.9	—	—	0.9
SubscriberMail acquisition	6.3	—	—	6.3
Adjustments to goodwill	(0.1)	—	0.3	0.2
Effect of exchange rate changes	—	0.2	0.1	0.3

Balance as of December 31, 2009	$779.4	$425.2	$268.6	$1,473.2

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	December 31,	December 31,	December 31,	December 31,
	(in years)	2009	2008	2009	2008

Amortized intangible assets:
Customer relationships	3-30	$1,233.4	$1,230.6	$260.5	$170.2
Trademarks and tradenames	2-25	154.5	8.3	3.4	1.1
Software and other	2-10	65.1	60.6	28.2	18.2
Patents and patents pending	3-20	20.0	19.6	4.0	2.3

		1,473.0	1,319.1	296.1	191.8

Indefinite-lived intangible assets:
Trademarks and tradenames		11.0	201.0	—	—

Total other intangible assets		$1,484.0	$1,520.1	$296.1	$191.8

Amortization expense was $104.2, $97.9 and $67.7 for the years ended December 31, 2009, 2008 and 2007, respectively.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the businesses acquired in 2009 was 7.1 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the businesses acquired in 2009 was as follows: customer relationships – 8.2 years, trademarks and tradenames – 8.1 years, software and other – 4.7 years and patents and patents pending – 3.0 years.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2014 is as follows:

2010	$108.8
2011	101.8
2012	94.4
2013	84.5
2014	77.4

As a result of the 2009 annual impairment test for indefinite-lived tradenames, the Company determined the fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 ($33.4 for the Harland Clarke segment, $10.6 for the Harland Financial Solutions segment and $0.2 for the Scantron segment) was recorded in the fourth quarter of 2009 based on the fair value of the Harland Clarke tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to a life of 25 years. This impairment charge was included in asset impairment charges in the accompanying consolidated statements of operations for 2009. The charge did not affect consolidated cash flows, current liquidity, capital resources or covenants under existing credit facilities. The remaining balance of $145.8 for the Harland Clarke tradename was reclassified from indefinite-lived tradenames to amortized tradenames in the table of intangible assets above. The Company began to amortize this intangible asset on an undiscounted cash flow basis in the fourth quarter

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

of 2009 resulting in additional amortization expense of $1.3 in 2009. Amortization expense for this intangible asset is expected to be $8.0 in 2010.

During 2008, the Company experienced further declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated non-cash impairment charge of $0.5 was included in asset impairment charges in the accompanying consolidated statements of operations for 2008.

During 2007, the Company continued to experience greater revenue attrition than expected from Alcott Routon operations within the Harland Clarke segment. As a result, as well as management’s decision to change the business model for this operation, the Company assessed whether portions of the related acquired tradename and customer relationship intangible assets were impaired. An analysis of the sum of the forecasted undiscounted future cash flows based on then current expectations indicated an impairment and the intangible assets were written down to their estimated fair value at that time. As a result, a non-cash impairment charge of $3.1 was recorded and included in asset impairment charges in the accompanying consolidated statements of operations for 2007.

8.	Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007

Income (loss) before income taxes:
Domestic	$184.0	$88.4	$(16.4)
Foreign	(4.5)	(8.2)	(4.4)

Total income (loss) before income taxes	$179.5	$80.2	$(20.8)

Provision (benefit) for income taxes:
Current:
Federal	$76.0	$58.1	$—
State and local	14.5	6.7	2.2
Foreign	0.1	0.1	—

	90.6	64.9	2.2

Deferred:
Federal	(20.8)	(29.5)	(5.9)
State and local	(3.2)	(0.9)	(1.7)
Foreign	0.8	(1.5)	—

	(23.2)	(31.9)	(7.6)

Total provision (benefit) for income taxes	$67.4	$33.0	$(5.4)

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Current:
Prepaid advertising	$(1.3)	$(1.5)
Deferred revenues	6.8	6.6
Net operating loss carryforwards	0.3	0.8
Accrued expenses and other liabilities	14.7	17.5

Net current deferred tax asset	20.5	23.4
Valuation allowance	(1.9)	(2.4)

	18.6	21.0
Long-term:
Property, plant and equipment	(7.7)	(11.1)
Postretirement benefits obligation	7.9	7.5
Deferred compensation	3.0	2.9
Intangible assets	(414.2)	(459.5)
Net operating loss carryforwards	5.1	5.6
Interest rate swap liability	3.1	10.2
Deferred gain on debt repurchases	(24.9)	—
Other	15.5	12.3

Net long-term tax liability	(412.2)	(432.1)
Valuation allowance	(3.1)	(3.6)

	(415.3)	(435.7)

Net deferred tax liabilities	$(396.7)	$(414.7)

At December 31, 2009, the Company had domestic federal net operating loss (“NOL”) carryforwards of $4.1, which expire between 2021 and 2022. The federal NOL carryforwards relate to an acquisition in 2004 and therefore are subject to annual limitations under Internal Revenue Code Section 382, which generally restricts the amount of a corporation’s taxable income that can be offset by a taxpayer’s NOL carryforwards in taxable years after a change in ownership has occurred.

The Company had domestic state net operating loss carryforwards totaling $0.8 (tax effected), with $0.5 expiring in 2011-2019 and the remainder expiring beyond 2019. In addition, the Company had foreign net operating loss carryforwards of $13.3 for Ireland, which have no expiration dates.

The Company has established a valuation allowance for certain federal, state and foreign net operating loss and tax credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2009, there was a valuation allowance of $5.0 for such items. The valuation allowance for deferred tax assets decreased by $1.0 during 2009. The decrease in this allowance was primarily due to a $2.7 reduction in domestic net operating loss and tax credit carryforwards and a $1.7 increase relating to losses in Ireland.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The effective tax rate varies from the current statutory federal income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	3.4%	3.9%	0.5%
Foreign rate differential	0.4%	2.1%	—
Foreign loss for which no benefit was recorded	1.0%	—	(7.4)%
Uncertain tax positions	(2.0)%	—	—
Other	(0.3)%	0.1%	(2.1)%

	37.5%	41.1%	26.0%

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on the Company’s behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, the Company makes periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that the Company would have had for each taxable period if the Company had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that the Company is included in any such group for foreign, state or local tax purposes. During 2009, 2008 and 2007, the Company made net payments to M & F Worldwide of $79.4, $57.4 and $5.3, respectively, under the tax sharing agreement. At the end of 2009 and 2008, the Company had net receivables of $8.3 and $6.0, respectively, relating to the tax sharing agreements.

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

In connection with the Clarke American Acquisition, Honeywell agreed to indemnify M & F Worldwide and its affiliates, including the Company, for certain income tax liabilities that arose prior to the acquisition of Clarke American and M & F Worldwide has agreed to reimburse to the Company an amount equal to 100% of any payment received (unless M & F Worldwide incurs any such liabilities directly).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Balance at January 1	$18.6	$19.3	$9.9
Additions from acquisitions	—	—	9.6
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions for prior years	1.7	—	—
Reductions for tax positions for prior years	(6.7)	(0.7)	(0.2)
Settlements	—	—	—

Balance at December 31	$13.6	$18.6	$19.3

Of the amounts reflected in the table above at December 31, 2009, there were $5.3 of tax benefits that, if recognized in 2009, would have reduced the Company’s annual effective tax rate. The Company had accrued interest and penalties of approximately $6.9 and $6.1 as of December 31, 2009 and 2008, respectively. The Company records both accrued interest and penalties related to income tax matters, which is not significant, in the provision for income taxes in the accompanying consolidated statements of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2005 through 2008 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.

The Internal Revenue Service previously commenced examinations of Novar for the tax year 2005. The Internal Revenue Service recently completed examinations of Harland for the tax years 2005 through May 1, 2007 and for Harland’s amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In connection with completion of the audits, Harland resolved its research and development credit claims with the Internal Revenue Service. This resulted in a $5.9 reduction of the accrual for the Company’s uncertain tax positions, of which $3.4 (inclusive of interest) was recorded as a benefit in the tax provision for the year ended December 31, 2009.

9.	Retirement Plans

The Company, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to the plans totaled $14.5, $15.9 and $11.4 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.5 and $6.4 at December 31, 2009 and 2008, respectively. Accretion expense recognized for these agreements was not significant.

10.	Other Postretirement Benefit Plans

The Company sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes approximately 50% of the cost of the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

As of December 31, 2009 and 2008, the accumulated postretirement benefit obligation (“APBO”) was $18.9 and $17.5, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $1.2, $1.5 and $0.8, respectively, to these plans. The Company expects to contribute $1.2 to these plans in 2010.

The following table presents the beginning and ending balances of the APBO, the changes in the APBO, and reconciles the plans’ status to the accrued postretirement healthcare and life insurance liability reflected on the accompanying consolidated balance sheets as of December 31, 2009 and 2008:

	2009	2008

APBO at beginning of year	$17.5	$15.6
Changes in APBO:
Interest cost	1.0	0.9
Benefits paid	(2.4)	(2.7)
Retiree contributions	1.1	1.2
Health benefits subsidy	0.1	—
Actuarial loss	1.6	2.5

APBO at end of year	$18.9	$17.5

Included in accrued salaries, wages and employee benefits	$1.2	$1.1
Included in other liabilities	17.7	16.4

APBO at end of year	$18.9	$17.5

The following table presents the changes in the fair value of plan assets and the funded status for the periods presented:

	2009	2008

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.2	1.5
Retiree contributions	1.1	1.2
Health benefits subsidy	0.1	—
Benefits paid	(2.4)	(2.7)

Fair value of plan assets at end of year	$—	$—

Funded status	$(18.9)	$(17.5)
Unrecognized actuarial net loss	2.6	1.0
Cumulative (charge) to other comprehensive income	(2.6)	(1.0)

Benefit obligation at end of year	$(18.9)	$(17.5)

As of December 31, 2009 and 2008, amounts recognized in accumulated other comprehensive loss consist of:

	2009	2008

Unrecognized actuarial net loss	$2.6	$1.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Net periodic postretirement benefit costs for these plans were as follows:

	Year Ended December 31,
	2009	2008	2007

Interest on accumulated postretirement benefit obligation	$1.0	$0.9	$0.6
Net amortization	—	—	—

Net postretirement benefit cost	1.0	0.9	0.6
Other changes in benefit obligations recognized in other comprehensive loss (income):
Unrecognized actuarial net loss (gain)	1.6	2.5	(1.5)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$2.6	$3.4	$(0.9)

The weighted average discount rates used to determine benefit obligations as of December 31, 2009 and 2008 were 5.75% and 6.0%, respectively. The weighted average discount rates used to determine the net periodic postretirement benefit cost for 2009 and 2008 were 6.0% and 5.75%, respectively. The annual healthcare cost trend rates used for 2010 to determine benefit obligations at December 31, 2009 were assumed to be 10.0% for pre-65 age groups and 8.0% for post-65 age groups due to the effects of Medicare. The estimated annual healthcare cost trend rates grade down gradually to 4.75% at 2016 for post-65 age groups and 4.75% at 2018 for pre-65 age groups. Participant contributions are assumed to increase with healthcare cost trend rates.

The healthcare cost trend rate assumptions, which are net of participant contributions and subsidies, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total interest cost for 2009	$0.1	$(0.1)
Effect on postretirement benefit obligation at December 31, 2009	1.3	(1.1)

The following reflects the estimated future benefit payments, net of estimated participant contributions and subsidies:

2010	$1.2
2011	1.2
2012	1.2
2013	1.2
2014	1.2
2015-2019	6.3

During 2009, 2008, and 2007 there were no reclassification adjustments or amortization of the actuarial (loss) gain. In 2010, amortization of accumulated actuarial loss that will be included in net periodic postretirement benefit costs will not be significant.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

11.	Long-Term Debt

	December 31,
	2009	2008

$1,900.0 Senior Secured Credit Facilities	$1,755.0	$1,773.0
Senior Floating Rate Notes due 2015	206.8	305.0
9.50% Senior Fixed Rate Notes due 2015	271.3	310.0
Capital lease obligations and other indebtedness	5.7	2.6

	2,238.8	2,390.6
Less: current maturities	(19.5)	(19.8)

Long-term debt, net of current maturities	$2,219.3	$2,370.8

$1,900.0 Senior Secured Credit Facilities

On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.7% at December 31, 2009. As of December 31, 2009, there were no outstanding borrowings under the Revolver and there was $87.5 available for borrowing (giving effect to the issuance of $12.5 of letters of credit).

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

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). No such excess cash flow payment was required to be paid in 2009 with respect to 2008 and no such excess cash flow payment is required to be paid in 2010 with respect to 2009. Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

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

Under the terms of the Credit Agreement, the Company was required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bears interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, the Company entered into interest rate derivative arrangements described in Note 12.

Senior Notes due 2015

Additionally, in connection with the Harland Acquisition, on May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the floating rate notes was 6.0% at December 31, 2009. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.

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

Prior Credit Facilities

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

The Prior Term Loan had an aggregate principal amount at maturity of $440.0. The Company assumed $437.8 of net obligations from its issuance, net of original discount of 0.5%. The original discount was fully amortized as non-cash interest expense over the life of the term loan facility using the effective interest method.

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

Gain on Early Extinguishment of Debt

During 2009, the Company extinguished debt with a total principal amount of $136.9 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6, resulting in a gain of $65.0 after the write-off of $4.3 of unamortized deferred financing fees related to the extinguished debt.

Loss on Early Extinguishment of Debt

During 2007, in connection with the extinguishment of the Company’s Prior Credit Facilities and the 2013 Senior Notes, the Company recorded a total loss on early extinguishment of debt of $54.6, consisting of the following: the $37.3 prepayment premiums and consent payments on the 2013 Senior Notes, the $3.9 prepayment penalty on the Prior Credit Facilities, a non-cash expense of $1.5 for the write-off of unamortized

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

original discount on the Prior Credit Facilities, and a non-cash expense of $11.9 for the write-off of unamortized deferred financing fees related to the 2013 Senior Notes and the Prior Credit Facilities.

Capital Lease Obligations and Other Indebtedness

The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $5.7 and $2.6 at December 31, 2009 and 2008, respectively. These obligations have imputed interest rates ranging from 5.7% to 9.6% and have required payments, including interest of $1.8 in 2010, $1.6 in 2011, $1.1 in 2012 and 2013 and $0.8 in 2014. During 2009, a subsidiary of the Company entered into a capital lease and other indebtedness totaling $5.1 and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.

Annual Maturities

Annual maturities of long-term debt during the next five years are as follows:

2010	$19.5
2011	19.3
2012	19.0
2013	19.0
2014	1,683.8

12.	Derivative Financial Instruments

Interest Rate Hedges

The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company’s risk on a portion of its variable-rate debt.

During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006. The hedges expired on June 30, 2009. The hedges were designed to swap the underlying variable rate for a fixed rate of 4.992%. On May 1, 2007, the Company’s prior credit facilities were repaid in full. The Company redesignated the swaps as a hedge against the variable interest rate on a portion of its Term Loan. The Company amortized the fair value of the derivative liability of $0.4 as of May 1, 2007 in interest expense in the consolidated statements of operations over the remaining life of the derivative contract using the straight-line method.

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

The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated
as Cash Flow		December 31,
Hedging Instruments:	Balance Sheet Classification	2009	2008

Interest rate swaps	Other current liabilities	$6.3	$13.8
	Other liabilities	7.9	13.7

See Note 13 for information regarding the valuation of these derivative instruments.

These derivative instruments had no ineffective portions during 2009 and 2008. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of operations due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Year Ended December 31, 2009
Loss Reclassified from
Accumulated Other
Derivatives Designated	Loss Recognized in	Comprehensive Loss
as Cash Flow	Other Comprehensive	into Interest
Hedging Instruments:	Income	Expense

Interest rate swaps	$18.3	$31.6

The Company expects to reclassify approximately $18.7 into net income as additional interest expense during the twelve months ending December 31, 2010.

The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

Balances and Net Changes:	2009

Balance at the beginning of the period	$16.8
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $12.2	(19.4)
Net change in fair value of interest rate swaps, net of taxes of $7.1	11.2

Balance at end of period	$8.6

13.	Fair Value Measurements

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Nonrecurring Fair Value Measurements

The following table presents the Company’s nonrecurring fair value measurements completed during 2009:

	Fair Value at
	November 1,				Impairment
	2009	(Level 1)	(Level 2)	(Level 3)	Charges

Indefinite-lived trademarks and tradenames	$156.8	—	—	$156.8	$44.2

Indefinite-lived trademarks and tradenames were measured for impairment during the fourth quarter of 2009 as part of the Company’s annual measurements for impairment testing and resulted in non-cash impairment charges totaling $44.2. The charges consisted of $33.4 related to the Harland Clarke segment, $10.6 related to the Harland Financial Solutions segment and $0.2 related to the Scantron segment. The impairments were primarily due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. See Note 2 for more information on the fair value measurement process for indefinite-lived trademarks and tradenames.

Recurring Fair Value Measurements

As of December 31, 2009, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. The marketable securities are included in investments in marketable securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of December 31, 2009 and 2008 are calculated as follows:

	Balance at
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$26.5	$26.5	$—	$—
Liability for interest rate swaps	14.2	—	14.2	—

	Balance at
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Marketable securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	27.5	—	27.5	—

Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparties, adjusted for the Company’s credit risk. Marketable securities consist of corporate equity securities and United States treasury securities. Fair value of corporate equity securities and United States treasury securities are based on quoted market prices.

Fair Value of Financial Instruments

Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at December 31, 2009 and 2008 was approximately $1,912.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

and $1,096.3, respectively. The carrying value of long-term debt at December 31, 2009 and 2008 was $2,238.8 and $2,390.6, respectively.

14.	Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are reported at their fair values (quoted market price), which were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Balance at December 31, 2009:
United States treasury securities	$24.6	$—	$—	$24.6
Equity securities	0.3	1.7	(0.1)	1.9

Total	$24.9	$1.7	$(0.1)	$26.5

Balance at December 31, 2008:
Equity securities	$0.3	$0.1	$(0.2)	$0.2

The Company purchased United States treasury securities, which mature in 2012, during the fourth quarter of 2009.

The following presents the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less than 12 Months		More than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

At December 31, 2009:
Equity securities	$—	$—	$0.1	$0.1
At December 31, 2008:
Equity securities	$0.1	$0.2	$—	$—

In 2008 and 2007, the Company wrote-down an equity investment due to an other-than-temporary decline in its market value in the amount of $0.8 and $0.8, respectively. These write-downs are included in other income (expense), net in the accompanying consolidated statements of operations. The Company has determined that the gross unrealized losses on its investments at December 31, 2009 are temporary in nature. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2009.

15.	Restructuring

Harland Clarke and Corporate

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

During the period January 1, 2007 through April 30, 2007, the Company established $1.5 in reserves with respect to the checks and related products business related to the closure of one contact center and one

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

printing plant. These facilities were closed in 2007 with ongoing lease commitments through 2009. The total expenditures for these closures were $3.2.

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

In the fourth quarter of 2008, the Company announced it would consolidate certain printing operations, which included the closing of two printing facilities in 2009 (consisting of one owned facility and one leased facility). Due to this action, the Company recorded an impairment charge of $1.0 to adjust the carrying value of the owned facility to its estimated fair value. This impairment charge is included in asset impairment charges in the accompanying consolidated statements of operations for 2008. The non-cash utilization of $1.0 and $1.1 in 2008 and 2007, respectively, in the following table includes adjustments to the carrying value of other property, plant and equipment.

In addition to restructuring liabilities recorded in the Harland Acquisition purchase accounting, the Company also adopted plans during 2008 and 2009 to realize additional cost savings in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions. The Company also recorded restructuring liabilities in connection with the Transaction Holdings Acquisition of $1.5 in 2008. The liabilities were reduced by $0.6 in 2009, which is reflected as non-cash utilization in the table below.

The Company expensed $18.1 for severance and severance-related costs and $7.6 for facilities closures and other costs during the year ended December 31, 2009 and expensed $7.0 for severance and severance-related costs and $1.3 for facilities closures and other costs during the year ended December 31, 2008. The Company expects to incur in future periods an additional $1.6 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2013.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table details the components of the Company’s restructuring accruals under its plans established since 2007 related to the Harland Clarke segment and Corporate for 2009, 2008 and 2007:

		Established in
	Beginning	Purchase			Non-cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	Utilization	Balance

Year Ended December 31, 2009:
Severance and severance-related	$7.4	$—	$18.1	$(23.0)	$—	$2.5
Facilities closures and other costs	2.3	—	7.6	(2.8)	(4.6)	2.5

Total	$9.7	$—	$25.7	$(25.8)	$(4.6)	$5.0

Year Ended December 31, 2008:
Severance and severance-related	$8.5	$1.8	$7.0	$(9.9)	$—	$7.4
Facilities closures and other costs	2.9	0.8	1.3	(1.7)	(1.0)	2.3

Total	$11.4	$2.6	$8.3	$(11.6)	$(1.0)	$9.7

Year Ended December 31, 2007:
Severance and severance-related	$1.7	$13.0	$2.9	$(9.1)	$—	$8.5
Facilities closures and other costs	1.0	1.4	2.7	(1.1)	(1.1)	2.9

Total	$2.7	$14.4	$5.6	$(10.2)	$(1.1)	$11.4

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

The Company expensed $3.3 for severance and severance-related costs and $0.5 for facilities closures and other costs during the year ended December 31, 2009, and expensed $3.9 for severance and severance-related costs during the year ended December 31, 2008. The Company currently expects to incur additional costs of $0.2 related to these plans, which is subject to refinement as the reorganization progresses.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for 2009, 2008 and 2007:

		Established in
		Acquisition
	Beginning	Purchase			Ending
	Balance	Accounting	Expensed	Paid in Cash	Balance

Year Ended December 31, 2009:
Severance and severance-related	$1.4	$—	$3.3	$(3.7)	$1.0
Facilities and other costs	0.7	—	0.5	(1.1)	0.1

Total	$2.1	$—	$3.8	$(4.8)	$1.1

Year Ended December 31, 2008:
Severance and severance-related	$0.7	$(0.1)	$3.9	$(3.1)	$1.4
Facilities and other costs	1.7	(0.4)	—	(0.6)	0.7

Total	$2.4	$(0.5)	$3.9	$(3.7)	$2.1

Year Ended December 31, 2007:
Severance and severance-related	$—	$5.2	$—	$(4.5)	$0.7
Facilities and other costs	—	2.3	—	(0.6)	1.7

Total	$—	$7.5	$—	$(5.1)	$2.4

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

As discussed in Note 3, the Company recorded $2.5 of severance and severance-related costs for the termination of certain former Data Management employees in purchase accounting. In addition to these restructuring liabilities recorded in purchase accounting for the Data Management Acquisition, the Company expensed $2.3 for severance and severance-related costs and $0.1 of facilities and other costs for the consolidation of certain printing operations during the year ended December 31, 2008. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the Data Management Acquisition as of March 31, 2009.

The Company expensed $2.7 for severance and severance-related costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses, and $0.3 for facilities closures and other costs during the year ended December 31, 2009.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table details the components of the Company’s restructuring accruals related to the Scantron segment for 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase			Non-Cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	Utilization	Balance

Year Ended December 31, 2009:
Severance and severance-related	$1.0	$—	$2.7	$(3.0)	$(0.2)	$0.5
Facilities and other costs	—	—	0.3	—	(0.3)	—

Total	$1.0	$—	$3.0	$(3.0)	$(0.5)	$0.5

Year Ended December 31, 2008:
Severance and severance-related	$—	$2.5	$2.3	$(3.8)	$—	$1.0
Facilities and other costs	—	—	0.1	(0.1)	—	—

Total	$—	$2.5	$2.4	$(3.9)	$—	$1.0

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

16.	Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2020. Certain leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2009, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2010	$27.1
2011	25.2
2012	21.3
2013	16.6
2014	14.3
Thereafter	26.6

Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $0.7.

Total lease expense for all operating leases was $26.8, $24.6 and $20.7 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the Company had obligations to purchase approximately $17.9 of raw materials.

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

Other

In June 2008, Kenneth Kitson, purportedly on behalf of himself and a class of other alleged similarly situated commercial borrowers from the Bank of Edwardsville, an Illinois-based community bank (“BOE”), filed in an Illinois state court an amended complaint that re-asserted previously filed claims against BOE and added claims against Harland Financial Solutions, Inc. (“HFS”). The amended complaint alleged, among other things, that HFS’s LaserPro software permitted BOE to generate loan documents that were deceptive and usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. Following the removal of the action to the United States District Court for the Southern District of Illinois, the District Court entered an order granting with prejudice HFS’s motion to dismiss Mr. Kitson’s claims. In August 2009, Mr. Kitson, individually and as class representative, and BOE agreed to settle and dismiss with prejudice all remaining claims. Separately but concurrently, BOE’s warranty claim against HFS was settled, in exchange for, among other things, payment by HFS of $0.2. The class settlement agreement was approved by the District Court in January 2010.

Other commercial borrowers that have obtained loans from other banks in Illinois, Ohio and South Carolina have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and their likely progress is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

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

17.	Transactions with Related Parties

The Company participates in MacAndrews & Forbes Holdings Inc.’s directors and officer’s insurance program, which covers the Company as well as MacAndrews & Forbes Holdings Inc. and its other affiliates. MacAndrews & Forbes Holdings Inc. directly and indirectly beneficially owned, as of December 31, 2009, approximately 43.4% of outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings Inc. for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2009 and 2008, the Company recorded prepaid expenses of $0.4 and $0.3, respectively, relating to the directors and officers insurance program in the accompanying consolidated balance sheets. The Company paid $0.1, $0.3 and $0.4 to MacAndrews & Forbes Holdings Inc. in 2009, 2008 and 2007, respectively, under the insurance program.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Notes Receivable

In 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 and a term loan of $0.5, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N.A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. Contemporaneous with the acquisition of the facility and note, the Company also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010.

The outstanding balance on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During 2009, the Company received $15.0 in payments and released $9.8 in draws on the revolver, bringing the principal balance of the debt to $7.0 at December 31, 2009. During 2008, the Company received $15.2 in payments and released $13.5 in draws on the revolver, bringing the principal balance of the debt to $12.2 at December 31, 2008. Interest income of $0.8 and $0.4 was recorded in 2009 and 2008, respectively.

Other

The Company expensed $2.7, $2.7 and $2.1 during 2009, 2008 and 2007, respectively, for services provided to the Company by M & F Worldwide. These amounts are reflected in selling, general and administrative expenses.

In 2009 and 2008, the Company paid cash dividends of $41.3 and $65.0, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company’s debt agreements. In 2007, the Company paid a cash dividend in the amount of $1.8 to M & F Worldwide to cover certain public company related expenses.

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

18.	Significant Customers

The Company’s top 20 clients accounted for approximately 31%, 31% and 33% of the Company’s consolidated net revenues during the years ended December 31, 2009, 2008 and 2007, respectively, with sales to Bank of America representing a significant portion of such revenues in the Harland Clarke segment.

19.	Business Segment Information

The Company has organized its business along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment – Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers, as well as consumers and small businesses. This segment operates in the United States and Puerto Rico.

•	Harland Financial Solutions segment – Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment – Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States and Canada.

Selected summarized financial information for 2009, 2008 and 2007 is as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)(4)	Solutions(1)(2)	Scantron(1)(3)	and Other(1)(5)	Total

Product revenues, net:
2009	$1,221.6	$73.0	$123.2	$—	$1,417.8
2008	1,285.4	79.9	126.5	—	1,491.8
2007	1,101.4	50.0	47.9	—	1,199.3
Service revenues, net:
2009	$4.4	$205.9	$84.2	$—	$294.5
2008	4.7	213.8	84.3	—	302.8
2007	2.5	133.0	35.1	—	170.6
Intersegment revenues:
2009	$—	$—	$0.6	$(0.6)	$—
2008	0.3	—	0.5	(0.8)	—
2007	0.6	—	0.6	(1.2)	—
Operating income (loss):(6)
2009	$195.8	$32.8	$34.5	$(12.8)	$250.3
2008	217.1	34.1	28.4	(14.8)	264.8
2007	181.1	16.8	12.4	(16.1)	194.2
Depreciation and amortization (excluding amortization of deferred financing fees and original discount):
2009	$109.3	$26.9	$25.9	$—	$162.1
2008	112.5	28.7	23.3	—	164.5
2007	98.2	17.3	10.6	0.1	126.2
Non-cash asset impairment charges:
2009	$33.6	$10.6	$0.2	$—	$44.4
2008	2.4	—	—	—	2.4
2007	3.1	—	—	—	3.1
Capital expenditures (excluding capital leases):
2009	$28.3	$6.5	$7.4	$—	$42.2
2008	32.2	4.0	12.0	—	48.2
2007	18.0	5.6	1.9	—	25.5
Total assets:
December 31, 2009	$1,070.3	$327.0	$290.3	$1,564.4	$3,252.0
December 31, 2008	1,184.2	335.4	307.0	1,565.2	3,391.8

(1)	Includes results of the acquired Harland businesses from the date of acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

(2)	Includes results of the acquired Peldec business from the date of acquisition.

(3)	Includes results of the acquired Data Management business from the date of acquisition.

(4)	Includes results of the acquired Transaction Holdings, Protocol IMS and SubscriberMail businesses from the date of acquisition.

(5)	Total assets include goodwill of $1,473.2 and $1,465.5 as of December 31, 2009 and 2008, respectively, which is not assigned to the operating segments.

(6)	Includes restructuring costs of $32.5, $14.6 and $5.6 for 2009, 2008 and 2007, respectively (see Note 15).

Schedule II — Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2009, 2008 and 2007.

	Beginning	Amounts	Balance	Ending
	Balance	Reserved	Written Off	Balance

Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves
December 31, 2009	$2.8	$7.6	$7.4	$3.0
December 31, 2008	$2.4	$8.0	$7.6	$2.8
December 31, 2007	$—	$5.4	$3.0	$2.4