Form 10-Q
period 2010-03-31
HARLAND CLARKE HOLDINGS CORP
filed 2010-05-05
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
Yes ☐       No ☐ *
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of March 31, 2010, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

*	The registrant is not required to file this Quarterly Report on Form 10-Q or other reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Harland Clarke Holdings Corp.’s senior notes due 2015.

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159.9	$63.9
Accounts receivable (net of allowances of $3.0 and $3.0)	115.9	119.7
Investments in marketable securities	24.6	24.6
Inventories	30.4	32.5
Income taxes receivable	13.2	13.5
Deferred tax assets	18.6	18.6
Prepaid expenses and other current assets	62.8	66.1

Total current assets	425.4	338.9
Property, plant and equipment	348.0	345.6
Less accumulated depreciation	(195.2)	(184.5)

Property, plant and equipment, net	152.8	161.1
Goodwill	1,472.8	1,473.2
Other intangible assets, net	1,161.2	1,187.9
Contract acquisition payments, net	29.7	28.6
Other assets	64.3	62.3

Total assets	$3,306.2	$3,252.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$38.1	$33.9
Deferred revenues	113.3	116.1
Current maturities of long-term debt	19.5	19.5
Accrued liabilities:
Salaries, wages and employee benefits	63.1	52.6
Income and other taxes payable	44.3	15.4
Customer incentives	26.3	23.5
Other current liabilities	32.3	30.8

Total current liabilities	336.9	291.8
Long-term debt	2,214.1	2,219.3
Deferred tax liabilities	406.2	415.3
Other liabilities	72.5	79.6
Commitments and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	130.2	98.0
Accumulated other comprehensive (loss) income, net of taxes:
Currency translation adjustments	(0.1)	0.3
Funded status of benefit plans	(1.6)	(1.6)
Derivative fair-value adjustments	(9.7)	(8.6)
Unrealized gains on investments, net	0.7	0.9

Total accumulated other comprehensive loss, net of taxes	(10.7)	(9.0)

Total stockholder’s equity	276.5	246.0

Total liabilities and stockholder’s equity	$3,306.2	$3,252.0

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Product revenues, net	$355.6	$363.1
Service revenues, net	74.4	75.5

Total net revenues	430.0	438.6
Cost of products sold	209.8	221.2
Cost of services provided	37.7	39.9

Total cost of revenues	247.5	261.1

Gross profit	182.5	177.5
Selling, general and administrative expenses	96.1	104.0
Restructuring costs	3.2	11.1

Operating income	83.2	62.4
Interest income	0.2	0.3
Interest expense	(29.9)	(38.1)
Gain on early extinguishment of debt	—	52.6

Income before income taxes	53.5	77.2
Provision for income taxes	21.3	30.0

Net income	$32.2	$47.2

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$32.2	$47.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13.2	14.8
Amortization of intangible assets	27.1	25.6
Amortization of deferred financing fees	1.7	1.8
Gain on early extinguishment of debt	—	(52.6)
Deferred income taxes	(8.3)	11.7
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	3.7	(12.5)
Inventories	2.1	(0.5)
Prepaid expenses and other assets	(2.6)	(10.0)
Contract acquisition payments, net	(1.0)	0.8
Accounts payable and accrued liabilities	8.2	(15.7)
Deferred revenues	(0.4)	5.2
Income and other taxes	28.9	16.9
Payable to parent	—	(0.7)
Other, net	0.5	1.3

Net cash provided by operating activities	105.3	33.3

Investing activities
Net repayments of related party notes receivable	2.0	5.3
Proceeds from sale of property, plant and equipment	1.1	0.3
Capital expenditures	(6.6)	(11.8)
Capitalized interest	—	(0.1)
Other, net	(0.6)	(1.4)

Net cash used in investing activities	(4.1)	(7.7)

Financing activities
Redemption of notes	—	(35.1)
Repayments of credit agreements and other borrowings	(5.2)	(4.9)

Net cash used in financing activities	(5.2)	(40.0)

Net increase (decrease) in cash and cash equivalents	96.0	(14.4)
Cash and cash equivalents at beginning of period	63.9	64.6

Cash and cash equivalents at end of period	$159.9	$50.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$21.6	$33.7
Income taxes, net of refunds	0.2	1.7
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)
1. Description of Business and Basis of Presentation
     Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (“M & F Worldwide”), purchased 100% of the capital stock of Novar USA Inc. (“Novar”). Novar was renamed Clarke American Corp. (“Clarke American”) which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”) and changed its name on May 2, 2007 from Clarke American to Harland Clarke Holdings.
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. The aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the targets are met (see Note 3). SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment.
     The Company has organized its business and corporate structure along the following three business segments: Harland Clarke, Harland Financial Solutions and Scantron.
     The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards and other business and home office products to consumers and small businesses.
     The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.
     The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms and related field maintenance services.
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition.
     The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company and has no independent assets at March 31, 2010 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2009 Annual Report on Form 10-K.
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
Recently Adopted Accounting Guidance
     Effective January 1, 2010, the Company adopted new guidance for fair value measurements and disclosures. The new guidance requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance increases disclosure requirements but does not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.
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
3. Acquisitions
Acquisition of Protocol IMS and SubscriberMail
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS. The aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. SubscriberMail results of operations have been included in the Company’s operations since December 31, 2009, the date of its acquisition. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. Protocol IMS results of operations have been included in the Company’s operations since December 4, 2009, the date of its acquisition. The preliminary allocations of purchase price resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.
     The pro forma effects on the results of operations for these acquisitions were not material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
4. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$8.4	$9.8
Work-in-process	8.4	9.5
Raw materials	13.6	13.2

	$30.4	$32.5

5. Assets Held For Sale
     At March 31, 2010, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Greensboro, NC	Printing	2009
Atlanta, GA	Information Technology	2010
     In 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The Greensboro facility was closed to better utilize plant network capacity and maximize manufacturing and distribution efficiencies. The other Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. The Company continues to make appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1.
     Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	March 31,	December 31,
	2010	2009
Land	$2.1	$1.4
Buildings and improvements	3.2	3.5

	$5.3	$4.9

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
6. Goodwill and Other Intangible Assets
     The change in carrying amount of goodwill by business segment for the three months ended March 31, 2010 is as follows:

		Harland
	Harland	Financial
	Clarke	Solutions	Scantron	Total
Balance as of December 31, 2009	$779.4	$425.2	$268.6	$1,473.2
Effect of exchange rate changes	—	(0.4)	—	(0.4)

Balance as of March 31, 2010	$779.4	$424.8	$268.6	$1,472.8

     Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	March 31,	December 31,	March 31,	December 31,
	(in years)	2010	2009	2010	2009
Amortized intangible assets:
Customer relationships	3 – 20	$1,233.4	$1,233.4	$282.7	$260.5
Trademarks and tradenames	2 – 25	154.5	154.5	5.6	3.4
Software and other	2 – 10	65.4	65.1	30.4	28.2
Patents and patents pending	3 – 20	20.0	20.0	4.4	4.0

		1,473.3	1,473.0	323.1	296.1

Indefinite-lived intangible assets:
Trademarks and tradenames		11.0	11.0	—	—

Total other intangible assets		$1,484.3	$1,484.0	$323.1	$296.1

     Amortization expense was $27.1 and $25.6 for the three months ended March 31, 2010 and 2009, respectively.
     Estimated aggregate amortization expense for intangible assets through December 31, 2014 is as follows:

Nine months ending December 31, 2010	$81.6
Year ending December 31, 2011	102.4
Year ending December 31, 2012	95.0
Year ending December 31, 2013	83.7
Year ending December 31, 2014	77.3
7. Business Segment Information
     The Company has organized its business along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:
•	Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers, as well as consumers and small businesses. This segment operates primarily in the United States and Puerto Rico.

•	Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel and Ireland.

•	Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States and Canada.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Selected summarized financial information for the three months ended March 31, 2010 and 2009 is as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron	and Other	Total
Product revenues, net:
Three months ended March 31, 2010	$308.6	$16.8	$30.2	$—	$355.6
Three months ended March 31, 2009	314.1	17.0	32.0	—	363.1
Service revenues, net:
Three months ended March 31, 2010	$1.1	$52.5	$20.8	$—	$74.4
Three months ended March 31, 2009	1.0	52.2	22.3	—	75.5
Intersegment revenues:
Three months ended March 31, 2010	$—	$—	$0.1	$(0.1)	$—
Three months ended March 31, 2009	—	—	0.1	(0.1)	—
Operating income (loss): (2)
Three months ended March 31, 2010	$65.6	$11.4	$9.3	$(3.1)	$83.2
Three months ended March 31, 2009	50.9	7.4	6.8	(2.7)	62.4
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended March 31, 2010	$26.8	$7.1	$6.4	$—	$40.3
Three months ended March 31, 2009	27.3	6.7	6.4	—	40.4
Capital expenditures (excluding capital leases):
Three months ended March 31, 2010	$4.4	$0.9	$1.3	$—	$6.6
Three months ended March 31, 2009	8.2	1.0	2.6	—	11.8

(1)	Includes results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.

(2)	Includes restructuring costs of $3.2 and $11.1 for the three months ended March 31, 2010 and 2009, respectively (see Note 16).
8. Comprehensive Income
     Total comprehensive income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income	$32.2	$47.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.4)	(0.8)
Derivative fair-value adjustments, net of taxes of $0.6 and $2.4	(1.1)	3.7
Unrealized losses on investments, net of taxes of $0.1 and $ —	(0.2)	—

Comprehensive income	$30.5	$50.1

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
     Net periodic postretirement benefit cost for these plans is as follows:

	Three Months Ended
	March 31,
	2010	2009
Interest cost	$0.3	$0.3
Net amortization	—	—

Net postretirement benefit cost	$0.3	$0.3

10. Income Taxes
     The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2005 through 2009 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
     There are no events that have occurred since December 31, 2009 that had a material impact on amounts accrued for the Company’s uncertain tax positions.
11. Long-Term Debt

	March 31,	December 31,
	2010	2009
$1,900.0 Senior Secured Credit Facilities	$1,750.5	$1,755.0
Senior Floating Rate Notes due 2015	206.8	206.8
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Capital lease obligations and other indebtedness	5.0	5.7

	2,233.6	2,238.8
Less: current maturities	(19.5)	(19.5)

Long-term debt, net of current maturities	$2,214.1	$2,219.3

$1,900.0 Senior Secured Credit Facilities
     On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at March 31, 2010. As of March 31, 2010, there were no outstanding borrowings under the Revolver and there was $87.8 available for borrowing (giving effect to the issuance of $12.2 of letters of credit).

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
     The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. No such excess cash flow payment was required to be paid in 2010 with respect to 2009.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
Senior Notes due 2015
     On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at March 31, 2010. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
     During 2009, the Company extinguished $136.9 principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6.
Gain on Early Extinguishment of Debt
     Of the $136.9 principal amount of debt extinguished in 2009, $90.5 was extinguished during the first quarter of 2009 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $35.1, resulting in a gain of $52.6 after the write-off of $2.8 of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the first quarter of 2010.
Capital Lease Obligations and Other Indebtedness
     The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $5.0 and $5.7 at March 31, 2010 and December 31, 2009, respectively. These obligations have imputed interest rates ranging from 5.7% to 9.6% and have required payments, including interest, of $1.0 remaining in 2010, $1.6 in 2011, $1.2 in 2012, $1.1 in 2013 and $0.9 in 2014. During the first quarter of 2009, a subsidiary of the Company entered into a capital lease and other indebtedness totaling $1.2 and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.
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
     During June 2007, the Company entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, which became effective on June 29, 2007. The two-year hedge, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 5.323% and the three-year hedge swapped the underlying variable rate for a fixed rate of 5.362%. During August 2007, the Company entered into an additional interest rate derivative transaction in the form of a

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge, which expired on September 28, 2009, swapped the underlying variable rate for a fixed rate of 4.977%.
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
     The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		March 31,	December 31,
Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	2010	2009
Interest rate swaps	Other current liabilities	$3.3	$6.3
	Other liabilities	12.6	7.9
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.
     These derivative instruments had no ineffective portions during the three months ended March 31, 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

			Loss Reclassified from
			Accumulated Other
	Loss Recognized in Other		Comprehensive Loss into
	Comprehensive Income		Interest Expense for the
	for the Three Months		Three Months Ended
	Ended March 31,		March 31,
Derivatives Designated as Cash Flow Hedging Instruments:	2010	2009	2010	2009
Interest rate swaps	$8.0	$2.5	$6.3	$8.5
     The Company expects to reclassify approximately $18.7 into net income as additional interest expense during the twelve months ending March 31, 2011.
     The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Three Months Ended
	March 31,
Balances and Net Changes:	2010	2009
Balance at beginning of period	$8.6	$16.8
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $2.5 and $3.3	(3.8)	(5.2)
Net change in fair value of interest rate swaps, net of taxes of $3.1 and $1.0	4.9	1.5

Balance at end of period	$9.7	$13.1

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited
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
Recurring Fair Value Measurements
     As of March 31, 2010, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. Marketable securities consist of corporate equity securities and United States treasury securities. The marketable securities are included in investments in marketable securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of March 31, 2010 and December 31, 2009 are as follows:

	Balance at
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$24.6	$24.6	$—	$—
Corporate equity securities	1.5	1.5	—	—
Liability for interest rate swaps	15.9	—	15.9	—

	Balance at
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$24.6	$24.6	$—	$—
Corporate equity securities	1.9	1.9	—	—
Liability for interest rate swaps	14.2	—	14.2	—
     Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk. Fair value of corporate equity securities and United States treasury securities are based on quoted market prices.
Fair Value of Financial Instruments
     Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.
     The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at March 31, 2010 and December 31, 2009 was approximately $2,032.0 and $1,912.5, respectively. The carrying value of long- term debt at March 31, 2010 and December 31, 2009 was $2,233.6 and $2,238.8, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
14. Marketable Securities
     The Company’s marketable securities are classified as available-for-sale and are reported at their fair values (quoted market price), which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Balance at March 31, 2010:
United States treasury securities	$24.6	$—	$—	$24.6
Corporate equity securities	0.3	1.3	(0.1)	1.5

Total	$24.9	$1.3	$(0.1)	$26.1

Balance at December 31, 2009:
United States treasury securities	$24.6	$—	$—	$24.6
Corporate equity securities	0.3	1.7	(0.1)	1.9

Total	$24.9	$1.7	$(0.1)	$26.5

     The United States treasury securities mature in 2012.
     The following presents the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
At March 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1

At December 31, 2009:
Corporate equity securities	$—	$—	$0.1	$0.1
     The Company has determined that the gross unrealized losses on its investments at March 31, 2010 are temporary in nature. Accordingly, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2010.
15. Commitments and Contingencies
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
16. Restructuring
  Harland Clarke and Corporate
     The Company adopted plans during 2008, 2009 and 2010 to realize cost savings in the Harland Clarke segment by consolidating printing plants, contact centers and selling, general and administrative functions.
     The Company expensed $1.3 for severance and severance-related costs and $0.4 for facilities closures and other costs during the three months ended March 31, 2010 and expensed $6.8 for severance and severance-related costs and $0.5 for facilities closures and other costs during the three months ended March 31, 2009. The Company expects to incur in future periods an additional $2.0 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2013.
     The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the three months ended March 31, 2010 and 2009:

	Beginning		Paid in	Non-cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Three Months Ended March 31, 2010:
Severance and severance-related	$2.5	$1.3	$(1.8)	$—	$2.0
Facilities closures and other costs	2.5	0.4	(0.7)	(0.1)	2.1

Total	$5.0	$1.7	$(2.5)	$(0.1)	$4.1

Three Months Ended March 31, 2009:
Severance and severance-related	$7.4	$6.8	$(6.3)	$—	$7.9
Facilities closures and other costs	2.3	0.5	(0.5)	(0.3)	2.0

Total	$9.7	$7.3	$(6.8)	$(0.3)	$9.9

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
     The Company expensed $0.2 for severance and severance-related costs during the three months ended March 31, 2010, and expensed $1.4 for severance and severance-related costs and $1.0 for facilities closures and other costs during the three months ended March 31, 2009. The Company currently expects to incur additional costs of $0.2 related to these plans, which is subject to refinement as the reorganization progresses.
     The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the three months ended March 31, 2010 and 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Three months ended March 31, 2010:
Severance and severance-related	$1.0	$0.2	$(0.5)	$0.7
Facilities and other costs	0.1	—	(0.1)	—

Total	$1.1	$0.2	$(0.6)	$0.7

Three months ended March 31, 2009:
Severance and severance-related	$1.4	$1.4	$(1.3)	$1.5
Facilities and other costs	0.7	1.0	(0.2)	1.5

Total	$2.1	$2.4	$(1.5)	$3.0

  Scantron
     As a result of an acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition as of March 31, 2009 and expensed $1.4 for severance and severance-related costs during the three months ended March 31, 2009.
     The Company expensed $1.3 for severance and severance-related costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three months ended March 31, 2010.
     The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the three months ended March 31, 2010 and 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Three months ended March 31, 2010:
Severance and severance-related	$0.5	$1.3	$(1.2)	$0.6

Three months ended March 31, 2009:
Severance and severance-related	$1.0	$1.4	$(0.9)	$1.5

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
17. Transactions with Related Parties
  Notes Receivable
     In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was amended to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010.
     The outstanding balances on the senior secured credit facility and the note are included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. During the three months ended March 31, 2010, the Company received $2.0 in payments on the note, bringing the principal balance of the note to $5.0 at March 31, 2010. An additional principal payment of $1.0 on the note is due by June 30, 2010. Interest income of $0.1 and $0.3 was recorded during the three months ended March 31, 2010 and 2009, respectively.
  Other
     The Company expensed $0.7 and $0.7 during the three months ended March 31, 2010 and 2009, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion regarding our financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview of Business
     Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. (“M & F Worldwide”), purchased 100% of the capital stock of Novar USA Inc. (“Novar”). Novar was renamed Clarke American Corp., which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”) and changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings. The Company’s businesses are organized along three business segments together with a corporate group for certain support services.
     The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and e-mail marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards and other business and home office products to consumers and small businesses.
     The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions and core processing systems.
     The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms, and related field maintenance services.
The SubscriberMail and Protocol IMS Acquisitions
     During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. The aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 million if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment.
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

Harland Clarke Holdings Corp. and Subsidiaries
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
  Harland Financial Solutions
     Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to newly proposed Federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
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
     Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., FISERV, Inc., Jack Henry & Associates, Inc., Open Solutions Inc., Computer Services Inc. and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with Harland Financial Solutions both domestically and internationally, including TEMENOS Group AG, Misys plc, Infosys Technologies Limited, Tata Consultancy and BISYS Group, Inc. There are also many other competitors that offer one or more specialized products or services that compete with products and services offered by Harland Financial Solutions.

Harland Clarke Holdings Corp. and Subsidiaries
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
     Restructuring
          The Company has taken restructuring actions in the past in an effort to achieve manufacturing and contact center efficiencies and other cost savings. Past restructuring actions have related to both acquisitions and ongoing cost reduction initiatives and have included manufacturing plant closures, contact center closures and workforce rationalization. The Company anticipates future restructuring actions, where appropriate, to realize process efficiencies and to continue to align its cost structure with business needs. The Company expects to incur severance and severance-related costs, facilities closures costs and other costs such as inventory write-offs, training, hiring and travel in connection with future restructuring actions.
Consolidated Operating Results
          The Company has organized its businesses along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
          The operating results for the three months ended March 31, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.
Net Revenues:

	Three Months Ended
	March 31,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$309.7	$315.1
Harland Financial Solutions segment	69.3	69.2
Scantron segment	51.1	54.4
Eliminations	(0.1)	(0.1)

Total	$430.0	$438.6

          Net revenues decreased by $8.6 million, or 2.0%, to $430.0 million in the 2010 period from $438.6 million in the 2009 period.
          Net revenues for the Harland Clarke segment decreased by $5.4 million, or 1.7%, to $309.7 million in the 2010 period from $315.1 million in the 2009 period. The decrease was primarily a result of volume declines in check and related products, partially offset by increased revenues per unit and revenues from the 2009

Harland Clarke Holdings Corp. and Subsidiaries
acquisitions. Net revenues in the 2010 period included charges of $0.3 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
          Net revenues for the Harland Financial Solutions segment increased by $0.1 million, or 0.1%, to $69.3 million in the 2010 period from $69.2 million in the 2009 period. Increases in maintenance revenues and outsourced host processing revenues were substantially offset by decreases in early termination fees and hardware sales.
          Net revenues for the Scantron segment decreased by $3.3 million, or 6.1%, to $51.1 million in the 2010 period from $54.4 million in the 2009 period. The decrease was primarily due to declines in service maintenance, forms and hardware revenues, which the Company believes were negatively affected by the economic downturn. These declines were partially offset by increases in revenues from web-based products and services.
Cost of Revenues:

	Three Months Ended
	March 31,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$190.2	$200.8
Harland Financial Solutions segment	30.3	30.0
Scantron segment	27.1	30.4
Eliminations	(0.1)	(0.1)

Total	$247.5	$261.1

          Cost of revenues decreased by $13.6 million, or 5.2%, to $247.5 million in the 2010 period from $261.1 million in the 2009 period.
          Cost of revenues for the Harland Clarke segment decreased by $10.6 million, or 5.3%, to $190.2 million in the 2010 period from $200.8 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, all of which resulted from restructuring activities. Additionally, lower volumes, which resulted in lower materials and other variable overhead expenses, contributed to the decrease. Decreases in cost of revenues were partially offset by the 2009 acquisitions and an increase in amortization expense of $1.4 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.4% in the 2010 period as compared to 63.7% in the 2009 period.
          Cost of revenues for the Harland Financial Solutions segment increased by $0.3 million, or 1.0%, to $30.3 million in the 2010 period from $30.0 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in amortization expense of $0.5 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009, partially offset by labor cost reductions resulting from restructuring activities and reductions in travel expenses. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.7% in the 2010 period as compared to 43.4% in the 2009 period.
          Cost of revenues for the Scantron segment decreased by $3.3 million, or 10.9% to $27.1 million in the 2010 period from $30.4 million in the 2009 period. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 53.0% in the 2010 period as compared to 55.9% in the 2009 period.

Harland Clarke Holdings Corp. and Subsidiaries
Selling, General and Administrative Expenses:

	Three Months Ended
	March 31,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$52.2	$56.1
Harland Financial Solutions segment	27.4	29.4
Scantron segment	13.4	15.8
Corporate	3.1	2.7

Total	$96.1	$104.0

          Selling, general and administrative expenses decreased by $7.9 million, or 7.6%, to $96.1 million in the 2010 period from $104.0 million in the 2009 period.
          Selling, general and administrative expenses for the Harland Clarke segment decreased by $3.9 million, or 7.0%, to $52.2 million in the 2010 period from $56.1 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities and reductions in selling expenses and advertising expenses. Selling, general and administrative expenses from the 2009 acquisitions partially offset the overall decrease. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.9% in the 2010 period as compared to 17.8% in the 2009 period.
          Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $2.0 million, or 6.8%, to $27.4 million in the 2010 period from $29.4 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities and decreases in travel expenses and depreciation. These decreases were partially offset by an increase in selling expenses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $0.4 million and $1.0 million, respectively, for compensation expense related to an incentive agreement for the Peldec assets purchase. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 39.5% in the 2010 period as compared to 42.5% in the 2009 period.
          Selling, general and administrative expenses for the Scantron segment decreased $2.4 million, or 15.2%, to $13.4 million in the 2010 period from $15.8 million in the 2009 period. The decrease is primarily due to a $1.3 million one-time expense in the 2009 period related to a contractual obligation owing to a former employee upon termination of employment and lower integration expenses in the 2010 period. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.2% in the 2010 period as compared to 29.0% in the 2009 period.
          Selling, general and administrative expenses for the Corporate segment increased $0.4 million, or 14.8% to $3.1 million in the 2010 period from $2.7 million in the 2009 period related to increases in general overhead costs.
Restructuring Costs
          The Company adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
          In the 2010 period, the Company recorded restructuring costs of $1.7 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $1.3 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $7.3 million for the Harland Clarke segment, $2.4 million for the Harland Financial Solutions segment and $1.4 million for the Scantron segment related to these plans.

Harland Clarke Holdings Corp. and Subsidiaries
Interest Income
          Interest income was $0.2 million in the 2010 period as compared to $0.3 million in the 2009 period. The decrease in interest income was primarily due to lower interest rates on investments in cash equivalents in the 2010 period.
Interest Expense
          Interest expense was $29.9 million in the 2010 period as compared to $38.1 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
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
Provision for Income Taxes
          The Company’s effective tax rate was 39.8% in the 2010 period and 38.9% in the 2009 period. The increase was primarily due to a charge in the 2010 period for the change in federal tax law relating to the deductibility of retiree prescription drug subsidies.
Liquidity and Capital Resources
Cash Flow Analysis
          The Company’s net cash provided by operating activities during the three months ended March 31, 2010 was $105.3 million as compared to $33.3 million during the three months ended March 31, 2009. The increase in net cash provided by operating activities of $72.0 million was due to changes in working capital and an increase in cash flow from operations. Working capital decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to greater collections on accounts receivable and the timing of payments related to other accrued expenses and prepaid expenses.
          The Company’s net cash used in investing activities was $4.1 million during the three months ended March 31, 2010 as compared to $7.7 million during the three months ended March 31, 2009. The decrease in cash used in investing activities during the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to lower capital expenditures, which were partially offset by repayments on a related party note receivable.
          The Company’s net cash used in financing activities was $5.2 million during the three months ended March 31, 2010 as compared to $40.0 million during the three months ended March 31, 2009. The decrease in net cash used in financing activities was primarily due to the extinguishment of $90.5 million principal amount of 2015 Senior Notes for an aggregate purchase price of $35.1 million during the three months ended March 31, 2009.
The Company’s Consolidated Contractual Obligations and Commitments
          There were no material changes to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended March 31, 2010.
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
          In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

Harland Clarke Holdings Corp. and Subsidiaries
•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the three months ended March 31, 2010 and 2009, the Company incurred $6.6 million and $11.8 million of capital expenditures and $0.0 million and $0.1 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the three months ended March 31, 2010 and 2009, the Company made $9.2 million and $12.5 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s operations. During the three months ended March 31, 2010 and 2009, the Company made $4.3 million and $9.2 million of payments for restructuring, respectively.
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
Cash Flow Risks
          The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of March 31, 2010, the Company had $87.8 million of availability under its revolving credit facility (after giving effect to the issuance of $12.2 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
          There were no material changes to the Company’s Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed on February 26, 2010 with the United States Securities and Exchange Commission (“SEC”), which is available on the SEC’s website at www.sec.gov.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages

Harland Clarke Holdings Corp. and Subsidiaries
investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
          In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	our substantial indebtedness;

•	further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic recession and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets which could result in adverse impacts on the Harland Financial Solutions segment;

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company’s earnings, total assets and market prices of the Company’s outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

Harland Clarke Holdings Corp. and Subsidiaries
•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
          The Company encourages investors to read carefully the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
          At March 31, 2010, the Company had $1,750.5 million of term loans outstanding under its credit agreement, $12.2 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at March 31, 2010 would have resulted in an increase in its interest expense for the three months ended March 31, 2010 of approximately $2.2 million, including the effect of the interest rate derivative transactions discussed below.
          In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2007 and 2009 in the form of swaps with notional amounts totaling $855.0 million currently outstanding as further described in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These derivatives currently swap the underlying variable rates for fixed rates ranging from 2.140% to 5.362%.
          Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2010.

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
          (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
          There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          There was no event of default upon senior securities during the three months ended March 31, 2010.
Item 5. Other Information
          No additional information need be presented.
Item 6. Exhibits
31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated May 5, 2010.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated May 5, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: May 5, 2010	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2010	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated May 5, 2010.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated May 5, 2010.