Form 10-Q
period 2010-06-30
HARLAND CLARKE HOLDINGS CORP
filed 2010-08-05
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐     No ☑
As of June 30, 2010, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206.6	$63.9
Accounts receivable (net of allowances of $2.9 and $3.0)	127.7	119.7
Investments in marketable securities	—	24.6
Inventories	31.3	32.5
Income taxes receivable	13.0	13.5
Deferred tax assets	18.6	18.6
Prepaid expenses and other current assets	59.4	66.1

Total current assets	456.6	338.9
Property, plant and equipment	353.9	345.6
Less accumulated depreciation	(206.4)	(184.5)

Property, plant and equipment, net	147.5	161.1
Goodwill	1,472.1	1,473.2
Other intangible assets, net	1,134.3	1,187.9
Contract acquisition payments, net	29.8	28.6
Other assets	65.1	62.3

Total assets	$3,305.4	$3,252.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$35.6	$33.9
Deferred revenues	115.3	116.1
Current maturities of long-term debt	19.4	19.5
Accrued liabilities:
Salaries, wages and employee benefits	67.8	52.6
Income and other taxes payable	24.4	15.4
Customer incentives	27.1	23.5
Other current liabilities	24.9	30.8

Total current liabilities	314.5	291.8
Long-term debt	2,209.5	2,219.3
Deferred tax liabilities	396.9	415.3
Other liabilities	80.7	79.6
Commitments and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	158.2	98.0
Accumulated other comprehensive (loss) income, net of taxes:
Currency translation adjustments	(0.8)	0.3
Funded status of benefit plans	(1.6)	(1.6)
Derivative fair-value adjustments	(10.0)	(8.6)
Unrealized gains on investments, net	1.0	0.9

Total accumulated other comprehensive loss, net of taxes	(11.4)	(9.0)

Total stockholder’s equity	303.8	246.0

Total liabilities and stockholder’s equity	$3,305.4	$3,252.0

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Product revenues, net	$346.0	$351.9	$701.6	$715.0
Service revenues, net	77.3	74.5	151.7	150.0

Total net revenues	423.3	426.4	853.3	865.0
Cost of products sold	200.4	210.8	410.2	432.0
Cost of services provided	40.8	38.0	78.5	77.9

Total cost of revenues	241.2	248.8	488.7	509.9

Gross profit	182.1	177.6	364.6	355.1
Selling, general and administrative expenses	98.4	97.1	194.5	201.1
Asset impairment charges	0.6	—	0.6	—
Restructuring costs	7.0	13.6	10.2	24.7

Operating income	76.1	66.9	159.3	129.3
Interest income	0.2	0.3	0.4	0.6
Interest expense	(30.3)	(35.6)	(60.2)	(73.7)
Gain on early extinguishment of debt	—	8.9	—	61.5
Other income, net	0.1	—	0.1	—

Income before income taxes	46.1	40.5	99.6	117.7
Provision for income taxes	18.1	12.8	39.4	42.8

Net income	$28.0	$27.7	$60.2	$74.9

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income	$60.2	$74.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.5	29.8
Amortization of intangible assets	54.3	51.3
Amortization of deferred financing fees	3.5	3.6
Gain on early extinguishment of debt	—	(61.5)
Deferred income taxes	(17.5)	5.1
Asset impairments	0.6	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(8.2)	(6.2)
Inventories	1.3	0.8
Prepaid expenses and other assets	(4.0)	(10.9)
Contract acquisition payments, net	(1.2)	(1.5)
Accounts payable and accrued liabilities	10.5	(23.9)
Deferred revenues	2.5	7.4
Income and other taxes	9.2	11.0
Payable to parent	—	(0.7)
Other, net	1.7	2.6

Net cash provided by operating activities	138.4	81.8

Investing activities
Net repayments of related party notes receivable	3.0	4.8
Proceeds from sale of property, plant and equipment	2.5	0.4
Proceeds from sale of marketable securities	24.7	—
Capital expenditures	(14.6)	(23.0)
Capitalized interest	—	(0.2)
Other, net	(1.3)	(2.1)

Net cash provided by (used in) investing activities	14.3	(20.1)

Financing activities
Redemption of notes	—	(49.7)
Repayments of credit agreements and other borrowings	(10.0)	(10.4)

Net cash used in financing activities	(10.0)	(60.1)

Net increase in cash and cash equivalents	142.7	1.6
Cash and cash equivalents at beginning of period	63.9	64.6

Cash and cash equivalents at end of period	$206.6	$66.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$56.4	$76.3
Income taxes, net of refunds	44.0	27.5
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
          During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the targets are met (see Note 3). SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment.
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
          The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company and has no independent assets at June 30, 2010 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
3. Acquisitions
Acquisition of Protocol IMS and SubscriberMail
          During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. SubscriberMail results of operations have been included in the Company’s operations since December 31, 2009, the date of its acquisition. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. Protocol IMS results of operations have been included in the Company’s operations since December 4, 2009, the date of its acquisition. The preliminary allocations of purchase price resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.
          The pro forma effects on the results of operations for these acquisitions were not material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
4. Inventories
          Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Finished goods	$9.0	$9.8
Work-in-process	8.3	9.5
Raw materials	14.0	13.2

	$31.3	$32.5

5. Assets Held For Sale
          At June 30, 2010, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
          During the first quarter of 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During the second quarter of 2010, non-cash impairment charges of $0.6 were recorded to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.
          Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	June 30,	December 31,
	2010	2009
Land	$1.6	$1.4
Buildings and improvements	2.1	3.5

	$3.7	$4.9

6. Goodwill and Other Intangible Assets
          The change in carrying amount of goodwill by business segment for the six months ended June 30, 2010 is as follows:

		Harland
	Harland	Financial
	Clarke	Solutions	Scantron	Total
Balance as of December 31, 2009	$779.4	$425.2	$268.6	$1,473.2
Effect of exchange rate changes	—	(1.1)	—	(1.1)

Balance as of June 30, 2010	$779.4	$424.1	$268.6	$1,472.1

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	June 30,	December 31,	June 30,	December 31,
	(in years)	2010	2009	2010	2009
Amortized intangible assets:
Customer relationships	3 — 20	$1,233.3	$1,233.4	$304.9	$260.5
Trademarks and tradenames	2 — 25	154.5	154.5	7.8	3.4
Software and other	2 — 10	65.5	65.1	32.5	28.2
Patents and patents pending	3 — 20	20.0	20.0	4.8	4.0

		1,473.3	1,473.0	350.0	296.1

Indefinite-lived intangible assets:
Trademarks and tradenames		11.0	11.0	—	—

Total other intangible assets		$1,484.3	$1,484.0	$350.0	$296.1

          Amortization expense was $27.2 and $54.3 for the three and six months ended June 30, 2010, respectively, and $25.7 and $51.3 for the three and six months ended June 30, 2009, respectively.
          Estimated aggregate amortization expense for intangible assets through December 31, 2014 is as follows:

Six months ending December 31, 2010	$54.3
Year ending December 31, 2011	102.6
Year ending December 31, 2012	95.1
Year ending December 31, 2013	83.9
Year ending December 31, 2014	77.3
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          Selected summarized financial information for the three months ended June 30, 2010 and 2009 is as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron	and Other	Total
Product revenues, net:
Three months ended June 30, 2010	$303.1	$17.0	$25.9	$—	$346.0
Three months ended June 30, 2009	305.3	18.3	28.3	—	351.9
Service revenues, net:
Three months ended June 30, 2010	$4.1	$53.1	$20.1	$—	$77.3
Three months ended June 30, 2009	1.0	51.4	22.1	—	74.5
Intersegment revenues:
Three months ended June 30, 2010	$0.1	$—	$3.1	$(3.2)	$—
Three months ended June 30, 2009	—	—	0.3	(0.3)	—
Operating income (loss): (2)
Three months ended June 30, 2010	$66.3	$11.4	$1.8	$(3.4)	$76.1
Three months ended June 30, 2009	52.3	11.2	6.7	(3.3)	66.9
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended June 30, 2010	$25.9	$7.1	$6.5	$—	$39.5
Three months ended June 30, 2009	27.4	6.8	6.5	—	40.7
Capital expenditures (excluding capital leases):
Three months ended June 30, 2010	$5.4	$1.4	$1.2	$—	$8.0
Three months ended June 30, 2009	8.2	1.1	1.9	—	11.2
          Selected summarized financial information for the six months ended June 30, 2010 and 2009 is as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron	and Other	Total
Product revenues, net:
Six months ended June 30, 2010	$611.7	$33.8	$56.1	$—	$701.6
Six months ended June 30, 2009	619.4	35.3	60.3	—	715.0
Service revenues, net:
Six months ended June 30, 2010	$5.2	$105.6	$40.9	$—	$151.7
Six months ended June 30, 2009	2.0	103.6	44.4	—	150.0
Intersegment revenues:
Six months ended June 30, 2010	$0.1	$—	$3.2	$(3.3)	$—
Six months ended June 30, 2009	—	—	0.4	(0.4)	—
Operating income (loss): (2)
Six months ended June 30, 2010	$131.9	$22.8	$11.1	$(6.5)	$159.3
Six months ended June 30, 2009	103.2	18.6	13.5	(6.0)	129.3
Depreciation and amortization (excluding amortization of deferred financing fees):
Six months ended June 30, 2010	$52.7	$14.2	$12.9	$—	$79.8
Six months ended June 30, 2009	54.7	13.5	12.9	—	81.1
Capital expenditures (excluding capital leases):
Six months ended June 30, 2010	$9.8	$2.3	$2.5	$—	$14.6
Six months ended June 30, 2009	16.4	2.1	4.5	—	23.0

(1)	Includes results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.

(2)	Includes restructuring costs of $7.0 and $13.6 for the three months ended June 30, 2010 and 2009, respectively, and $10.2 and $24.7 for the six months ended June 30, 2010 and 2009, respectively (see Note 16).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
8. Comprehensive Income
          Total comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$28.0	$27.7	$60.2	$74.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.7)	1.0	(1.1)	0.2
Derivative fair-value adjustments, net of taxes of $0.3, $1.6, $0.9 and $4.0	(0.3)	2.4	(1.4)	6.1
Unrealized gains on investments, net of taxes of $0.2, $0.2, $0.1 and $0.2	0.3	0.3	0.1	0.3

Comprehensive income	$27.3	$31.4	$57.8	$81.5

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
          Net periodic postretirement benefit expense for these plans is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest cost	$0.2	$0.2	$0.5	$0.5
Net amortization	—	—	—	—

Net postretirement benefit expense	$0.2	$0.2	$0.5	$0.5

10. Income Taxes
          The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2006 through 2009 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
          There are no events that have occurred since December 31, 2009 that had a material impact on amounts accrued for the Company’s uncertain tax positions.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
11. Long-Term Debt

	June 30,	December 31,
	2010	2009
$1,900.0 Senior Secured Credit Facilities	$1,746.0	$1,755.0
Senior Floating Rate Notes due 2015	206.8	206.8
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Capital lease obligations and other indebtedness	4.8	5.7

	2,228.9	2,238.8
Less: current maturities	(19.4)	(19.5)

Long-term debt, net of current maturities	$2,209.5	$2,219.3

     $1,900.0 Senior Secured Credit Facilities
          On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.9% at June 30, 2010. As of June 30, 2010, there were no outstanding borrowings under the Revolver and there was $90.8 available for borrowing (giving effect to the issuance of $9.2 of letters of credit).
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
          Under the terms of the Credit Agreement, the Company was required to ensure that, until no earlier than May 1, 2009, at least 40% of the aggregate principal amount of its long-term indebtedness bore interest at a fixed rate, either by its terms or through entering into hedging agreements within 180 days of the effectiveness of the Credit Agreement. In order to comply with this requirement, the Company entered into interest rate derivative arrangements described in Note 12.
     Senior Notes due 2015
          On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at June 30, 2010. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
     Gain on Early Extinguishment of Debt
          Of the $136.9 principal amount of debt extinguished in 2009, $114.7 was extinguished during the six months ended June 30, 2009 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7, resulting in a gain of $61.5 after the write-off of $3.5 of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the six months ended June 30, 2010.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Capital Lease Obligations and Other Indebtedness
          The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $4.8 and $5.7 at June 30, 2010 and December 31, 2009, respectively. These obligations have imputed interest rates ranging from 5.7% to 9.6% and have required payments, including interest, of $0.7 remaining in 2010, $1.6 in 2011, $1.2 in 2012, $1.1 in 2013 and $0.9 in 2014. During the six months ended June 30, 2010 and 2009, a subsidiary of the Company entered into capital leases and other indebtedness totaling $0.1 and $1.2, respectively, and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.
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
          During June 2007, the Company entered into additional interest rate derivative transactions in the form of a two-year interest rate swap with a notional amount of $255.0 and a three-year interest rate swap with a notional amount of $255.0, both of which became effective on June 29, 2007. The two-year hedge, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 5.323% and the three-year hedge, which expired on June 30, 2010, swapped the underlying variable rate for a fixed rate of 5.362%. During August 2007, the Company entered into an additional interest rate derivative transaction in the form of a two-year interest rate swap with a notional amount of $250.0, which became effective on September 28, 2007. The hedge, which expired on September 28, 2009, swapped the underlying variable rate for a fixed rate of 4.977%.
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
          During June 2010, the Company entered into an interest rate derivative transaction in the form a three-year interest rate swap with a notional amount of $255.0, which became effective on June 30, 2010. This hedge swaps the underlying variable rate for a fixed rate of 1.264%.
          The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		June 30,	December 31,
Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	2010	2009

Interest rate swaps	Other current liabilities	$—	$6.3
	Other liabilities	16.5	7.9
          Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          These derivative instruments had no ineffective portions during the three and six months ended June 30, 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Loss Reclassified from Accumulated
	Loss Recognized in Other				Other Comprehensive Loss into
	Comprehensive Income				Interest Expense
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
Derivatives Designated as Cash Flow Hedging Instruments:	2010	2009	2010	2009	2010	2009	2010	2009
Interest rate swaps	$6.8	$5.0	$14.8	$7.5	$6.2	$9.0	$12.5	$17.5
          The Company expects to reclassify approximately $13.5 into net income as additional interest expense during the twelve months ending June 30, 2011.
          The following presents the balances and net changes in accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Six Months Ended
	June 30,
Balances and Net Changes:	2010	2009

Balance at beginning of period	$8.6	$16.8
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $4.9 and $6.8	(7.6)	(10.7)
Net change in fair value of interest rate swaps, net of taxes of $5.8 and $2.9	9.0	4.6

Balance at end of period	$10.0	$10.7

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
     Recurring Fair Value Measurements
          As of June 30, 2010, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. Marketable securities consist of corporate equity securities and United States treasury securities. The marketable securities are included in investments in marketable securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of June 30, 2010 and December 31, 2009 are as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Balance at
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$2.0	$2.0	$—	$—
Liability for interest rate swaps	16.5	—	16.5	—

	Balance at
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$24.6	$24.6	$—	$—
Corporate equity securities	1.9	1.9	—	—
Liability for interest rate swaps	14.2	—	14.2	—
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
          The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at June 30, 2010 and December 31, 2009 was approximately $1,910.7 and $1,912.5, respectively. The carrying value of long-term debt at June 30, 2010 and December 31, 2009 was $2,228.9 and $2,238.8, respectively.
14. Marketable Securities
          The Company’s marketable securities are classified as available-for-sale and are reported at their fair values (quoted market price), which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Balance at June 30, 2010:
Corporate equity securities	$0.3	$1.8	$(0.1)	$2.0

Balance at December 31, 2009:
United States treasury securities	$24.6	$—	$—	$24.6
Corporate equity securities	0.3	1.7	(0.1)	1.9

Total	$24.9	$1.7	$(0.1)	$26.5

          The United States treasury securities mature in 2012. During the second quarter of 2010, the Company sold its investment in United States treasury securities for $24.7 in cash and recognized a gain of $0.1.
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

At June 30, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1

At December 31, 2009:
Corporate equity securities	$—	$—	$0.1	$0.1
          The Company has determined that the gross unrealized losses on its corporate equity securities at June 30, 2010 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at June 30, 2010.
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
          Other commercial borrowers that have obtained loans from other banks in five states have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and the likely progress of those matters still pending is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
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
          The Company expensed $1.1 and $2.4 for severance and severance-related costs and $0.5 and $0.9 for facilities closures and other costs during the three and six months ended June 30, 2010, respectively, and expensed $8.5 and $15.3 for

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
severance and severance-related costs and $2.6 and $3.1 for facilities closures and other costs during the three and six months ended June 30, 2009, respectively. The Company expects to incur in future periods an additional $8.2 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
          The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the six months ended June 30, 2010 and 2009:

	Beginning		Paid in	Non-cash	Ending
	Balance	Expensed	Cash	Utilization	Balance

Six Months Ended June 30, 2010:
Severance and severance-related	$2.5	$2.4	$(2.5)	$—	$2.4
Facilities closures and other costs	2.5	0.9	(0.9)	(0.7)	1.8

Total	$5.0	$3.3	$(3.4)	$(0.7)	$4.2

Six Months Ended June 30, 2009:
Severance and severance-related	$7.4	$15.3	$(12.6)	$—	$10.1
Facilities closures and other costs	2.3	3.1	(1.1)	(1.7)	2.6

Total	$9.7	$18.4	$(13.7)	$(1.7)	$12.7

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
          The Company expensed $0.2 and $0.4 for severance and severance-related costs during the three and six months ended June 30, 2010, respectively, and expensed $0.8 and $2.2 for severance and severance-related costs and $0.0 and $1.0 for facilities and other costs during the three and six months ended June 30, 2009, respectively. The Company currently does not expect to incur significant additional costs related to these plans, which are subject to further refinement as the reorganization progresses.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the six months ended June 30, 2010 and 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Six months ended June 30, 2010:
Severance and severance-related	$1.0	$0.4	$(0.9)	$0.5
Facilities and other costs	0.1	—	(0.1)	—

Total	$1.1	$0.4	$(1.0)	$0.5

Six months ended June 30, 2009:
Severance and severance-related	$1.4	$2.2	$(2.5)	$1.1
Facilities and other costs	0.7	1.0	(0.5)	1.2

Total	$2.1	$3.2	$(3.0)	$2.3

Scantron
          As a result of an acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition as of March 31, 2009 and expensed $1.4 and $2.8 for severance and severance-related costs and $0.3 and $0.3 for facilities and other costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three and six months ended June 30, 2009, respectively.
          The Company expensed $0.7 and $2.0 for severance and severance-related costs and $4.5 and $4.5 for facilities and other costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three and six months ended June 30, 2010, respectively. Ongoing lease commitments related to these plans continue through 2013.
          The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the six months ended June 30, 2010 and 2009:

	Beginning		Paid in	Non-Cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Six months ended June 30, 2010:
Severance and severance-related	$0.5	$2.0	$(2.2)	$—	$0.3
Facilities and other costs	—	4.5	(0.2)	0.2	4.5

Total	$0.5	$6.5	$(2.4)	$0.2	$4.8

Six months ended June 30, 2009:
Severance and severance-related	$1.0	$2.8	$(2.4)	$—	$1.4
Facilities and other costs	—	0.3	—	(0.3)	—

Total	$1.0	$3.1	$(2.4)	$(0.3)	$1.4

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          In addition to the amounts disclosed in the table above, the Company also incurred other expenses related to the initiatives including inventory write-offs, training, hiring, relocation and travel.
          Restructuring accruals for all of the segments’ plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.
17. Transactions with Related Parties
     Notes Receivable
          In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein, that matures in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was amended to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010.
          The outstanding balances on the senior secured credit facility and the note are included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. During the six months ended June 30, 2010, the Company received $3.0 in payments on the note, bringing the principal balance of the note to $4.0 at June 30, 2010. Interest income of $0.1 and $0.2 was recorded during the three and six months ended June 30, 2010, respectively. Interest income of $0.2 and $0.5 was recorded during the three and six months ended June 30, 2009, respectively.
     Other
          The Company expensed $0.7 and $1.4 during the three and six months ended June 30, 2010, respectively, and $0.7 and $1.4 during the three and six months ended June 30, 2009, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
18. Subsequent Event
          On July 21, 2010, Scantron acquired 100% of the equity interests of Spectrum K12 School Solutions, Inc. (“Spectrum K12”) for $30.0 in cash subject to post-closing adjustments. Additional contingent consideration may be payable upon the achievement of certain future revenue targets of Spectrum K12. Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s offerings complement Scantron’s offerings in educational assessments, content and data management. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand. Due to the timing of the transaction, preliminary accounting for the business combination is not complete. Financial results for Spectrum K12 will be included in the Company’s results of operations beginning in the third quarter of 2010.

Harland Clarke Holdings Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
The SubscriberMail and Protocol IMS Acquisitions
          During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. The acquisition-date aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 million if the targets are met. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The Protocol IMS and SubscriberMail acquisitions are collectively referred to as the “2009 Acquisitions.”
Recent Developments
          On July 21, 2010, Scantron acquired 100% of the equity interests of Spectrum K12 School Solutions, Inc. (“Spectrum K12”) for $30.0 million in cash subject to post-closing adjustments. Additional contingent consideration may be payable upon the achievement of certain future revenue targets of Spectrum K12. Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s offerings complement Scantron’s offerings in educational assessments, content and data management. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand. Due to the timing of the transaction, preliminary accounting for the business combination is not

Harland Clarke Holdings Corp. and Subsidiaries
complete. Financial results for Spectrum K12 will be included in the Company’s results of operations beginning in the third quarter of 2010.
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
     Harland Financial Solutions
          Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to newly enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.

Harland Clarke Holdings Corp. and Subsidiaries
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

Harland Clarke Holdings Corp. and Subsidiaries
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
          The operating results for the three months ended June 30, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.
Net Revenues:

	Three Months Ended June 30,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$307.3	$306.3
Harland Financial Solutions segment	70.1	69.7
Scantron segment	49.1	50.7
Eliminations	(3.2)	(0.3)

Total	$423.3	$426.4

          Net revenues decreased by $3.1 million, or 0.7%, to $423.3 million in the 2010 period from $426.4 million in the 2009 period.
          Net revenues for the Harland Clarke segment increased by $1.0 million, or 0.3%, to $307.3 million in the 2010 period from $306.3 million in the 2009 period. The increase was primarily due to revenues from the businesses acquired in the 2009 Acquisitions, the addition of new clients, a one-time payment resulting from the loss of a client and increased revenues per unit. These increases were partially offset by volume declines in check and related products and other one-time nonrecurring items. Net revenues in the 2010 period included charges of $0.2 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
          Net revenues for the Harland Financial Solutions segment increased by $0.4 million, or 0.6%, to $70.1 million in the 2010 period from $69.7 million in the 2009 period. Increases in maintenance revenues, outsourced host processing revenues, early termination fees and term license revenues were partially offset by decreases in hardware sales and other license revenues.
          Net revenues for the Scantron segment decreased by $1.6 million, or 3.2%, to $49.1 million in the 2010 period from $50.7 million in the 2009 period. The decrease was primarily due to declines in service maintenance, hardware and forms revenues. These declines were partially offset by increases in revenues from web-based products and services for the education market and from sales of a newly introduced solution that assists financial institutions with the implementation of recent changes to federal regulations regarding overdraft services provided to financial institution customers.
          Elimination of net revenues increased from $0.3 million in the 2009 period to $3.2 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.

Harland Clarke Holdings Corp. and Subsidiaries
Cost of Revenues:

	Three Months Ended June 30,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$185.6	$190.5
Harland Financial Solutions segment	30.3	29.5
Scantron segment	28.5	29.1
Eliminations	(3.2)	(0.3)

Total	$241.2	$248.8

          Cost of revenues decreased by $7.6 million, or 3.1%, to $241.2 million in the 2010 period from $248.8 million in the 2009 period.
          Cost of revenues for the Harland Clarke segment decreased by $4.9 million, or 2.6%, to $185.6 million in the 2010 period from $190.5 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, all of which resulted from restructuring activities. Additionally, lower volumes, which resulted in lower materials and other variable overhead expenses, contributed to the decrease. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by an increase in amortization expense of $1.4 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 60.4% in the 2010 period as compared to 62.2% in the 2009 period.
          Cost of revenues for the Harland Financial Solutions segment increased by $0.8 million, or 2.7%, to $30.3 million in the 2010 period from $29.5 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in labor costs and an increase in amortization expense of $0.5 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009, partially offset by a decrease in depreciation. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.2% in the 2010 period as compared to 42.3% in the 2009 period.
          Cost of revenues for the Scantron segment decreased by $0.6 million, or 2.1% to $28.5 million in the 2010 period from $29.1 million in the 2009 period. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by an increase in delivery costs related to the Company’s new solution that assists financial institutions with the implementation of recent changes to federal regulations. Cost of revenues as a percentage of revenues for the Scantron segment was 58.0% in the 2010 period as compared to 57.4% in the 2009 period.
          Elimination of cost of revenues increased from $0.3 million in the 2009 period to $3.2 million in the 2010 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Selling, General and Administrative Expenses:

	Three Months Ended June 30,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$53.2	$52.4
Harland Financial Solutions segment	28.2	28.2
Scantron segment	13.6	13.2
Corporate	3.4	3.3

Total	$98.4	$97.1

Harland Clarke Holdings Corp. and Subsidiaries
          Selling, general and administrative expenses increased by $1.3 million, or 1.3%, to $98.4 million in the 2010 period from $97.1 million in the 2009 period.
          Selling, general and administrative expenses for the Harland Clarke segment increased by $0.8 million, or 1.5%, to $53.2 million in the 2010 period from $52.4 million in the 2009 period. The increase was primarily due to the businesses acquired in the 2009 Acquisitions, partially offset by labor cost reductions resulting from restructuring activities and reductions in selling expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 17.3% in the 2010 period as compared to 17.1% in the 2009 period.
          Selling, general and administrative expenses for the Harland Financial Solutions segment were unchanged. Decreases in general overhead expenses and compensation expense related to an incentive agreement were offset by an increase in foreign currency transaction losses and selling expenses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $0.4 million and $1.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment were 40.2% in the 2010 period as compared to 40.5% in the 2009 period.
          Selling, general and administrative expenses for the Scantron segment increased $0.4 million, or 3.0%, to $13.6 million in the 2010 period from $13.2 million in the 2009 period. The increase was primarily due to increases in labor costs, professional fees, and travel expenses in connection with investments in growth initiatives, partially offset by a decrease in integration expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment were 27.7% in the 2010 period as compared to 26.0% in the 2009 period.
          Selling, general and administrative expenses for the Corporate segment increased $0.1 million, or 3.0%, to $3.4 million in the 2010 period from $3.3 million in the 2009 period due to increases in general overhead costs.
Asset Impairment Charges
          During the 2010 period, the Company recorded non-cash impairment charges of $0.6 million for the Harland Clarke segment to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Restructuring Costs
          The Company adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
          In the 2010 period, the Company recorded restructuring costs of $1.6 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $5.2 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $11.1 million for the Harland Clarke segment, $0.8 million for the Harland Financial Solutions segment and $1.7 million for the Scantron segment related to these plans.
Interest Income
          Interest income was $0.2 million in the 2010 period as compared to $0.3 million in the 2009 period. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party. See Note 17 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Expense
          Interest expense was $30.3 million in the 2010 period as compared to $35.6 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.

Harland Clarke Holdings Corp. and Subsidiaries
Gain on Early Extinguishment of Debt
          During the 2009 period, the Company extinguished debt with a total principal amount of $24.2 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $14.6 million, resulting in a gain of $8.9 million after the write-off of $0.7 million of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the 2010 period.
Other Income, Net
          Other income, net was $0.1 million in the 2010 period as compared to $0.0 million in the 2009 period primarily due to a gain on the sale of marketable securities.
Provision for Income Taxes
          The Company’s effective tax rate was 39.3% in the 2010 period and 31.6% in the 2009 period. The increase was primarily due to the effect of the release of a reserve for uncertain tax positions in the 2009 period.
     Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
          The operating results for the six months ended June 30, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.
Net Revenues:

	Six Months Ended June 30,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$617.0	$621.4
Harland Financial Solutions segment	139.4	138.9
Scantron segment	100.2	105.1
Eliminations	(3.3)	(0.4)

Total	$853.3	$865.0

          Net revenues decreased by $11.7 million, or 1.4%, to $853.3 million in the 2010 period from $865.0 million in the 2009 period.
          Net revenues for the Harland Clarke segment decreased by $4.4 million, or 0.7%, to $617.0 million in the 2010 period from $621.4 million in the 2009 period. The decrease was primarily due to volume declines in check and related products and one-time nonrecurring items, partially offset by revenues from the businesses acquired in the 2009 Acquisitions, the addition of new clients, increased revenues per unit and a one-time payment resulting from the loss of a client. Net revenues in the 2010 period included charges of $0.5 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
          Net revenues for the Harland Financial Solutions segment increased by $0.5 million, or 0.4%, to $139.4 million in the 2010 period from $138.9 million in the 2009 period. Increases in maintenance revenues, outsourced host processing revenues, early termination fees and term license revenues were partially offset by decreases in hardware sales and other license revenues.
          Net revenues for the Scantron segment decreased by $4.9 million, or 4.7%, to $100.2 million in the 2010 period from $105.1 million in the 2009 period. The decrease was primarily due to declines in service maintenance, forms and hardware revenues. These declines were partially offset by increases in revenues from web-based products and services for the education market and from sales of a newly introduced solution that assists financial institutions with the implementation of recent changes to federal regulations regarding overdraft services provided to financial institution customers.
          Elimination of net revenues increased from $0.4 million in the 2009 period to $3.3 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These

Harland Clarke Holdings Corp. and Subsidiaries
intersegment sales are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Cost of Revenues:

	Six Months Ended June 30,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$375.8	$391.3
Harland Financial Solutions segment	60.6	59.5
Scantron segment	55.6	59.5
Eliminations	(3.3)	(0.4)

Total	$488.7	$509.9

          Cost of revenues decreased by $21.2 million, or 4.2%, to $488.7 million in the 2010 period from $509.9 million in the 2009 period.
          Cost of revenues for the Harland Clarke segment decreased by $15.5 million, or 4.0%, to $375.8 million in the 2010 period from $391.3 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, all of which resulted from restructuring activities. Additionally, lower volumes, which resulted in lower materials and other variable overhead expenses, contributed to the decrease. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by an increase in amortization expense of $2.8 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 60.9% in the 2010 period as compared to 63.0% in the 2009 period.
          Cost of revenues for the Harland Financial Solutions segment increased by $1.1 million, or 1.8%, to $60.6 million in the 2010 period from $59.5 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in amortization expense of $1.0 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.5% in the 2010 period as compared to 42.8% in the 2009 period.
          Cost of revenues for the Scantron segment decreased by $3.9 million, or 6.6% to $55.6 million in the 2010 period from $59.5 million in the 2009 period. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by an increase in delivery costs related to the Company’s new solution that assists financial institutions with the implementation of recent changes to federal regulations. Cost of revenues as a percentage of revenues for the Scantron segment was 55.5% in the 2010 period as compared to 56.6% in the 2009 period.
          Elimination of cost of revenues increased from $0.4 million in the 2009 period to $3.3 million in the 2010 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Selling, General and Administrative Expenses:

	Six Months Ended June 30,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$105.4	$108.5
Harland Financial Solutions segment	55.6	57.6
Scantron segment	27.0	29.0
Corporate	6.5	6.0

Total	$194.5	$201.1

Harland Clarke Holdings Corp. and Subsidiaries
          Selling, general and administrative expenses decreased by $6.6 million, or 3.3%, to $194.5 million in the 2010 period from $201.1 million in the 2009 period.
          Selling, general and administrative expenses for the Harland Clarke segment decreased by $3.1 million, or 2.9%, to $105.4 million in the 2010 period from $108.5 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities and reductions in selling expenses and advertising expenses. Selling, general and administrative expenses from the businesses acquired in the 2009 Acquisitions partially offset the overall decrease. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 17.1% in the 2010 period as compared to 17.5% in the 2009 period.
          Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $2.0 million, or 3.5%, to $55.6 million in the 2010 period from $57.6 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, a reduction in compensation expense related to an incentive agreement, and decreases in general overhead expenses and depreciation. These decreases were partially offset by an increase in selling expenses and an increase in foreign currency transaction losses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $0.8 million and $2.1 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 39.9% in the 2010 period as compared to 41.5% in the 2009 period.
          Selling, general and administrative expenses for the Scantron segment decreased $2.0 million, or 6.9%, to $27.0 million in the 2010 period from $29.0 million in the 2009 period. The decrease was primarily due to lower integration expenses in the 2010 period, a $1.3 million one-time expense in the 2009 period related to a contractual obligation owing to a former employee upon termination of employment, and a decrease in selling expenses. These decreases were partially offset by increases in labor, professional fees and travel expenses in connection with investments in growth initiatives. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 26.9% in the 2010 period as compared to 27.6% in the 2009 period.
          Selling, general and administrative expenses for the Corporate segment increased $0.5 million, or 8.3% to $6.5 million in the 2010 period from $6.0 million in the 2009 period due to increases in general overhead costs.
Asset Impairment Charges
          During the 2010 period, the Company recorded non-cash impairment charges of $0.6 million for the Harland Clarke segment to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Restructuring Costs
          The Company adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by leveraging the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
          In the 2010 period, the Company recorded restructuring costs of $3.3 million for the Harland Clarke segment, $0.4 million for the Harland Financial Solutions segment and $6.5 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $18.4 million for the Harland Clarke segment, $3.2 million for the Harland Financial Solutions segment and $3.1 million for the Scantron segment related to these plans.
Interest Income
          Interest income was $0.4 million in the 2010 period as compared to $0.6 million in the 2009 period. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party. See Note 17 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Harland Clarke Holdings Corp. and Subsidiaries
Interest Expense
          Interest expense was $60.2 million in the 2010 period as compared to $73.7 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
Gain on Early Extinguishment of Debt
          During the 2009 period, the Company extinguished debt with a total principal amount of $114.7 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $49.7 million, resulting in a gain of $61.5 million after the write-off of $3.5 million of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the 2010 period.
Other Income, Net
          Other income, net was $0.1 million in the 2010 period as compared to $0.0 million in the 2009 period primarily due to a gain on the sale of marketable securities.
Provision for Income Taxes
          The Company’s effective tax rate was 39.6% in the 2010 period and 36.4% in the 2009 period. The increase was primarily due to a charge in the 2010 period for the change in federal tax law relating to the deductibility of retiree prescription drug subsidies, in addition to the effect of the release of a reserve for uncertain tax positions in the 2009 period.
Liquidity and Capital Resources
Cash Flow Analysis
          The Company’s net cash provided by operating activities during the six months ended June 30, 2010 was $138.4 million as compared to $81.8 million during the same period in 2009. The increase in net cash provided by operating activities of $56.6 million was due to changes in working capital and an increase in cash flow from operations. Working capital decreased during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to the timing of payments related to other accrued expenses and prepaid expenses.
          The Company’s net cash provided by investing activities was $14.3 million during the six months ended June 30, 2010 as compared to net cash used in investing activities of $20.1 million during the same period in 2009. During the six months ended June 30, 2010, the Company sold marketable securities for net proceeds of $24.7 million and had lower capital expenditures compared to the same period in 2009.
          The Company’s net cash used in financing activities was $10.0 million during the six months ended June 30, 2010 as compared to $60.1 million during the same period 2009. The decrease in net cash used in financing activities was primarily due to the extinguishment of $114.7 million principal amount of 2015 Senior Notes for an aggregate purchase price of $49.7 million during the same period in 2009.
The Company’s Consolidated Contractual Obligations and Commitments
          There were no material changes to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended June 30, 2010.
Liquidity Assessment
          The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 11 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company’s expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.
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

Harland Clarke Holdings Corp. and Subsidiaries
projects that support future revenue growth. During the six months ended June 30, 2010 and 2009, the Company incurred $14.6 million and $23.0 million of capital expenditures and $0.0 million and $0.2 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the six months ended June 30, 2010 and 2009, the Company made $20.0 million and $27.9 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the restructuring or consolidation of some of the Company’s operations. During the six months ended June 30, 2010 and 2009, the Company made $6.8 million and $19.1 million of payments for restructuring, respectively.
          The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company used cash on hand to fund the $28.6 million net purchase price after giving effect to working capital adjustments for the acquisition of Spectrum K12 School Solutions, Inc. that was consummated in July 2010.
Cash Flow Risks
          The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of June 30, 2010, the Company had $90.8 million of availability under its revolving credit facility (after giving effect to the issuance of $9.2 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
          There were no material changes to the Company’s Critical Accounting Policies and Estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended June 30, 2010.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

Harland Clarke Holdings Corp. and Subsidiaries
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

Harland Clarke Holdings Corp. and Subsidiaries
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
          At June 30, 2010, the Company had $1,746.0 million of term loans outstanding under its credit agreement, $9.2 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at June 30, 2010 would have resulted in an increase in its interest expense for the six months ended June 30, 2010 of approximately $4.5 million, including the effect of the interest rate derivative transactions discussed below.
          In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2009 and 2010 in the form of swaps with notional amounts totaling $855.0 million currently outstanding as further described in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These derivatives currently swap the underlying variable rates for fixed rates ranging from 1.264% to 2.353%.
          Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2010.
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

Harland Clarke Holdings Corp. and Subsidiaries
this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
          (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
          Other commercial borrowers that have obtained loans from other banks in five states have commenced similar class actions against their banks using similar theories. In some cases, the banks have made warranty claims against HFS related to these class actions. Many of the class actions and related warranty claims are at early stages, and the likely progress of those matters still pending is not yet clear. The Company has not accepted any of the asserted warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
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
Item 1A. Risk Factors
          There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended June 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          There was no event of default upon senior securities during the three months ended June 30, 2010.
Item 4. Removed and Reserved
Item 5. Other Information
          No additional information need be presented.
Item 6. Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 5, 2010.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 5, 2010.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: August 5, 2010	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2010	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 5, 2010.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 5, 2010.