Form 10-Q
period 2010-09-30
HARLAND CLARKE HOLDINGS CORP
filed 2010-11-04
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-133253
HARLAND CLARKE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1696500 (I.R.S. Employer Identification No.)

10931 Laureate Drive, San Antonio, TX (Address of principal executive offices)	78249 (Zip code)
(210) 697-8888
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
Yes ☐      No ☑
As of September 30, 2010, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239.3	$63.9
Accounts receivable (net of allowances of $2.8 and $3.0)	133.1	119.7
Investments in marketable securities	—	24.6
Inventories	31.6	32.5
Income taxes receivable	0.4	13.5
Deferred tax assets	18.6	18.6
Prepaid expenses and other current assets	60.8	66.1

Total current assets	483.8	338.9
Property, plant and equipment	356.1	345.6
Less accumulated depreciation	(214.8)	(184.5)

Property, plant and equipment, net	141.3	161.1
Goodwill	1,502.3	1,473.2
Other intangible assets, net	1,115.7	1,187.9
Contract acquisition payments, net	30.0	28.6
Other assets	65.7	62.3

Total assets	$3,338.8	$3,252.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$31.3	$33.9
Deferred revenues	120.1	116.1
Current maturities of long-term debt	19.4	19.5
Accrued liabilities:
Salaries, wages and employee benefits	72.2	52.6
Income and other taxes payable	13.8	15.4
Customer incentives	32.0	23.5
Other current liabilities	32.5	30.8

Total current liabilities	321.3	291.8
Long-term debt	2,204.9	2,219.3
Deferred tax liabilities	394.5	415.3
Other liabilities	84.1	79.6
Commitments and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	185.8	98.0
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(0.1)	0.3
Funded status of benefit plans	2.7	(1.6)
Derivative fair-value adjustments	(13.6)	(8.6)
Unrealized gains on investments, net	2.2	0.9

Total accumulated other comprehensive loss, net of taxes	(8.8)	(9.0)

Total stockholder’s equity	334.0	246.0

Total liabilities and stockholder’s equity	$3,338.8	$3,252.0

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product revenues, net	$325.4	$353.7	$1,015.8	$1,067.2
Service revenues, net	86.1	72.0	249.0	223.5

Total net revenues	411.5	425.7	1,264.8	1,290.7
Cost of products sold	193.0	208.1	596.9	640.0
Cost of services provided	46.2	36.3	131.0	114.3

Total cost of revenues	239.2	244.4	727.9	754.3

Gross profit	172.3	181.3	536.9	536.4
Selling, general and administrative expenses	96.2	90.3	290.7	291.4
Asset impairment charges	1.9	0.2	2.5	0.2
Restructuring costs	5.0	4.3	15.2	29.0

Operating income	69.2	86.5	228.5	215.8
Interest income	0.1	0.2	0.5	0.8
Interest expense	(27.7)	(32.6)	(87.9)	(106.3)
Gain on early extinguishment of debt	—	0.5	—	62.0
Other income, net	—	—	0.1	—

Income before income taxes	41.6	54.6	141.2	172.3
Provision for income taxes	14.0	20.9	53.4	63.7

Net income	$27.6	$33.7	$87.8	$108.6

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$87.8	$108.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36.9	43.7
Amortization of intangible assets	81.6	77.1
Amortization of deferred financing fees	5.2	5.4
Gain on early extinguishment of debt	—	(62.0)
Deferred income taxes	(22.5)	(3.7)
Asset impairments	2.5	0.2
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(9.6)	0.5
Inventories	0.9	4.5
Prepaid expenses and other assets	(0.7)	(13.2)
Contract acquisition payments, net	(1.3)	4.8
Accounts payable and accrued liabilities	21.8	(23.8)
Deferred revenues	4.8	10.8
Income and other taxes	4.1	14.5
Payable to parent	—	(0.7)
Other, net	3.2	4.3

Net cash provided by operating activities	214.7	171.0

Investing activities
Purchase of Spectrum K12, net of cash acquired	(28.6)	—
Net repayments of related party notes receivable	3.0	5.2
Proceeds from sale of property, plant and equipment	2.5	0.5
Proceeds from sale of marketable securities	24.7	—
Capital expenditures	(23.2)	(31.0)
Capitalized interest	(0.1)	(0.2)
Other, net	(2.8)	(3.2)

Net cash used in investing activities	(24.5)	(28.7)

Financing activities
Redemption of notes	—	(50.6)
Repayments of credit agreements and other borrowings	(14.8)	(15.4)

Net cash used in financing activities	(14.8)	(66.0)

Net increase in cash and cash equivalents	175.4	76.3
Cash and cash equivalents at beginning of period	63.9	64.6

Cash and cash equivalents at end of period	$239.3	$140.9

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$75.8	$103.3
Income taxes, net of refunds	70.6	55.7
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
          During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 if the revenue targets are met (see Note 3).
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
          On July 21, 2010, Scantron Corporation, a wholly owned subsidiary of the Company, acquired Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0, which resulted in total consideration of $32.7. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 (see Note 3).
          The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition.
          The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company and has no independent assets at September 30, 2010 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.

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
Reclassifications
          Certain amounts in previously issued financial statements have been reclassified to conform with the presentation of the consolidated statements of income for the third quarter of 2010. These reclassifications had no effect on previously reported net income.
          Specifically, certain revenues for the Harland Clarke segment previously reported as product revenues, net along with related cost of products sold were reclassified to service revenues, net and cost of services provided to enable comparability with the presentation of the consolidated statements of income for the third quarter of 2010. Reclassifications for product revenues, net and service revenues, net were also made in Note 7 for the Harland Clarke segment.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
3. Acquisitions
Acquisition of Spectrum K12
          On July 21, 2010, Scantron acquired 100% of the equity interests of Spectrum K12 for $28.6 in cash, net of cash acquired and working capital adjustments. In addition, the Company recorded the fair value of contingent consideration, as described below, of $4.0, which resulted in total consideration of $32.7. Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s solutions complement Scantron’s solutions for educational assessments, content and data management. The transaction was accounted for as a business combination and Spectrum K12’s results of operations have been included in the Company’s operations since the date of its acquisition.
          The preliminary allocation of purchase price resulted in identified intangible assets of $6.6 and goodwill of $29.4. The goodwill arises because the total consideration for Spectrum K12, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $1.5 is expected to be deductible for income tax purposes. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand. Acquisition-related fees and expenses were not material.
          The contingent consideration arrangement provides for cash payments of up to a maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of September 30, 2010, the amount recognized for the contingent consideration liability and the assumptions used to develop the estimates had not changed.
          The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.9 was reflected as a reduction of revenues for the period July 22, 2010 to September 30, 2010).
          The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.
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
          The pro forma effects for these acquisitions on the consolidated results of operations were not material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
4. Inventories
          Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Finished goods	$8.2	$9.8
Work-in-process	8.7	9.5
Raw materials	14.7	13.2

	$31.6	$32.5

5. Assets Held For Sale
          At September 30, 2010, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
          During the first quarter of 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During the second quarter of 2010, non-cash impairment charges of $0.6 were recorded to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.
          Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	September 30,	December 31,
	2010	2009
Land	$1.6	$1.4
Buildings and improvements	2.1	3.5

	$3.7	$4.9

6. Goodwill and Other Intangible Assets
          The change in carrying amount of goodwill by business segment for the nine months ended September 30, 2010 is as follows:

		Harland
	Harland	Financial
	Clarke	Solutions	Scantron	Total
Balance as of December 31, 2009	$779.4	$425.2	$268.6	$1,473.2
Spectrum K12 acquisition	—	—	29.4	29.4
Effect of exchange rate changes	—	(0.3)	—	(0.3)

Balance as of September 30, 2010	$779.4	$424.9	$298.0	$1,502.3

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	September 30,	December 31,	September 30,	December 31,
	(in years)	2010	2009	2010	2009
Amortized intangible assets:
Customer relationships	3 — 20	$1,237.0	$1,233.4	$327.2	$260.5
Trademarks and tradenames	2 — 25	154.7	154.5	10.1	3.4
Software and other	2 — 10	70.5	65.1	35.0	28.2
Patents and patents pending	3 — 20	20.0	20.0	5.2	4.0

		1,482.2	1,473.0	377.5	296.1

Indefinite-lived intangible assets:
Trademarks and tradenames		11.0	11.0	—	—

Total other intangible assets		$1,493.2	$1,484.0	$377.5	$296.1

          Amortization expense was $27.3 and $81.6 for the three and nine months ended September 30, 2010, respectively, and $25.8 and $77.1 for the three and nine months ended September 30, 2009, respectively.
          The weighted average amortization period for all amortizable intangible assets recorded in connection with the Spectrum K12 acquisition was 7.5 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the Spectrum K12 acquisition was as follows: customer relationships – 9.0 years, trademarks and tradenames – 3.0 years and software – 5.8 years.
          Estimated aggregate amortization expense for intangible assets through December 31, 2014 is as follows:

Three months ending December 31, 2010	$27.5
Year ending December 31, 2011	104.2
Year ending December 31, 2012	96.8
Year ending December 31, 2013	85.3
Year ending December 31, 2014	78.2
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          Selected summarized financial information for the three months ended September 30, 2010 and 2009 is as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron(2)	and Other	Total
Product revenues, net:
Three months ended September 30, 2010	$277.1	$17.4	$30.9	$—	$325.4
Three months ended September 30, 2009	303.1	17.1	33.5	—	353.7
Service revenues, net:
Three months ended September 30, 2010	$12.8	$53.5	$19.8	$—	$86.1
Three months ended September 30, 2009	1.9	50.8	19.3	—	72.0
Intersegment revenues:
Three months ended September 30, 2010	$—	$—	$2.6	$(2.6)	$—
Three months ended September 30, 2009	—	—	0.1	(0.1)	—
Operating income (loss): (3)
Three months ended September 30, 2010	$51.0	$13.8	$7.9	$(3.5)	$69.2
Three months ended September 30, 2009	69.4	9.5	11.1	(3.5)	86.5
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended September 30, 2010	$25.0	$7.1	$6.6	$—	$38.7
Three months ended September 30, 2009	26.8	6.5	6.4	—	39.7
Capital expenditures (excluding capital leases):
Three months ended September 30, 2010	$5.7	$1.6	$1.3	$—	$8.6
Three months ended September 30, 2009	5.3	1.3	1.4	—	8.0
          Selected summarized financial information for the nine months ended September 30, 2010 and 2009 is as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions	Scantron(2)	and Other	Total
Product revenues, net:
Nine months ended September 30, 2010	$877.6	$51.2	$87.0	$—	$1,015.8
Nine months ended September 30, 2009	921.0	52.4	93.8	—	1,067.2
Service revenues, net:
Nine months ended September 30, 2010	$29.2	$159.1	$60.7	$—	$249.0
Nine months ended September 30, 2009	5.4	154.4	63.7	—	223.5
Intersegment revenues:
Nine months ended September 30, 2010	$0.1	$—	$5.8	$(5.9)	$—
Nine months ended September 30, 2009	—	—	0.5	(0.5)	—
Operating income (loss): (3)
Nine months ended September 30, 2010	$182.9	$36.6	$19.0	$(10.0)	$228.5
Nine months ended September 30, 2009	172.6	28.1	24.6	(9.5)	215.8
Depreciation and amortization (excluding amortization of deferred financing fees):
Nine months ended September 30, 2010	$77.7	$21.3	$19.5	$—	$118.5
Nine months ended September 30, 2009	81.5	20.0	19.3	—	120.8
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2010	$15.5	$3.9	$3.8	$—	$23.2
Nine months ended September 30, 2009	21.7	3.4	5.9	—	31.0

(1)	Includes results of the acquired Protocol IMS and SubscriberMail businesses from their respective dates of acquisition.

(2)	Includes results of the acquired Spectrum K12 business from the date of acquisition.

(3)	Includes restructuring costs of $5.0 and $4.3 for the three months ended September 30, 2010 and 2009, respectively, and $15.2 and $29.0 for the nine months ended September 30, 2010 and 2009, respectively (see Note 16).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
8. Comprehensive Income
          Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$27.6	$33.7	$87.8	$108.6
Other comprehensive income (loss):
Foreign currency translation adjustments	0.7	0.5	(0.4)	0.7
Derivative fair value adjustments, net of taxes of $2.3, $0.3, $3.2 and $3.7	(3.6)	(0.3)	(5.0)	5.8
Unrecognized amounts included in postretirement obligations, net of taxes of $2.7, $—, $2.7 and $—	4.3	—	4.3	—
Unrealized gains on investments, net of taxes of $0.7, $0.6, $0.8 and $0.8	1.2	0.9	1.3	1.2

Comprehensive income	$30.2	$34.8	$88.0	$116.3

9. Postretirement Defined Benefit Plans
          The Company sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes a portion of the cost of the medical plan. For all other retirees, the Company’s intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.
          During the three months ended September 30, 2010, the Company amended the medical plan for benefits to be provided after December 31, 2010 for retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000. As a result of these amendments, the Company remeasured its accumulated postretirement benefit obligation, “APBO,” as of September 30, 2010. The remeasurement resulted in a $7.0 decrease in the APBO and the offsetting amount was recorded in other comprehensive income. The remeasurement at September 30, 2010 reflected a new discount rate of 5.00%. The Company estimates that net postretirement benefit expense will total $0.1 in the fourth quarter of 2010.
          Net periodic postretirement benefit expense for these plans is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost	$0.3	$0.3	$0.8	$0.8
Net amortization	—	—	—	—

Net postretirement benefit expense	$0.3	$0.3	$0.8	$0.8

10. Income Taxes
          The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company’s federal and state tax returns for the tax years 2007 through 2009 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
          There are no events that have occurred since December 31, 2009 that had a material impact on amounts accrued for the Company’s uncertain tax positions.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
11. Long-Term Debt

	September 30,	December 31,
	2010	2009
$1,900.0 Senior Secured Credit Facilities	$1,741.5	$1,755.0
Senior Floating Rate Notes due 2015	206.8	206.8
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Capital lease obligations and other indebtedness	4.7	5.7

	2,224.3	2,238.8
Less: current maturities	(19.4)	(19.5)

Long-term debt, net of current maturities	$2,204.9	$2,219.3

     $1,900.0 Senior Secured Credit Facilities
          On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at September 30, 2010. As of September 30, 2010, there were no outstanding borrowings under the Revolver and there was $91.6 available for borrowing (giving effect to the issuance of $8.4 of letters of credit).
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
          The Credit Agreement has a commitment fee for the unused portion of the Revolver and for issued letters of credit of 0.50% and 2.52%, respectively. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon the Company achieving certain consolidated leverage ratios.
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
     Senior Notes due 2015
          On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at September 30, 2010. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Gain on Early Extinguishment of Debt
          Of the $136.9 principal amount of debt extinguished in 2009, $116.2 was extinguished during the nine months ended September 30, 2009 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $50.6, resulting in a gain of $62.0 after the write-off of $3.6 of unamortized deferred financing fees related to the extinguished debt. There were no early extinguishments of debt during the nine months ended September 30, 2010.
     Capital Lease Obligations and Other Indebtedness
          The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $4.7 and $5.7 at September 30, 2010 and December 31, 2009, respectively. These obligations have imputed interest rates ranging from 5.6% to 9.6% and have required payments, including interest, of $0.3 remaining in 2010, $1.6 in 2011, $1.2 in 2012, $1.1 in 2013 and $0.9 in 2014. During the nine months ended September 30, 2010 and 2009, a subsidiary of the Company entered into capital leases and other indebtedness totaling $0.3 and $5.1, respectively, and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.
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
          During June 2010, the Company entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $255.0, which became effective on June 30, 2010. This hedge swaps the underlying variable rate for a fixed rate of 1.264%.
          The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		September 30,	December 31,
Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	2010	2009

Interest rate swaps	Other current liabilities	$—	$6.3
	Other liabilities	22.3	7.9

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.
          These derivative instruments had no ineffective portions during the three and nine months ended September 30, 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

Loss Reclassified from Accumulated
	Loss Recognized in Other				Other Comprehensive Loss into
	Comprehensive Income				Interest Expense
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
Derivatives Designated as Cash Flow Hedging Instruments:	2010	2009	2010	2009	2010	2009	2010	2009
Interest rate swaps	$9.3	$8.3	$24.1	$15.8	$3.5	$7.7	$16.0	$25.2
          The Company expects to reclassify approximately $14.9 into net income as additional interest expense during the twelve months ending September 30, 2011.
          The following presents the balances and net changes in accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Nine Months Ended
	September 30,
Balances and Net Changes:	2010	2009

Balance at beginning of period	$8.6	$16.8
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $6.3 and $9.8	(9.7)	(15.4)
Net change in fair value of interest rate swaps, net of taxes of $9.4 and $6.2	14.7	9.6

Balance at end of period	$13.6	$11.0

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
     Recurring Fair Value Measurements
          As of September 30, 2010, the Company held two types of financial instruments subject to valuation on a recurring basis, marketable securities and interest rate swaps. Marketable securities consist of corporate equity securities and United States treasury securities. The marketable securities are included in investments in marketable securities and other assets in the accompanying consolidated balance sheets. The interest rate swaps are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company also has contingent consideration liabilities related to the Spectrum K12 and SubscriberMail acquisitions, which are subject to valuation on a recurring basis and are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. Fair values as of September 30, 2010 and December 31, 2009 are as follows:

	Balance at
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$4.0	$4.0	$—	$—
Liability for interest rate swaps	22.3	—	22.3	—
Liability for contingent consideration related to business combinations	6.0	—	—	6.0

	Balance at
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$24.6	$24.6	$—	$—
Corporate equity securities	1.9	1.9	—	—
Liability for interest rate swaps	14.2	—	14.2	—
Liability for contingent consideration related to business combinations	1.8	—	—	1.8
          Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk. Fair value of corporate equity securities and United States treasury securities are based on quoted market prices. Fair value of the liability for contingent consideration related to business combinations is estimated utilizing a discounted cash flow analysis. The analysis considers, among other things, estimates of future revenues and the timing of expected future contingent consideration payments. The liability for contingent consideration that is considered to be incentive compensation is recorded as compensation expense as earned.
          The following table presents the Company’s liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Balance at beginning of period	$1.7	$1.8
Transfers to Level 3	—	—
Spectrum K12 acquisition	4.0	4.0
Compensation expense recorded in selling, general and administrative expenses	0.2	0.2
Loss recorded in selling, general and administrative expenses	0.1	—

Balance at end of period	$6.0	$6.0

     Fair Value of Financial Instruments
          Most of the Company’s clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management’s expectations.
          The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at September 30, 2010 and December 31, 2009 was approximately $1,963.9 and $1,912.5, respectively. The carrying value of long-term debt at September 30, 2010 and December 31, 2009 was $2,224.3 and $2,238.8, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
14. Marketable Securities
          The Company’s marketable securities are classified as available-for-sale and are reported at their fair values (quoted market price), which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Balance at September 30, 2010:
Corporate equity securities	$0.3	$3.8	$(0.1)	$4.0

Balance at December 31, 2009:
United States treasury securities	$24.6	$—	$—	$24.6
Corporate equity securities	0.3	1.7	(0.1)	1.9

Total marketable securities	$24.9	$1.7	$(0.1)	$26.5

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

At September 30, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1

At December 31, 2009:
Corporate equity securities	$—	$—	$0.1	$0.1
          The Company has determined that the gross unrealized losses on its corporate equity securities at September 30, 2010 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at September 30, 2010.
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
          The Company expensed $2.3 and $4.7 for severance and severance-related costs and $1.9 and $2.8 for facilities closures and other costs during the three and nine months ended September 30, 2010, respectively, and expensed $1.7 and $17.0 for severance and severance-related costs and $1.7 and $4.8 for facilities closures and other costs during the three and nine months ended September 30, 2009, respectively. The Company expects to incur in future periods an additional $6.8 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
          The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the nine months ended September 30, 2010 and 2009:

	Beginning		Paid in	Non-Cash	Ending
	Balance	Expensed	Cash	Utilization	Balance

Nine Months Ended September 30, 2010:
Severance and severance-related	$2.5	$4.7	$(4.1)	$—	$3.1
Facilities closures and other costs	2.5	2.8	(1.5)	(2.0)	1.8

Total	$5.0	$7.5	$(5.6)	$(2.0)	$4.9

Nine Months Ended September 30, 2009:
Severance and severance-related	$7.4	$17.0	$(19.1)	$—	$5.3
Facilities closures and other costs	2.3	4.8	(1.8)	(4.0)	1.3

Total	$9.7	$21.8	$(20.9)	$(4.0)	$6.6

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
          The Company expensed $0.1 and $0.5 for severance and severance-related costs and $0.1 and $0.1 for facilities and other costs during the three and nine months ended September 30, 2010, respectively, and expensed $0.9 and $3.1 for severance and severance-related costs and $0.0 and $1.0 for facilities and other costs during the three and nine months ended September 30, 2009, respectively. The Company currently does not expect to incur significant additional costs related to these plans, which are subject to further refinement as the reorganization progresses.
          The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for the nine months ended September 30, 2010 and 2009:

	Beginning		Paid in	Ending
	Balance	Expensed	Cash	Balance
Nine months ended September 30, 2010:
Severance and severance-related	$1.0	$0.5	$(1.2)	$0.3
Facilities and other costs	0.1	0.1	(0.1)	0.1

Total	$1.1	$0.6	$(1.3)	$0.4

Nine months ended September 30, 2009:
Severance and severance-related	$1.4	$3.1	$(3.0)	$1.5
Facilities and other costs	0.7	1.0	(0.8)	0.9

Total	$2.1	$4.1	$(3.8)	$2.4

Scantron
          As a result of an acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition as of March 31, 2009 and expensed $0.0 and $2.8 for severance and severance-related costs and $0.0 and $0.3 for facilities and other costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three and nine months ended September 30, 2009, respectively.
          The Company expensed $0.5 and $2.5 for severance and severance-related costs and $0.1 and $4.6 for facilities and other costs related to further consolidation of operations and elimination of certain selling, general and administrative expenses during the three and nine months ended September 30, 2010, respectively. Ongoing lease commitments related to these plans continue through 2013.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)
          The following table details the components of the Company’s restructuring accruals related to the Scantron segment for the nine months ended September 30, 2010 and 2009:

	Beginning		Paid in	Non-Cash	Ending
	Balance	Expensed	Cash	Utilization	Balance
Nine months ended September 30, 2010:
Severance and severance-related	$0.5	$2.5	$(2.6)	$—	$0.4
Facilities and other costs	—	4.6	(0.7)	0.2	4.1

Total	$0.5	$7.1	$(3.3)	$0.2	$4.5

Nine months ended September 30, 2009:
Severance and severance-related	$1.0	$2.8	$(2.9)	$(0.1)	$0.8
Facilities and other costs	—	0.3	—	(0.3)	—

Total	$1.0	$3.1	$(2.9)	$(0.4)	$0.8

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
          The outstanding balances on the senior secured credit facility and the note are included in other assets in the accompanying consolidated balance sheets. During the nine months ended September 30, 2010, the Company received $3.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $4.0 and $0.0, respectively, at September 30, 2010. Interest income of $0.1 and $0.3 was recorded during the three and nine months ended September 30, 2010, respectively. Interest income of $0.2 and $0.7 was recorded during the three and nine months ended September 30, 2009, respectively.
     Other
          The Company expensed $0.6 and $2.0 during the three and nine months ended September 30, 2010, respectively, and $0.6 and $2.0 during the three and nine months ended September 30, 2009, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.

Harland Clarke Holdings Corp. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
The Spectrum K12 School Solutions, Inc. Acquisition
          On July 21, 2010, Scantron Corporation, a wholly owned subsidiary of Harland Clarke Holdings, acquired Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total consideration of $32.7 million. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
The SubscriberMail and Protocol IMS Acquisitions
          During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The acquisition-date aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum contingent consideration of $2.0 million if the revenue targets are met. The Protocol IMS and SubscriberMail acquisitions are collectively referred to as the “2009 Acquisitions.”

Harland Clarke Holdings Corp. and Subsidiaries
Economic and Other Factors Affecting the Businesses of the Company
     Harland Clarke
          While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent quarters, Harland Clarke had experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.
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
     Harland Financial Solutions
          Harland Financial Solutions’ operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to recently enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions’ financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions’ operating results.
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

Harland Clarke Holdings Corp. and Subsidiaries
          Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., Fiserv, Inc., Jack Henry & Associates, Inc., Open Solutions Inc., Computer Services Inc. and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with Harland Financial Solutions both domestically and internationally, including Temenos Group AG, Misys plc, Infosys Technologies Limited, Tata Consultancy and Oracle Financial Services. There are also many other competitors that offer one or more specialized products or services that compete with products and services offered by Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.
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
     Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
          The operating results for the three months ended September 30, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Spectrum K12 business from its date of acquisition.
Net Revenues:

	Three Months Ended September 30,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$289.9	$305.0
Harland Financial Solutions segment	70.9	67.9
Scantron segment	53.3	52.9
Eliminations	(2.6)	(0.1)

Total	$411.5	$425.7

          Net revenues decreased by $14.2 million, or 3.3%, to $411.5 million in the 2010 period from $425.7 million in the 2009 period.

Harland Clarke Holdings Corp. and Subsidiaries
          Net revenues for the Harland Clarke segment decreased by $15.1 million, or 5.0%, to $289.9 million in the 2010 period from $305.0 million in the 2009 period. The decrease was primarily due to volume declines in check and related products, the loss of a client and a decrease in revenues per unit, partially offset by revenues from the businesses acquired in the 2009 Acquisitions and the addition of new clients. Revenues from new client additions more than offset lost revenues from client losses. Net revenues in the 2010 period included charges of $0.1 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
          Net revenues for the Harland Financial Solutions segment increased by $3.0 million, or 4.4%, to $70.9 million in the 2010 period from $67.9 million in the 2009 period. Increases in maintenance, outsourced host processing, term license and other license revenues were partially offset by a decrease in hardware sales.
          Net revenues for the Scantron segment increased by $0.4 million, or 0.8%, to $53.3 million in the 2010 period from $52.9 million in the 2009 period. The increase was primarily due to increased revenues from services for the education market, sales of a newly introduced solution that assists financial institutions with the implementation of recent changes to federal regulations regarding overdraft services provided to financial institution customers and the Spectrum K12 acquisition. These increases were partially offset by declines in hardware, service maintenance and forms revenues. Net revenues in the 2010 period included charges of $0.9 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Spectrum K12 acquisition.
          Elimination of net revenues increased to $2.6 million in the 2010 period from $0.1 million in the 2009 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Cost of Revenues:

	Three Months Ended September 30,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$181.7	$185.9
Harland Financial Solutions segment	30.9	30.3
Scantron segment	29.2	28.3
Eliminations	(2.6)	(0.1)

Total	$239.2	$244.4

          Cost of revenues decreased by $5.2 million, or 2.1%, to $239.2 million in the 2010 period from $244.4 million in the 2009 period.
          Cost of revenues for the Harland Clarke segment decreased by $4.2 million, or 2.3%, to $181.7 million in the 2010 period from $185.9 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, primarily resulting from restructuring activities. Additionally, lower volumes resulted in lower materials, delivery and other variable overhead expenses. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by an increase in amortization expense of $1.4 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.7% in the 2010 period as compared to 61.0% in the 2009 period.
          Cost of revenues for the Harland Financial Solutions segment increased by $0.6 million, or 2.0%, to $30.9 million in the 2010 period from $30.3 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in amortization expense of $0.5 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.6% in the 2010 period as compared to 44.6% in the 2009 period.
          Cost of revenues for the Scantron segment increased by $0.9 million, or 3.2% to $29.2 million in the 2010 period from $28.3 million in the 2009 period. The increase was primarily due to the Spectrum K12 acquisition and an increase in delivery costs related to the Company’s new solution that assists financial institutions with the implementation of recent changes to federal regulations, partially offset by cost reductions primarily resulting from restructuring activities. Cost of revenues as a percentage of revenues for the Scantron segment was 54.8% in the 2010 period as compared to 53.5% in the 2009 period.

Harland Clarke Holdings Corp. and Subsidiaries
          Elimination of cost of revenues increased to $2.6 million in the 2010 period from $0.1 million in the 2009 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Selling, General and Administrative Expenses:

	Three Months Ended September 30,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$51.1	$46.1
Harland Financial Solutions segment	26.0	27.2
Scantron segment	15.6	13.5
Corporate	3.5	3.5

Total	$96.2	$90.3

          Selling, general and administrative expenses increased by $5.9 million, or 6.5%, to $96.2 million in the 2010 period from $90.3 million in the 2009 period.
          Selling, general and administrative expenses for the Harland Clarke segment increased by $5.0 million, or 10.8%, to $51.1 million in the 2010 period from $46.1 million in the 2009 period. The increase was primarily due to the businesses acquired in the 2009 Acquisitions and increases in selling expenses, travel expenses, professional fees, and investments in growth initiatives, partially offset by reductions in advertising expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.6% in the 2010 period as compared to 15.1% in the 2009 period.
          Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $1.2 million, or 4.4% to $26.0 million in the 2010 period from $27.2 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, declines in general overhead expenses, foreign currency transaction gains and a reduction in compensation expense related to an incentive agreement, partially offset by an increase in selling expenses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $0.3 million and $0.8 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 36.7% in the 2010 period as compared to 40.1% in the 2009 period.
           Selling, general and administrative expenses for the Scantron segment increased by $2.1 million, or 15.6% to $15.6 million in the 2010 period from $13.5 million in the 2009 period. The increase was primarily due to the Spectrum K12 acquisition and increases in management, sales and product development personnel in connection with investments in growth initiatives, partially offset by cost reductions resulting from restructuring activities and a decrease in integration expense. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 29.3% in the 2010 period as compared to 25.5% in the 2009 period.
Asset Impairment Charges
          During the 2010 period, the Company recorded non-cash impairment charges of $1.9 million for the Harland Clarke segment primarily related to the abandonment of a development project. During the 2009 period, the Company recorded non-cash impairment charges of $0.2 million for the Harland Clarke segment related to the abandonment of a development project.
Restructuring Costs
          The Company adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
          In the 2010 period, the Company recorded restructuring costs of $4.2 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $0.6 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $3.4 million for the Harland Clarke segment and $0.9 million for the Harland Financial Solutions segment related to these plans.

Harland Clarke Holdings Corp. and Subsidiaries
Interest Income
          Interest income was $0.1 million in the 2010 period as compared to $0.2 million in the 2009 period. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party. See Note 17 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Expense
          Interest expense was $27.7 million in the 2010 period as compared to $32.6 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
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
Provision for Income Taxes
          The Company’s effective tax rate was 33.7% in the 2010 period and 38.3% in the 2009 period. The decrease was primarily due to the effect of the release of a reserve for uncertain tax positions in the 2010 period.
     Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
          The operating results for the nine months ended September 30, 2010, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired Spectrum K12 business from its date of acquisition.
Net Revenues:

	Nine Months Ended September 30,
$ in millions	2010	2009
Consolidated Net Revenues:
Harland Clarke segment	$906.9	$926.4
Harland Financial Solutions segment	210.3	206.8
Scantron segment	153.5	158.0
Eliminations	(5.9)	(0.5)

Total	$1,264.8	$1,290.7

          Net revenues decreased by $25.9 million, or 2.0%, to $1,264.8 million in the 2010 period from $1,290.7 million in the 2009 period.
          Net revenues for the Harland Clarke segment decreased by $19.5 million, or 2.1%, to $906.9 million in the 2010 period from $926.4 million in the 2009 period. The decrease was primarily due to volume declines in check and related products and the loss of a client, partially offset by revenues from the businesses acquired in the 2009 Acquisitions, the addition of new clients, a one-time payment resulting from the loss of a client, and increased revenues per unit. Revenues from new client additions more than offset lost revenues from client losses. Net revenues in the 2010 period included charges of $0.6 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
          Net revenues for the Harland Financial Solutions segment increased by $3.5 million, or 1.7%, to $210.3 million in the 2010 period from $206.8 million in the 2009 period. Increases in term license, maintenance, and outsourced host processing revenues and early termination fees were partially offset by decreases in other license revenues and hardware sales.
          Net revenues for the Scantron segment decreased by $4.5 million, or 2.8%, to $153.5 million in the 2010 period from $158.0 million for the 2009 period. The decrease was primarily due to declines in forms, hardware and service maintenance revenues, partially offset by increases in revenues from services for the education market, sales of a newly introduced solution that assists financial institutions with the implementation of recent changes to federal regulations regarding overdraft services provided to financial institution customers and the Spectrum K12 acquisition. Net revenues in the 2010 period included charges of $0.9 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Spectrum K12 acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
          Elimination of net revenues increased to $5.9 million in the 2010 period from $0.5 million in the 2009 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Cost of Revenues:

	Nine Months Ended September 30,
$ in millions	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$557.5	$577.2
Harland Financial Solutions segment	91.5	89.8
Scantron segment	84.8	87.8
Eliminations	(5.9)	(0.5)

Total	$727.9	$754.3

          Cost of revenues decreased by $26.4 million, or 3.5%, to $727.9 million in the 2010 period from $754.3 million in the 2009 period.
          Cost of revenues for the Harland Clarke segment decreased by $19.7 million, or 3.4%, to $557.5 million in the 2010 period from $577.2 million in the 2009 period. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, primarily resulting from restructuring activities. Additionally, lower volumes resulted in lower materials, delivery, and other variable overhead expenses. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by an increase in amortization expense of $4.2 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.5% in the 2010 period as compared to 62.3% in the 2009 period.
          Cost of revenues for the Harland Financial Solutions segment increased by $1.7 million, or 1.9%, to $91.5 million in the 2010 period from $89.8 million in the 2009 period. The increase in cost of revenues was primarily due to an increase in amortization expense of $1.5 million resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.5% in the 2010 period as compared to 43.4% in the 2009 period.
          Cost of revenues for the Scantron segment decreased by $3.0 million, or 3.4% to $84.8 million in the 2010 period from $87.8 million in the 2009 period. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by the Spectrum K12 acquisition and an increase in delivery costs related to the Company’s new solution that assists financial institutions with the implementation of recent changes to federal regulations. Cost of revenues as a percentage of revenues for the Scantron segment was 55.2% in the 2010 period as compared to 55.6% in the 2009 period.
          Elimination of cost of revenues increased to $5.9 million in the 2010 period from $0.5 million in the 2009 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to the new solution that assists financial institutions with the implementation of recent changes to federal regulations.
Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
$ in millions	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$156.5	$154.6
Harland Financial Solutions segment	81.6	84.8
Scantron segment	42.6	42.5
Corporate	10.0	9.5

Total	$290.7	$291.4

          Selling, general and administrative expenses decreased by $0.7 million, or 0.2%, to $290.7 million in the 2010 period from $291.4 million in the 2009 period.

Harland Clarke Holdings Corp. and Subsidiaries
          Selling, general and administrative expenses for the Harland Clarke segment increased by $1.9 million, or 1.2%, to $156.5 million in the 2010 period from $154.6 million in the 2009 period. The increase was primarily due to the businesses acquired in the 2009 Acquisitions, investments in growth initiatives and an increase in travel expenses, partially offset by labor cost reductions resulting from restructuring activities and reductions in selling expenses and advertising expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.3% in the 2010 period as compared to 16.7% in the 2009 period.
          Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $3.2 million, or 3.8%, to $81.6 million in the 2010 period from $84.8 million in the 2009 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, a reduction in compensation expense related to an incentive agreement, and decreases in general overhead expenses and depreciation, partially offset by an increase in selling expenses and an increase in foreign currency transaction losses. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $1.1 million and $2.9 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 38.8% in the 2010 period as compared to 41.0% in the 2009 period.
          Selling, general and administrative expenses for the Scantron segment increased by $0.1 million, or 0.2%, to $42.6 million in the 2010 period from $42.5 million in the 2009 period. The increase was primarily due to the Spectrum K12 acquisition and increases in management, sales and product development personnel in connection with investments in growth initiatives, partially offset by cost reductions resulting from restructuring activities and a decrease in integration expense. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 27.8% in the 2010 period as compared to 26.9% in the 2009 period.
          Selling, general and administrative expenses for the Corporate segment increased by $0.5 million, or 5.3% to $10.0 million in the 2010 period from $9.5 million in the 2009 period due to increases in general overhead costs.
Asset Impairment Charges
          During the 2010 period, the Company recorded non-cash impairment charges of $2.5 million for the Harland Clarke segment primarily related to the abandonment of a development project and to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell. During the 2009 period, the Company recorded non-cash impairment charges of $0.2 million for the Harland Clarke segment related to the abandonment of a development project.
Restructuring Costs
          The Company adopted plans during 2008, 2009 and 2010 to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company’s shared services capabilities and reorganizing certain operations and sales and support functions.
          In the 2010 period, the Company recorded restructuring costs of $7.5 million for the Harland Clarke segment, $0.6 million for the Harland Financial Solutions segment and $7.1 million for the Scantron segment related to these plans. In the 2009 period, the Company recorded restructuring costs of $21.8 million for the Harland Clarke segment, $4.1 million for the Harland Financial Solutions segment and $3.1 million for the Scantron segment related to these plans.
Interest Income
          Interest income was $0.5 million in the 2010 period as compared to $0.8 million in the 2009 period. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party. See Note 17 to the Company’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Expense
          Interest expense was $87.9 million in the 2010 period as compared to $106.3 million in the 2009 period. The decrease in interest expense was largely due to lower effective interest rates, as well as a decrease in total debt outstanding.
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

Harland Clarke Holdings Corp. and Subsidiaries
Other Income, Net
          Other income, net was $0.1 million in the 2010 period as compared to $0.0 million in the 2009 period primarily due to a gain on the sale of marketable securities.
Provision for Income Taxes
          The Company’s effective tax rate was 37.8% in the 2010 period and 37.0% in the 2009 period. The increase was primarily due to a charge in the 2010 period for the change in federal tax law relating to the deductibility of retiree prescription drug subsidies and the release of a reserve for uncertain tax positions in the 2010 period that was less than a similar release in the 2009 period.
Liquidity and Capital Resources
Cash Flow Analysis
          The Company’s net cash provided by operating activities during the nine months ended September 30, 2010 was $214.7 million as compared to $171.0 million during the same period in 2009. The increase in net cash provided by operating activities of $43.7 million was due to an increase in cash flow from operations and favorable changes in working capital. The favorable changes in working capital were primarily due to the timing of payments related to other accrued expenses and prepaid expenses during the nine months ended September 30, 2010 compared to the same period in 2009.
          The Company’s net cash used in investing activities was $24.5 million during the nine months ended September 30, 2010 as compared to $28.7 million during the same period in 2009. During the nine months ended September 30, 2010, the Company expended $28.6 million for the acquisition of Spectrum K12, net of cash acquired and working capital adjustments, and sold marketable securities for net proceeds of $24.7 million. The Company also had lower capital expenditures compared to the same period in 2009.
          The Company’s net cash used in financing activities was $14.8 million during the nine months ended September 30, 2010 as compared to $66.0 million during the same period in 2009. The decrease in net cash used in financing activities was primarily due to the extinguishment of $116.2 million principal amount of 2015 Senior Notes for an aggregate purchase price of $50.6 million during the same period in 2009.
The Company’s Consolidated Contractual Obligations and Commitments
          There were no material changes to the Company’s contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended September 30, 2010.
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
          In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:
•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2010 and 2009, the Company incurred $23.2 million and $31.0 million of capital expenditures and $0.1 million and $0.2 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the nine months ended September 30, 2010 and 2009, the Company made $28.3 million and $33.6 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the restructuring or consolidation of some of the Company’s operations. During the nine months ended September 30, 2010 and 2009, the Company made $10.2 million and $27.6 million of payments for restructuring, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
          The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company used cash on hand to fund the $28.6 million acquisition-date cash purchase price for the acquisition of Spectrum K12, net of cash acquired and working capital adjustments that was consummated in July 2010.
Cash Flow Risks
          The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of September 30, 2010, the Company had $91.6 million of availability under its revolving credit facility (after giving effect to the issuance of $8.4 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
          There were no material changes to the Company’s Critical Accounting Policies and Estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended September 30, 2010.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
          In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:
•	our substantial indebtedness;

•	further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic downturn and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets which could result in adverse impacts on the Harland Financial Solutions segment;

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company’s earnings, total assets and market prices of the Company’s outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

Harland Clarke Holdings Corp. and Subsidiaries
•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

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
          At September 30, 2010, the Company had $1,741.5 million of term loans outstanding under its credit agreement, $8.4 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at September 30, 2010 would have resulted in an increase in its interest expense for the nine months ended September 30, 2010 of approximately $6.6 million, including the effect of the interest rate derivative transactions discussed below.
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
          Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2010.
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
          (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
          There was no material change to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 during the three months ended September 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          There was no event of default upon senior securities during the three months ended September 30, 2010.
Item 4. Removed and Reserved
Item 5. Other Information
          No additional information need be presented.
Item 6. Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 4, 2010.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 4, 2010.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date: November 4, 2010	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2010	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 4, 2010.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 4, 2010.