Form 10-K
period 2010-12-31
HARLAND CLARKE HOLDINGS CORP
filed 2011-03-04
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-133253

HARLAND CLARKE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 10931 Laureate Drive, San Antonio, TX (Address of principal executive offices)	84-1696500 (I.R.S. Employer Identification No.) 78249 (Zip code)
(210) 697-8888
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of March 4, 2011, there were 100 shares of the registrant’s common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

*	The registrant is not required to file this Annual Report on Form 10-K or other reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Harland Clarke Holdings Corp.’s senior notes due 2015.

HARLAND CLARKE HOLDINGS CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

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

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems.

On December 6, 2010, Harland Financial Solutions, Inc. (“HFS”), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as “Parsam”). Parsam’s solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam’s solutions into its existing solution offerings (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron’s solutions combine a variety of data collection, analysis, and management tools, including web-based solutions, software, scanning equipment, forms, and related field maintenance services.

On July 21, 2010, Scantron Corporation (“Scantron”), a wholly owned subsidiary of the Company, acquired 100% of the equity of Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for education assessments, content and data management (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

On December 15, 2010, Scantron entered into a securities purchase agreement with KUE Digital International LLC pursuant to which Scantron would purchase all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as “GlobalScholar”). GlobalScholar’s instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar’s instructional management platform complements Scantron’s testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron’s web-based education solutions. Scantron completed the acquisition of GlobalScholar on January 3, 2011 (see Note 20 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Company Overview

Harland Clarke

Harland Clarke provides checks and related products, direct marketing services and customized business and home office products to financial services, retail and software providers as well as consumers and small business. In 2010, Harland Clarke generated revenues of $1,191.2 million (71% of the Company’s 2010 consolidated net revenues).

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

Harland Clarke contracts with its clients are generally sole-source contracts for the sale of its checks and related products to the clients’ customers. The initial terms of the agreements generally range from three to five years and generally are terminable for cause, although some of its financial institution clients can terminate their contracts for convenience.

Competition

Harland Clarke’s primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelley & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.

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

Harland Financial Solutions

Harland Financial Solutions provides technology products and services to financial services clients worldwide including lending and mortgage applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems. In 2010, Harland Financial Solutions generated revenues of $282.7 million (17% of the Company’s 2010 consolidated net revenues).

Products and Services

Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation, Internet banking, mobile banking and business intelligence products into its core processing solutions. Management believes that this integration capability differentiates Harland Financial Solutions from other providers. Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through business intelligence and branch automation software. Harland Financial Solutions offers Internet banking, mobile banking and branch automation systems designed to enhance the customer experience through integrated teller, platform, call center and self-service tools from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment.

Harland Financial Solutions also sells loan and deposit origination and compliance software to financial institutions. Harland Financial Solutions offers a complete product suite, Pro Suite, including solutions for lending, account opening, sales management and loan underwriting. Harland Financial Solutions also offers a commercial lending risk management, underwriting and portfolio management product suite marketed as CreditQuest. Harland Financial Solutions provides mortgage loan origination, production and servicing solutions through its various products.

As a result of the Parsam acquisition in December 2010, Harland Financial Solutions has a software development and support operation consisting of approximately 40 information technology professionals located in Thiruvananthapuram, India.

Backlog

Harland Financial Solutions’ backlog was estimated to be $366.1 million at December 31, 2010. Backlog consists of contracted products, maintenance, outsourced services and professional services prior to delivery.

The Company expects to deliver approximately 36% of this backlog during 2011. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2012 and beyond. During 2010, Harland Financial Solutions updated its definition of backlog to include contracted maintenance and contractual adjustments to prices during the term of the agreement and refined its calculation to eliminate a seasonal bias at year end. Under this definition and calculation, the value of Harland Financial Solutions backlog was estimated to be $347.8 million at December 31, 2009.

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

Scantron

Scantron provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. Scantron’s solutions combine a variety of data collection, analysis and management tools, including web-based software tools, scanning equipment, forms, and related field maintenance services. For the year ended December 31, 2010, Scantron generated revenue of $203.7 million (12% of the Company’s 2010 consolidated net revenues).

Products and Services

Education-Related Products

Scantron’s sales to K-12 educational institutions have historically represented the largest portion of Scantron’s revenues, although it also generates revenues from sales to higher education, healthcare, government and commercial institutions. In 2010, Scantron derived approximately 30% of its revenues from sales to K-12 educational institutions.

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

EXCEED® is a web-based solution acquired in 2010 in the Spectrum K12 acquisition that manages, administers and prescribes the personalized learning process and data required for all K-12 students. Information about each student is gathered from any assessments to conduct universal screening and ongoing progress monitoring. This instructional outcome data is integrated with other student data like attendance, discipline, and grades to give teachers, principals and school district administrators a centralized, 360 degree view of each student and the data to inform and individualize instruction for every student.

As a result of the GlobalScholar acquisition in January 2011, Scantron provides a comprehensive software platform through GlobalScholar’s Pinnacle System, that supports standards-based student, classroom, and program grading and evaluation, enabling schools to identify deficiencies in student performance and comply with government-mandated standards. The Pinnacle System provides databases of attendance, grades, and student proficiencies that is available over the Internet and through other devices to students, parents, teachers and administrators. Additionally, users worldwide, through a series of websites, can obtain tutoring services and access directories of educational institutions; access lectures and full courses on many topics; obtain educational administrative support and assistance in developing interactive educational websites; and store curriculum, testing, and evaluation information. With the GlobalScholar acquisition, Scantron acquired operations located in Chennai, India consisting of approximately 200 employees. Approximately 100 of these employees are information technology professionals who provide software development and support services.

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

Backlog

Scantron’s backlog, which consists primarily of contracted products and services prior to delivery, was estimated to be $60.4 million and $65.3 million at December 31, 2010 and 2009, respectively. The Company expects to deliver approximately 81% of the 2010 backlog during 2011.

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

The Company’s Foreign Sales

The Company conducts business outside the United States in Canada, India, Ireland and Israel. Its foreign sales totaled $20.6 million in 2010, $18.1 million in 2009 and $19.1 million in 2008.

The Company’s Employees

As of December 31, 2010, the Company had approximately 7,900 employees. No employees of the Company are represented by a labor union. The Company considers its employee relations to be good.

The Company’s Intellectual Property

The Company relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software, inventions, trade secrets, know-how and other intellectual property. The sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of the Company’s revenue. Typically, such license agreements are effective for a two- to three-year period, provide for the retention of ownership of the tradename, know-how or other intellectual property by the licensor and require the payment of a royalty to the licensor. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow the Company to sell the licensed products profitably.

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

Non-Operating Contingent Claims, Indemnification and Insurance Matters

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s businesses. In the stock purchase agreement executed in connection with the 2005 acquisition of the Company by M & F Worldwide, Honeywell International Inc. agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees.

Other

A series of commercial borrowers in eight states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions.

Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters, employment matters and other matters. The Company is also involved in various stages of legal proceedings claims, investigations and cleanup relating to environmental matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.

Availability of Reports

Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934, are available without charge as soon as reasonably practicable after the Company files such materials with or furnishes such materials to the Securities and Exchange Commission upon request to the Chief Financial Officer, Harland Clarke Holdings Corp., 10931 Laureate Drive, San Antonio, TX 78249.

Item 1A.	Risk Factors

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness, which may adversely affect our ability to operate our business and prevent us from fulfilling our obligations under our debt agreements.

As of December 31, 2010, we had total indebtedness of $2,219.7 million (including $4.6 million of capital lease obligations and other indebtedness), and $91.8 million of additional availability under our revolving credit facility (after giving effect to the issuance of $8.2 million of letters of credit). In addition, under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of our senior secured credit facilities and notes allow us to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

We are required to make scheduled payments of principal on our senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed under that facility. An excess cash flow payment of approximately $3.5 million will be paid in 2011 with respect to 2010 and will be applied against other mandatory payments due in 2011 under the terms of the facility. No such excess cash flow payment was paid in 2010 with respect to 2009 and no such excess cash flow payment was paid in 2009 with respect to 2008. We are required to repay our senior secured term loan in full in 2014 and are required to repay our senior notes in 2015. Our revolving credit facility will mature in 2013.

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

We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities and the indenture governing our senior notes do not fully prohibit us from doing so. In addition, as of December 31, 2010, there was $91.8 million of additional availability under our $100.0 million revolving credit facility (after giving effect to the issuance of $8.2 million of letters of credit). Under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness under our senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of our senior secured credit facilities and senior notes allow us to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

Depending on the nature of these factors and the expected relative magnitude and permanency of their effects, the Company’s businesses may not be able to achieve previous levels of performance even when overall economic conditions improve. During the 2009 annual impairment test for goodwill and indefinite-lived tradenames, the Company determined the fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 million was recorded in the fourth quarter of 2009 based on the current fair value of the Harland Clarke tradename being less than its carrying value and the useful life was reclassified from an indefinite life to a life of 25 years. The annual impairment test for goodwill and indefinite-lived tradenames performed in the fourth quarter of 2010 did not result in further impairments of goodwill and indefinite-lived tradenames.

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

The economic conditions since late 2008 and the volatility in the financial markets during this period have contributed and may continue to contribute to high unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. During this period, a number of financial institutions have taken significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We cannot determine whether the difficult conditions in the economy in general and/or the financial markets will improve or worsen in the near future. Our businesses have been and may continue to be adversely affected by these difficult conditions. Harland Clarke may experience reduced revenues due to losses of customers in the event the financial institutions upon which it depends either merge with or are sold to other institutions, or fail, or in the event that consumer spending continues to decline, or checking account openings continue to decrease, resulting in further acceleration in the decline of check usage and the use of Harland Clarke’s other products. Similarly, Harland Financial Solutions, which also depends on its financial institution customers, may be adversely affected due to losses of financial institution customers from mergers, consolidations or failures. Reductions in financial institution information technology budgets in response to market difficulties could continue to result in further delays or cancellations of Harland Financial Solutions client purchases, as well as potential pricing pressure on Harland Financial Solutions products. Economic slowdown and liquidity constraints may also cause state and local public and private education budgets to be further reduced, which could continue to result in reduced revenues at Scantron, as well as pricing pressure on Scantron products. In addition, further disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance.

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

We market certain products and services through various distribution media, including direct mail, telemarketing, online marketing, and other methods. These media are subject to increasing regulation, both at the federal and state levels, particularly in the area of consumer privacy. Our ability to solicit or sign up new customers may be affected.

The financial services sector is also subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain operations of our Harland Clarke and Harland Financial Solutions segments are examined by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, among other agencies, to confirm our ability to maintain data security. These agencies regulate and audit services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Adverse audit findings could impact our ability to continue to render services or require investment in corrective measures. Moreover, current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively affect the operations of our Harland Clarke or Harland Financial Solutions segments or limit their future growth.

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

We rely on a combination of measures to protect our intellectual property, among them, contract provisions, registering trademarks and copyrights, patenting inventions, implementing procedures that afford trade secret status and protection to our proprietary information, such as entering into third-party non-disclosure and intellectual property assignment agreements, and maintaining our intellectual property by entering into licenses that grant only limited rights to third parties. We may be required to spend significant resources to protect, monitor and police our trade secrets, proprietary know-how trademarks and other intellectual property rights. Despite our efforts to protect our intellectual property, third parties or licensees may infringe or misappropriate our intellectual property. The confidentiality agreements that are designed to protect our trade secrets and proprietary know-how could be breached, or our trade secrets and proprietary know-how might otherwise become known by others. We may not have adequate remedies for infringement or misappropriation of our intellectual property rights or for breach of our confidentiality agreements. The loss of intellectual property protection or the inability to enforce our intellectual property rights could harm our business and ability to compete.

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

We are exposed to changes in interest rates on our variable-rate debt. A hypothetical increase of 1 percentage point in the variable component of interest rates applicable to floating rate debt outstanding as of December 31, 2010 would have resulted in an increase to interest expense of approximately $8.8 million per year including the effect of interest rate swaps outstanding at December 31, 2010. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.

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

MacAndrews & Forbes Holdings Inc. is a corporation wholly owned by Mr. Ronald O. Perelman. Mr. Perelman, directly and through MacAndrews & Forbes Holdings Inc., beneficially owned, as of December 31, 2010, approximately 43.4% of the outstanding common stock of M & F Worldwide, which beneficially owns 100% of our stock. In addition, two of our directors and three of M & F Worldwide’s directors, as well as M & F Worldwide’s senior executives, are affiliated with MacAndrews & Forbes Holdings Inc. As a result, MacAndrews & Forbes Holdings Inc. and its sole stockholder possess significant influence over our business decisions.

Risks Related to our Harland Clarke Segment

The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.

Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.

Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2010, financial institutions accounted for approximately 83% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.

We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.

The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2010, the top 20 clients of our Harland Clarke segment represented approximately 43% of its revenues, with sales to Bank of America and Wells Fargo representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or “for cause.” A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients could have a material adverse effect on our revenues and profitability.

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

Providing technological solutions to financial institutions has been and continues to be intensely competitive. Some of our competitors have advantages over Harland Financial Solutions due to their significant worldwide presence, longer operating and product development history, larger installed client base, and substantially greater financial, technical and marketing resources. In response to competition, Harland Financial Solutions has been required in the past, and may be required in the future, to furnish additional discounts to clients, otherwise modify pricing practices or offer more favorable payment terms or more favorable contractual implementation terms. These developments have and may increasingly negatively affect the revenues, cash flows and results of operations of the Harland Financial Solutions business.

Consolidation among financial institutions may adversely affect our relationships with Harland Financial Solutions clients and our ability to sell our products and may therefore result in lower revenues and profitability.

Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2010, financial institutions accounted for substantially all of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.

Downturns in general economic and industry conditions, enhanced regulatory burdens and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation (“FDIC”) and National Credit Union Administration (“NCUA”) or due to recently enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. Such reductions and longer lead times could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Recent financial industry turmoil and the general economic slowdown may adversely affect our financial institution clients’ ability or willingness to commit financial resources to our products, and spending decisions by these clients may continue to be delayed. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.

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

Our business of delivering professional information technology services is labor intensive, and, accordingly, our success depends upon our ability to attract, develop, motivate, retain and effectively utilize highly skilled information technology professionals. We believe that there is a growing shortage of, and significant competition for, information technology professionals in the United States who possess the technical skills and experience necessary to deliver our services, and that such information technology professionals are likely to remain a limited resource for the foreseeable future. We also plan to manage and grow software development operations internationally related to Harland Financial Solutions and Scantron. We believe that, as a result of these factors, we operate within an industry that experiences a significant rate of annual turnover of information technology personnel. Our business plans are based on hiring and training a significant number of additional information technology professionals each year to meet anticipated turnover and increased staffing needs. Our ability to maintain and renew existing engagements and to obtain new business depends, in large part, on our ability to hire and retain qualified information technology professionals. We may not be able to recruit and train a sufficient number of qualified information technology professionals, and we may not be successful in retaining current or future employees. Increased hiring by technology companies and increasing worldwide competition for skilled technology professionals may lead to a shortage in the availability of qualified personnel in the markets in which we operate and hire. Failure to hire and train or retain qualified information technology professionals in sufficient numbers could have a material adverse effect on our business, results of operations and financial condition.

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

The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Harland Financial Solutions operations are examined by the Office of the Comptroller of the Currency, the FDIC and the NCUA, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively affect our current Harland Financial Solutions’ operations or limit its future growth.

We may not be able to successfully develop new products and services for our Scantron segment, and those products and services may not receive widespread acceptance. As a result, the business, prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

The data collection and educational testing industry has also changed significantly during recent years due to technological advances and regulatory changes, and we must successfully develop new products and solutions in our Scantron segment to respond to those changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, customer acceptance, adoption rates and competition, all of which could have a negative effect on our business. If we are not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.

Budget deficits may reduce funding available for Scantron products and services and have a negative effect on our revenue.

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

Harland Clarke is headquartered in San Antonio, Texas, Harland Financial Solutions is headquartered in Lake Mary, Florida and Scantron is headquartered in Eagan, Minnesota. The principal properties for each segment are as follows:

Harland Clarke

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/Owned Status

Atlanta, GA	Administration, Information Technology, Sales and Marketing	96,400	Owned
Atlanta, GA(a)	Closed	36,000	Owned
Atlanta, GA(a)	Closed	54,000	Owned
Atlanta, GA(a)	Closed	132,300	Owned
Atlanta, GA	Tech Center	14,294	Leased
Atlanta, GA	Operations Support	9,665	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Braintree, MA	Marketing Services and Support	3,476	Leased
Charlotte, NC	Administration	4,906	Leased
Colorado Springs, CO	Services	22,665	Leased
Glen Burnie, MD	Marketing Services and Production	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Gurabo, Puerto Rico	Printing	22,446	Leased
High Point, NC	Printing	135,000	Leased
Jeffersonville, IN	Printing	141,332	Leased
Kansas City, MO	Marketing Services	5,401	Leased
Lisle, IL	Marketing Services	7,050	Leased
Louisville, KY	Printing	50,000	Leased
Milton, WA	Printing	87,640	Leased
Nashville, TN	Administration	21,309	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Redwood City, CA	Administration	10,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
San Antonio, TX	Warehouse	18,675	Leased

(a)	Held for sale.

Harland Financial Solutions

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/Owned Status

Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	4,400	Leased
Bothell, WA	Development and Support	20,784	Leased
Carmel, IN	Development and Support	5,931	Leased
Cincinnati, OH	Service Bureau	63,901	Leased
Clive, IA	Service Bureau	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Englewood, CO	Development and Support	28,838	Leased
Fargo, ND	Development and Support	18,371	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Corporate Headquarters, Development and Support	80,390	Leased
Memphis, TN	Development and Support	7,981	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Orlando, FL	Processing	14,856	Leased
Pleasanton, CA	Development and Support	49,115	Leased
Portland, OR	Administration, Development and Support	58,685	Leased
Tel Aviv, Israel	Development and Support	7,991	Leased
Thiruvananthapuram, India	Development and Support	4,000	Leased

Scantron

		Approximate Floor
Location	Use	Space (Square Feet)	Leased/Owned Status

Atlanta, GA	Administration, Development and Support	2,921	Leased
Bellevue, WA	Administration	16,000	Leased
Chennai, India	Development and Support	38,060	Leased
Columbia, PA	Printing	121,370	Owned
Eagan, MN	Corporate Headquarters, Development and Support	109,500	Owned
Greeley, CO	Development and Support	10,800	Leased
Lakewood, CO	Development and Support	3,077	Leased
Lawrence, KS	Administration	21,000	Leased
McLean, VA	Administration, Development and Support	4,336	Leased
Olivet, MI	Development and Support	1,856	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
Santa Ana, CA	Development and Support	26,057	Leased
San Diego, CA	Development and Support	21,333	Leased
Towson, MD	Administration, Development and Support	9,193	Leased

Item 3.	Legal Proceedings

A series of commercial borrowers in eight states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, safety and health matters, employment matters and other matters. The Company is also involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its consolidated financial position or results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect, wholly owned subsidiary of M & F Worldwide. As such, our common stock is not listed on any stock exchange or traded in any over-the-counter market and is held by only one holder.

Item 6.	Selected Financial Data

The table below reflects historical financial data, which are derived from the audited consolidated financial statements for each of the years in the five-year period ended December 31, 2010.

The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions)	2010(a)	2009(b)	2008(c)	2007(d)	2006

Statement of Operations Data:
Net revenues	$1,671.2	$1,712.3	$1,794.6	$1,369.9	$623.9
Cost of revenues	958.6	997.7	1,066.9	833.8	388.4

Gross profit	712.6	714.6	727.7	536.1	235.5
Selling, general and administrative expenses	389.9	387.4	445.9	333.2	145.2
Asset impairment charges	3.7	44.4	2.4	3.1	—
Restructuring costs	22.3	32.5	14.6	5.6	3.3

Operating income	296.7	250.3	264.8	194.2	87.0
Gain (loss) on early extinguishment of debt	—	65.0	—	(54.6)	—
Interest expense, net	(114.8)	(135.9)	(184.2)	(159.9)	(60.0)
Other income (expense), net	0.1	0.1	(0.4)	(0.5)	—

Income (loss) before income taxes	182.0	179.5	80.2	(20.8)	27.0
Provision (benefit) for income taxes	67.8	67.4	33.0	(5.4)	7.5

Net income (loss)	$114.2	$112.1	$47.2	$(15.4)	$19.5

	December 31,
(In millions)	2010(a)	2009(b)	2008(c)	2007(d)	2006

Balance Sheet Data:
Total assets	$3,336.1	$3,252.0	$3,391.8	$3,447.6	$1,118.3
Long-term debt, including current portion and short-term borrowings(e)	2,219.7	2,238.8	2,390.6	2,409.9	603.8
Stockholder’s equity	338.8	246.0	166.3	190.5	219.3

(a)	Includes the financial position and results of operations of Spectrum K12 from the date of its acquisition on July 21, 2010 and the financial position and results of operations of Parsam from the date of its acquisition on December 6, 2010. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(b)	Includes the financial position and results of operations of Protocol IMS from the date of its acquisition on December 4, 2009 and the financial position of SubscriberMail from the date of its acquisition on December 31, 2009. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(c)	Includes the financial position and results of operations of Data Management I LLC from the date of its acquisition on February 22, 2008 and the financial position of Transaction Holdings from the date of its acquisition on December 31, 2008. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(d)	Includes the financial position and results of operations of John H. Harland Company from the date of its acquisition on May 1, 2007.

(e)	Includes capital leases of $4.6 million, $5.7 million, $2.6 million, $3.4 million and $4.6 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and the Harland Clarke Holdings consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview of Business

Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. (“M & F Worldwide”), purchased 100% of the capital stock of Novar USA Inc. (“Novar”) (the “Clarke American Acquisition”). Novar was renamed Clarke American Corp., which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”) and changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings. The Company’s businesses are organized along three business segments together with a corporate group for certain support services.

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

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems.

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

Recent Development

On December 15, 2010, Scantron Corporation (“Scantron”), a wholly owned subsidiary of the Company, entered into a securities purchase agreement with KUE Digital International LLC pursuant to which Scantron would purchase all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as “GlobalScholar”) for $140.0 million in cash, subject to post-closing adjustments, and a contingent payment of up to $20.0 million in cash, which would be dependent upon the achievement of certain revenue targets during calendar year 2011. GlobalScholar’s instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar’s instructional management platform complements Scantron’s testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron’s web-based education solutions. Scantron completed the acquisition of GlobalScholar on January 3, 2011 for $135.4 million in cash, net of cash acquired, and subject to post-closing adjustments. The Company financed the acquisition and related fees and expenses with cash on hand. Due to the timing of the acquisition, preliminary accounting for the business combination is not complete. Financial results for GlobalScholar will be included in the Company’s results of operations beginning in the first quarter of 2011.

The Parsam Acquisition

On December 6, 2010, Harland Financial Solutions, Inc. (“HFS”), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as “Parsam”). Parsam’s solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS is integrating Parsam’s solutions into its existing solution offerings. The acquisition-date purchase price was $32.6 million in cash, net of cash acquired, and subject to post-closing adjustments. In addition, the Company recorded the fair value of contingent consideration of $2.7 million, which resulted in total consideration of $35.3 million. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum contingent consideration of $25.0 million if the revenue targets are met (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company financed the acquisition and related fees and expenses with cash on hand.

The Spectrum K12 Acquisition

On July 21, 2010, Scantron acquired Spectrum K12 School Solutions, Inc. (“Spectrum K12”). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total consideration of $32.7 million. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 with a maximum aggregate contingent consideration of $20.0 million if the revenue targets are met (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company financed the acquisition and related fees and expenses with cash on hand.

The SubscriberMail and Protocol IMS Acquisitions

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services (“Protocol IMS”), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The acquisition-date aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum aggregate contingent consideration of $2.0 million if the revenue targets are met (see Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Protocol IMS and SubscriberMail acquisitions are collectively referred to as the “2009 Acquisitions.”

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

The Data Management Acquisition

In February 2008, Scantron purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) from NCS Pearson, for $218.7 million in cash after giving effect to working capital adjustments of $1.6 million (the “Data Management Acquisition”). Data Management designed, manufactured and serviced scannable data collection products, including printed forms, scanning equipment and related software, and provided survey consulting and tracking services, including medical device tracking, as well as field maintenance services to corporate and governmental clients. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

Economic and Other Factors Affecting the Businesses of the Company

Harland Clarke

While total non-cash payments — including checks, credit cards, debit cards and other electronic forms of payment — are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers’ personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke’s margins.

Harland Clarke’s primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelley & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.

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

Scantron

While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron’s on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron’s forms and purchase of additional hardware to process these forms. Scantron’s education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse effect on Scantron’s operating results. Data collection is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. While Scantron’s non-paper data collection business could benefit from this trend, Scantron’s paper-based data collection business could be negatively affected by this trend. Changes in the overall economy can affect the demand for data collection to the extent that Scantron’s customers adjust their research or testing expenditures.

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

For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company’s software license agreements include multiple products and services or “elements.” None of these elements are deemed to be essential to the functionality of the other elements. The accounting guidance generally requires revenue earned on software arrangements involving multiple elements to be allocated proportionally to each element based on VSOE of fair value. Fair value is determined for license fees based upon the price charged when sold separately. In the event that the Company determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted. In the event the Company determines that VSOE is not achieved for any of the elements of a software arrangement, the entire arrangement is bundled as a single unit and revenue is recognized ratably over the initial term of the arrangement commencing upon the delivery of the software.

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

Income Taxes – The Company estimates its actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each of the jurisdictions in which it operates. On a regular basis the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for unrecognized tax benefits for items that it believes could be challenged by these taxing authorities.

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

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, it measures the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with current market expectations. Significant assumptions requiring judgment are required to determine future cash flows, including but not limited to the estimated remaining useful life of the asset, future revenue streams and future expenditures to maintain the existing service potential of the asset. The Company re-evaluates the useful life of these assets at least annually to determine if events and circumstances continue to support their recorded useful lives. Assets held for sale are carried at the lower of carrying amount or fair value, less estimated costs to sell such assets.

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

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. In 2009, the Company reduced the number of reporting units from five to four as a result of an organizational realignment and the integration of two former reporting units into a single reporting unit. In 2010, the Company further reduced the number of reporting units from four to three as a result of the integration of two former reporting units into a single reporting unit. The Company’s reporting units are now the same as its reportable segments.

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

The Company measures impairment of its indefinite-lived tradename based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company obtains by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames are licensed in the marketplace. The Company also re-evaluates the useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and the indefinite-lived intangible asset involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and the indefinite-lived intangible asset in future periods.

Intangible assets that are deemed to have a finite life are amortized over their estimated useful life generally using accelerated methods that are based on expected cash flows. They are also evaluated for impairment as discussed above in “Long-Lived Assets.”

Contingent Consideration Arrangements – The Company has entered into contingent consideration arrangements in conjunction with recent acquisitions. These arrangements are in the form of earn-out agreements with payments based on the achievement of certain revenue targets over specified time periods after the date of the acquisition. The fair value of these contingent consideration arrangements is recorded as a liability on the date of the acquisition, except for arrangements that are considered to be employee compensation for services rendered. In those cases, the fair value is recorded as a liability and compensation expense ratably over the requisite service period. The fair value of these arrangements is subject to remeasurement as of each balance sheet date.

The fair value of each arrangement is estimated utilizing a discounted cash flow analysis. The analysis considers, among other things, estimates of future revenues which involve significant estimates by management. Changes in estimates of revenues could have a material effect on the fair value of liabilities for contingent consideration arrangements with any changes in fair value being recognized in net income.

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

Postretirement Benefits – The Company sponsors unfunded defined benefit postretirement plans that cover certain former salaried and non-salaried employees. One postretirement benefit plan provides healthcare benefits and the other provides life insurance benefits. The Company consults with outside actuaries who use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected healthcare cost trend rate to estimate these factors.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The operating results for the years ended December 31, 2010 and 2009, as reflected in the accompanying consolidated statements of income and described below, include the acquired Parsam, Spectrum K12, SubscriberMail and Protocol IMS businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2010	2009

Consolidated Net Revenues:
Harland Clarke segment	$1,191.2	$1,226.0
Harland Financial Solutions segment	282.7	278.9
Scantron segment	203.7	208.0
Eliminations	(6.4)	(0.6)

Total	$1,671.2	$1,712.3

Net revenues decreased by $41.1 million, or 2.4%, to $1,671.2 million in 2010 from $1,712.3 million in 2009.

Net revenues for the Harland Clarke segment decreased by $34.8 million, or 2.8%, to $1,191.2 million in 2010 from $1,226.0 million in 2009. The decrease was primarily due to volume declines in check and related products, the loss of a client and a decrease in revenues per unit, partially offset by a $27.0 million increase in revenues from the businesses acquired in the 2009 Acquisitions, the addition of new clients, and a one-time payment received as a result of the loss of a client. Revenues from new client additions more than offset lost revenues from client losses. Net revenues in the 2010 period included charges of $0.6 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.

Net revenues for the Harland Financial Solutions segment increased by $3.8 million, or 1.4%, to $282.7 million in 2010 from $278.9 million in 2009. Increases in term license, maintenance, outsourced host processing revenues and early termination fees as well as revenues from the Parsam acquisition were partially offset by decreases in other license revenues and hardware sales.

Net revenues for the Scantron segment decreased by $4.3 million, or 2.1%, to $203.7 million in 2010 from $208.0 million in 2009. The decrease was primarily due to declines in forms, hardware and service maintenance revenues, partially offset by increases in revenues from web-based products and services for the education market, sales of a solution that assists financial institutions with the implementation of changes to federal regulations during 2010 regarding overdraft services provided to financial institution customers and revenues from the Spectrum K12 acquisition. Net revenues in the 2010 period included charges of $2.1 million for non-cash fair value acquisition accounting adjustments to deferred revenue primarily related to the Spectrum K12 acquisition.

Elimination of net revenues increased to $6.4 million in the 2010 period from $0.6 million in the 2009 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment. These intersegment sales are related to solutions that assist financial institutions with the implementation of changes to federal regulations during 2010.

Cost of Revenues:

	Year Ended December 31,
	2010	2009

Consolidated Cost of Revenues:
Harland Clarke segment	$730.9	$764.3
Harland Financial Solutions segment	121.7	119.6
Scantron segment	112.4	114.4
Eliminations	(6.4)	(0.6)

Total	$958.6	$997.7

Cost of revenues decreased by $39.1 million, or 3.9%, to $958.6 million in 2010 from $997.7 million in 2009.

Cost of revenues for the Harland Clarke segment decreased by $33.4 million, or 4.4%, to $730.9 million in 2010 from $764.3 million in 2009. The decrease in cost of revenues was primarily due to labor cost reductions and decreases in depreciation and occupancy expenses, primarily resulting from restructuring activities. Additionally, lower volumes resulted in lower delivery, materials, and other variable overhead expenses. Decreases in cost of revenues were partially offset by increases resulting from the businesses acquired in the 2009 Acquisitions and by a $4.6 million increase in amortization expense resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.4% in 2010 as compared to 62.3% in 2009.

Cost of revenues for the Harland Financial Solutions segment increased by $2.1 million, or 1.8%, to $121.7 million in 2010 from $119.6 million in 2009. The increase in cost of revenues was primarily due to a $1.7 million increase in amortization expense resulting from the reclassification of the Harland Clarke tradename from an indefinite-lived to a definite-lived intangible asset in the fourth quarter of 2009. Additional increases due to labor and related expenses and costs associated with the business acquired in the Parsam acquisition were offset by lower hardware and third-party license costs. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 43.0% in 2010 as compared to 42.9% in 2009.

Cost of revenues for the Scantron segment decreased by $2.0 million, or 1.7%, to $112.4 million in 2010 from $114.4 million in 2009. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by costs associated with the business acquired in the Spectrum K12 acquisition and an increase in delivery costs related to the Company’s solution that assists financial institutions with the implementation of changes to federal regulations during 2010. Cost of revenues as a percentage of revenues for the Scantron segment was 55.2% in 2010 as compared to 55.0% in 2009.

Elimination of cost of revenues increased to $6.4 million in the 2010 period from $0.6 million in the 2009 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to solutions that assist financial institutions with the implementation of changes to federal regulations during 2010.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2010	2009

Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$206.3	$206.6
Harland Financial Solutions segment	109.6	112.1
Scantron segment	58.8	55.9
Corporate	15.2	12.8

Total	$389.9	$387.4

Selling, general and administrative expenses increased by $2.5 million, or 0.6%, to $389.9 million in 2010 from $387.4 million in 2009.

Selling, general and administrative expenses for the Harland Clarke segment decreased by $0.3 million, or 0.1%, to $206.3 million in 2010 from $206.6 million in 2009. The decrease was primarily due to labor cost reductions resulting from restructuring activities and reductions in advertising and selling expenses, substantially offset by costs of the businesses acquired in the 2009 Acquisitions, investments in growth initiatives and an increase in travel expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 17.3% in 2010 as compared to 16.9% in 2009.

Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $2.5 million, or 2.2%, to $109.6 million in 2010 from $112.1 million in 2009. The decrease was primarily due to labor cost reductions resulting from restructuring activities, a reduction in compensation expense related to an incentive agreement, and decreases in general overhead expenses and depreciation, partially offset by an increase in selling expenses, an increase in occupancy costs and costs associated with the business acquired in the Parsam acquisition. Selling, general and administrative expenses in the 2010 and 2009 periods included charges of $1.1 million and $3.5 million, respectively, for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 38.8% in 2010 as compared to 40.2% in 2009.

Selling, general and administrative expenses for the Scantron segment increased $2.9 million, or 5.2%, to $58.8 million in 2010 from $55.9 million in 2009. The increase was primarily due to costs associated with the business acquired in the Spectrum K12 acquisition and increases in management, sales and product development personnel in connection with investments in growth initiatives, partially offset by cost reductions resulting from restructuring activities and a decrease in integration expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 28.9% in 2010 as compared to 26.9% in 2009.

Corporate selling, general and administrative expenses increased $2.4 million, or 18.8%, to $15.2 million in 2010 from $12.8 million in 2009, primarily due to $2.2 million in transaction expenses related to merger and acquisition activities and increases in general overhead costs.

Asset Impairment Charges

During the 2010 period, the Company recorded non-cash impairment charges of $3.7 million for the Harland Clarke segment primarily related to the abandonment of a development project, an adjustment to the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell and restructuring related impairments of property, plant and equipment. During 2009, the Company recorded non-cash asset impairment charges of $33.6 million for the Harland Clarke segment, $10.6 million for the Harland Financial Solutions segment and $0.2 million for the Scantron segment, of which $44.2 million related to an impairment of the Harland Clarke tradename. This impairment resulted from the 2009 annual impairment test for indefinite-lived tradenames and the Company’s decision to reclassify the Harland Clarke tradename to a definite life.

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

During 2010, the Company recorded restructuring costs of $12.3 million for the Harland Clarke segment and Corporate, $2.8 million for the Harland Financial Solutions segment and $7.2 million for the Scantron segment related to these plans. During 2009, the Company recorded restructuring costs of $25.7 million for the Harland Clarke segment and Corporate, $3.8 million for the Harland Financial Solutions segment and $3.0 million for the Scantron segment related to these plans (see Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Interest Income

Interest income was $0.7 million in 2010 as compared to $1.0 million in 2009. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party (see Note 17 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Interest Expense

Interest expense was $115.5 million in 2010 as compared to $136.9 million in 2009. The decrease in interest expense was primarily due to lower effective interest rates as well as a decrease in total debt outstanding.

Gain on Early Extinguishment of Debt

During 2009, the Company extinguished debt with a total principal amount of $136.9 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million, resulting in a gain of $65.0 million after the write-off of $4.3 million of unamortized deferred financing fees related to the extinguished debt. The Company did not purchase any 2015 Senior Notes during the 2010 period (see Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Other Income (Expense), Net

Other income (expense), net was income of $0.1 million in 2010 and 2009 primarily due to non-recurring miscellaneous income.

Provision for Income Taxes

The Company’s effective tax rate was 37.3% in 2010 and 37.5% in 2009. The decrease was primarily due to an increased benefit from the domestic production activities deduction, partially offset by a charge in 2010 for the change in federal tax law relating to the deductibility of retiree prescription drug subsidies and the release of a reserve for uncertain tax positions in 2010 that was less than a similar release in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The operating results for the years ended December 31, 2009 and 2008, as reflected in the accompanying consolidated statements of income and described below, include the acquired Protocol IMS, Transaction Holdings and Data Management businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Year Ended December 31,
	2009	2008

Consolidated Net Revenues:
Harland Clarke segment	$1,226.0	$1,290.4
Harland Financial Solutions segment	278.9	293.7
Scantron segment	208.0	211.3
Eliminations	(0.6)	(0.8)

Total	$1,712.3	$1,794.6

Net revenues decreased by $82.3 million, or 4.6%, to $1,712.3 million in 2009 from $1,794.6 million in 2008.

Net revenues for the Harland Clarke segment decreased by $64.4 million, or 5.0%, to $1,226.0 million in 2009 from $1,290.4 million in 2008. The decrease was primarily due to volume declines from check and related products, which the Company believes was partially affected by the economic downturn. Declines in volumes were partially offset by increased revenues per unit.

Net revenues for the Harland Financial Solutions segment decreased by $14.8 million, or 5.0%, to $278.9 million in 2009 from $293.7 million in 2008. The decrease was primarily due to declines in license, hardware and professional services revenues as well as in mortgage products, partially offset by increases in lending products. The Company believes the declines were partially affected by the economic downturn, which has negatively affected financial institution purchases.

Net revenues for the Scantron segment decreased by $3.3 million, or 1.6%, to $208.0 million in 2009 from $211.3 million in 2008. The Data Management Acquisition accounted for an increase of $14.6 million. The remaining $17.9 million decrease was a result of volume declines in hardware and forms products, partially offset by organic growth in software products. The Company believes transactions related to hardware and forms product lines were partially affected by the economic downturn.

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

Related Party Transactions

Notes Receivable

In 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0 million, subject to borrowing limitations set forth therein, that mature in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0 million, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the facility and note, the Company also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 million of principal in 2010.

During 2010, the Company received $3.0 million in payments and released no draws on the revolver, bringing the principal balance of the note and the senior secured credit facility to $4.0 million and $0.0 million, respectively, at December 31, 2010. During 2009, the Company received $15.0 million in payments and released $9.8 million in draws on the revolver, bringing the principal balance of the note and the senior secured credit facility to $7.0 million and $0.0 million, respectively, at December 31, 2009. The outstanding balance on the note is included in other assets in the consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. Interest income of $0.4 million, $0.8 million and $0.4 million was recorded in 2010, 2009 and 2008, respectively.

Other

The Company expensed $2.7 million annually during 2010, 2009 and 2008 for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and accrued expenses.

During 2010 and 2009, the Company paid cash dividends of $31.2 million and $41.3 million, respectively to M & F Worldwide as permitted by restricted payment baskets within the Company’s debt agreements.

As discussed in Note 8 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company made net payments to and had net receivables with M&F Worldwide related to a tax sharing agreement.

As discussed in Note 3 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company paid $2.0 million in February 2008 to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

The Company participates in MacAndrews & Forbes Holdings Inc.’s directors and officer’s insurance program, which covers the Company as well as MacAndrews & Forbes Holdings Inc. and its other affiliates. MacAndrews & Forbes Holdings Inc. directly and indirectly beneficially owned, as of December 31, 2010, approximately 43.4% of outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings Inc. for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2010 and 2009, the Company recorded prepaid expenses of $0.1 million and $0.4 million, respectively, relating to the directors and officers insurance program in the accompanying consolidated balance sheets. The Company paid $0.0 million, $0.1 million and $0.3 million to MacAndrews & Forbes Holdings Inc. in 2010, 2009 and 2008, respectively, under the insurance program.

Liquidity and Capital Resources

Cash Flow Analysis

The Company’s net cash provided by operating activities for the year ended December 31, 2010 was $273.0 million as compared to $205.3 million during the year ended December 31, 2009. The increase in net cash provided by operating activities of $67.7 million was due to changes in working capital and an increase in cash flow from operations. The changes in working capital were primarily due to the timing of payments related to other accrued expenses and prepaid expenses during 2010 compared to 2009.

The Company’s net cash used in investing activities was $73.9 million for year ended December 31, 2010 as compared to $76.8 million for the year ended December 31, 2009. In 2010, the Company expended $61.2 million for the acquisition of businesses, net of cash acquired from these acquisitions, compared to $11.4 million for the acquisition of businesses, net of cash acquired in the acquisitions in 2009. In 2010, the Company sold marketable securities for net proceeds of $24.7 million. The Company had invested $24.6 million in those marketable securities in 2009. The Company also had lower capital expenditures in 2010 compared to 2009.

The Company’s net cash used in financing activities was $51.5 million for the year ended December 31, 2010 as compared to $129.2 million for the year ended December 31, 2009. The decrease in net cash used in financing activities in 2010 was primarily due to cash used during 2009 to extinguish $136.9 million principal amount of 2015 Senior Notes for an aggregate purchase price of $67.6 million. The Company also had a lower dividend paid to parent in 2010 compared to 2009.

The Company’s Consolidated Contractual Obligations

The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2010, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
	(In millions)

Revolving credit facilities(1)(7)	$—	$—	$—	$—	$—
Senior secured term loans(2)(7)	1,737.0	18.0	36.0	1,683.0	—
Senior notes(3)(7)	478.1	—	—	478.1	—
Interest on long-term debt(4)(7)	361.3	101.8	183.7	75.8	—
Capital lease obligations and other indebtedness	5.2	1.7	2.5	1.0	—
Operating lease obligations	112.4	27.0	42.1	23.7	19.6
Raw material purchase obligations	16.2	16.2	—	—	—
Other long-term liabilities	10.0	0.7	1.9	1.6	5.8
Client incentive payments(5)	94.8	56.2	34.0	4.1	0.5
Other purchase obligations(6)	22.7	12.7	8.7	1.3	—
Postretirement benefits payments	6.4	0.6	1.3	1.3	3.2
Contingent consideration arrangements(8)	8.2	4.6	3.6	—	—

Total	$2,852.3	$239.5	$313.8	$2,269.9	$29.1

(1)	Consists of our $100.0 million revolving credit facility, which will mature on June 28, 2013. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	$1,800.0 million senior secured term loan will mature on June 30, 2014 and the Company is required to make payments of principal in the amount of $18.0 million per year in equal quarterly installments. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	The senior notes will mature in 2015 and include $271.3 million of fixed rate notes and $206.8 million of floating rate notes. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2010 and includes the effect of the Company’s interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the revolving credit facility remains at zero, as it was on December 31, 2010, and all mandatory payments are made.

(5)	Represents unpaid amounts under existing client contracts.

(6)	Purchase obligations include amounts due under contracts with third-party service providers. Such contracts are primarily for information technology services including license rights for mainframe software usage, voice and network data services and telecommunication services. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are generally cancelable with reasonable notice to the vendor. As such, these purchase orders are not included in the purchase obligations presented in the table above.

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

(8)	Represents the recorded liabilities for contingent consideration arrangements as of December 31, 2010. See Notes 3 and 13 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

At December 31, 2010, the Company had a net deferred tax liability of $369.6 million. Deferred tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. At December 31, 2010, the Company had unrecognized tax benefits of $12.0 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table.

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

The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of the Company’s excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. An excess cash flow payment of approximately $3.5 million will be paid in 2011 with respect to 2010 and will be applied against other mandatory payments due in 2011 under the terms of the facility. No such excess cash flow payment was paid in 2010 with respect to 2009 and no such excess cash flow payment was paid in 2009 with respect to 2008. The balance of the term loan facility is due in full in 2014.

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

The credit facilities have a commitment fee of 0.50% for the unused portion of the revolver and a weighted average commitment fee of 2.52% for issued letters of credit. Interest rate margins and commitment fees under the revolver are subject to reduction in increments based upon the Company achieving certain consolidated leverage ratios.

The credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The credit facilities also require the Company to maintain a certain maximum consolidated leverage ratio for the benefit of the lenders under the revolver only.

As of December 31, 2010, $1,737.0 million principal amount was outstanding under the term loan facility. As of December 31, 2010, no amounts were drawn under the Company’s $100.0 million revolving credit facility, and the Company had $91.8 million available for borrowing (giving effect to the issuance of $8.2 million of letters of credit).

During 2009 and 2010, the Company entered into interest derivative transactions in the form of three-year interest rate swaps with notional amounts totaling $855.0 million currently outstanding, which swap the underlying variable rate for fixed rates ranging from 1.264% to 2.353%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company’s risk on a portion of its variable rate term loan.

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

During 2009, the Company extinguished $136.9 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million. The Company did not purchase any 2015 Senior Notes during 2010.

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

In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•	Capital Expenditures. The Company’s capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2010, 2009 and 2008, the Company incurred $38.6 million, $42.2 million and $48.2 million of capital expenditures and $0.1 million, $0.3 million and $0.7 million of capitalized interest, respectively. Capital expenditures for the years ended December 31, 2009 and 2008 include $11.8 million and $21.7 million, respectively related to integration projects.

•	Contract Acquisition Payments. During the years ended December 31, 2010, 2009 and 2008, the Company made $39.6 million, $39.5 million and $43.8 million of contract acquisition payments to its clients, respectively.

•	Restructuring/Cost Reductions. Restructuring accruals and purchase accounting reserves have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company’s historical operations, as well as related to the acquisition of Harland, the Data Management Acquisition, the Transaction Holdings Acquisition and the acquisition of Protocol IMS. During the years ended December 31, 2010, 2009 and 2008, the Company made $14.4 million, $33.6 million and $19.2 million of payments for restructuring, respectively.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During 2009, the Company extinguished $136.9 million principal amount of debt by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million. The Company did not purchase any 2015 Senior Notes during 2010. The Company also used cash on hand to fund the aggregate $61.2 million, net of cash acquired, expended for both the Spectrum K12 and Parsam acquisitions in 2010 and the $135.4 million, net of cash acquired, expended for the GlobalScholar acquisition on January 3, 2011.

Cash Flow Risks

The Company’s ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of December 31, 2010, the Company had $91.8 million of availability under its revolving credit facility (after giving effect to the issuance of $8.2 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources is insufficient to pay the Company’s obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company’s existing and future indebtedness may limit its ability to pursue any of these alternatives.

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s businesses. In the stock purchase agreement executed in connection with the 2005 acquisition of Clarke American Corp. by M & F Worldwide, Honeywell International Inc. agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including Harland Clarke Holdings and its subsidiaries, with respect to all liabilities arising under such guarantees.

Other

A series of commercial borrowers in eight states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters, employment matters and other matters. The Company is also involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2010, as well as certain of the Company’s other public documents and statements and oral statements, contains forward-looking statements that reflect management’s current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company’s critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In addition to factors described in the Company’s SEC filings and others, the following factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•	further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic downturn and higher unemployment, which could result in more rapid declines in product sales of and/or pricing pressure on the Harland Clarke and Scantron segments, and reductions in information technology budgets which could result in adverse impacts on the Harland Financial Solutions segment;

•	weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company’s earnings, total assets and market prices of the Company’s outstanding securities;

•	our ability to generate sufficient cash in the future that affects our ability to make payments on our indebtedness;

•	our ability to incur substantially more debt that could exacerbate the risks associated with our substantial leverage;

•	covenant restrictions under our indebtedness that may limit our ability to operate our businesses and react to market changes;

•	increases in interest rates;

•	the maturity of the paper check industry, including a faster than anticipated decline in check usage due to increasing use of alternative payment methods, decreased consumer spending and other factors and our ability to grow non-check related product lines;

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully manage acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment and to grow Scantron’s web-based education business;

•	our ability to achieve VSOE for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	changes in contingent consideration estimates related to acquisition earn-out arrangements;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients’ budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.

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

At December 31, 2010, the Company had $1,737.0 million of term loans outstanding under its credit agreement, $8.2 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding as of December 31, 2010 would have resulted in an increase in its annual interest expense of approximately $8.8 million, including the effect of the interest rate derivative transactions discussed below.

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

As of December 31, 2010, the Company’s net foreign currency market exposures were $18.0 million. This is the value of the equity of the investments in the foreign subsidiaries in Canada, India, Ireland and Israel. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations.

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $1.8 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $1.8 million decrease in the related assets or liabilities.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

There were no material changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Organizational Structure

Harland Clarke Holdings is organized along the following three business segments: Harland Clarke, Harland Financial Solutions and Scantron.

The following table sets forth information regarding our directors and executive officers as of March 3, 2011:

Name	Age	Position

Charles T. Dawson	61	President and Chief Executive Officer, Harland Clarke Holdings Corp.; Chief Executive Officer, Harland Clarke; Director
Peter A. Fera, Jr.	42	Executive Vice President and Chief Financial Officer, Harland Clarke Holdings Corp. and Harland Clarke
James D. Singleton	51	President and Chief Operating Officer, Harland Clarke
Raju M. Shivdasani	60	President, Harland Financial Solutions
William D. Hansen	51	Chairman, Scantron
Paul G. Savas	48	Director
Barry F. Schwartz	61	Director

Charles T. Dawson was appointed President and Chief Executive Officer of Harland Clarke Holdings on September 27, 2007. Mr. Dawson was elected as a Director of Harland Clarke Holdings and appointed Chief Executive Officer of Harland Clarke on May 1, 2007. Mr. Dawson has over 30 years of experience in the security printing industry. Mr. Dawson also served as President of Harland Clarke from May, 2007 to August 2009 and before that as President of Clarke American Corp. (“Clarke American”) from April 2005 to May 2007. Previous roles at Clarke American included Executive Vice President/General Manager of Partnership Development from February 2003 to April 2005 and Senior Vice President/General Manager of the National Account/Securities/Business Development divisions from July 2000 to February 2003. Mr. Dawson was the Chief Executive Officer for Rocky Mountain Bank Note Company before joining Clarke American in 1992. Mr. Dawson is also a director of M & F Worldwide, which is required to file reports under the Securities Exchange Act of 1934.

Peter A. Fera, Jr. was appointed Executive Vice President and Chief Financial Officer of Harland Clarke Holdings on September 27, 2007. Mr. Fera was appointed Executive Vice President and Chief Financial Officer of Harland Clarke on May 1, 2007 and also served as Senior Vice President and Chief Financial Officer of Clarke American from April 2005 to April 2007. Previously, Mr. Fera was employed by Honeywell International, Inc. (“Honeywell”) for seven years and held a variety of leadership positions in finance and marketing. Most recently he served as Chief Financial Officer for the Aircraft Landing Systems business of Honeywell from October 2003 to April 2005. At Honeywell, he also served as Director of Finance — Business Analysis and Planning from February 2002 to October 2003 and Global Marketing Manager from October 2000 to February 2002. Earlier in his career he held operational and engineering roles at General Electric Co.

James D. Singleton was appointed President of Harland Clarke on August 14, 2009 and Chief Operating Officer of Harland Clarke on October 5, 2008. Mr. Singleton previously served as Executive Vice President of Harland Clarke from May 2007 until October 2008 with responsibility for Sales, Marketing, and Customer Service and Sales Contact Centers. Mr. Singleton previously held other roles at Clarke American including Senior Vice President Partnership Development from January 2006 to May 2007, as well as a variety of positions in Sales and Marketing. Previous roles at Indalex Aluminum Solutions Inc. from November 2000 to January 2006 included Vice President and General Manager, Specialty Products, Business Unit President South, and Senior Vice President Sales Marketing and International.

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

William D. Hansen was appointed President of Scantron on July 13, 2009 and served in that role until January 2011, when he became Chairman of Scantron. Prior to joining Scantron, Mr. Hansen served as President and Chief Executive Officer of Chartwell Education Group, LLC, an education-related consulting firm. Prior to joining Chartwell in 2005, he served as the Senior Vice President and Managing Director of Affiliated Computer Services’ Educational Service business. From May 2001 to July 2003, Mr. Hansen served as the Deputy Secretary of the United States Department of Education, functioning as its Chief Operating Officer. Mr. Hansen also served as President of the Education Finance Council, Inc. from 1993 to 2001.

Paul G. Savas has been one of our directors since May 1, 2007 and served as Harland Clarke Holdings’ Executive Vice President and Chief Financial Officer from May 1, 2007 to September 27, 2007. Mr. Savas has been Executive Vice President and Chief Financial Officer of M & F Worldwide since May 2006 and previously served as the Senior Vice President of Finance of M & F Worldwide since 2002. He has been Executive Vice President and Chief Financial Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since May 2007, and previously served as Executive Vice President — Finance from April 2006 until May 2007 and was Senior Vice President — Finance of MacAndrews & Forbes Holdings Inc. and various affiliates from 2002 until April 2006. Mr. Savas joined MacAndrews & Forbes Holdings Inc. in 1994 as Director of Corporate Finance and was appointed Vice President — Finance in 1998. Mr. Savas is also a director of SIGA Technologies Inc., which is required to file reports under the Securities Exchange Act of 1934.

Barry F. Schwartz has been one of our directors since the Clarke American acquisition by M & F Worldwide in 2005, has acted as Chairman of our Board since September 2007, and served as Harland Clarke Holdings’ President and Chief Executive Officer from May 1, 2007 to September 27, 2007. Mr. Schwartz has been President and Chief Executive Officer of M & F Worldwide since September 2007 and prior to that time he served as Executive Vice President and General Counsel of M & F Worldwide since 1996. Mr. Schwartz has been Executive Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since October 2007 and previously served as Executive Vice President and General Counsel of MacAndrews & Forbes Holdings Inc. and various affiliates since 1993 and was Senior Vice President of MacAndrews & Forbes Holdings Inc. and various affiliates from 1989 to 1993. Mr. Schwartz is also a Director of the following organizations which are required to file reports under the Securities Exchange Act of 1934: Scientific Games Corporation, Revlon Consumer Products Corporation, Revlon Inc. and M & F Worldwide.

Code of Ethics

Harland Clarke Holdings does not have a separate code of ethics because we are a wholly-owned subsidiary of M & F Worldwide. All of our employees, including our principal executive officer, principal financial officer and principal accounting officer, are subject to the M & F Worldwide Code of Business Conduct. The Code is available on M & F Worldwide’s website at www.mandfworldwide.com.

Board of Directors

Harland Clarke Holdings is an indirect wholly-owned subsidiary of M & F Worldwide. Our board of directors is currently composed of three individuals, Charles T. Dawson, Paul G. Savas and Barry F. Schwartz. We believe this structure effectively combines the involvement of our parent, M & F Worldwide, and our CEO in the oversight of the Company’s operations.

The Board is responsible for risk oversight. The Board’s role in the Company’s risk oversight process includes receiving periodic reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The Company does not have a separate risk committee or chief risk officer as risk functions are performed throughout the organization and reviewed by the Board and senior management of the Company and M & F Worldwide, providing what we believe to be an appropriate level of accountability, as well as separation of duties.

As a wholly-owned subsidiary of M & F Worldwide, we are not required to have a nominating committee and we do not have a formal policy on diversity in identifying board nominees. The exact number of members of our Board is to be determined from time to time by resolution of a majority of our full Board of Directors.

Board Committees

We do not have standing audit, nominating or compensation committees because we are a wholly-owned subsidiary of M & F Worldwide. M & F Worldwide’s Audit Committee serves as our audit committee. The Audit Committee operates under a written charter which is available on M & F Worldwide’s website at http://www.mandfworldwide.com/Corporate_Charter/audit_committee_charter.htm. The Board of Directors of M & F Worldwide has determined that each of the members of the Audit Committee is “independent” within the meaning of the NYSE listing standards applicable to audit committee members.

Compensation Committee Interlocks and Insider Participation

There are no interlocking relationships between any member of M & F Worldwide’s Compensation Committee and any of our executive officers that would require disclosure under the rules of the United States Securities and Exchange Commission. No member of M & F Worldwide’s Compensation Committee is a current or former officer or employee of the Company.

Compensation Risk Assessment

The Company conducted a risk assessment of the various compensation policies and practices at the Harland Clarke Holdings level and across its three business segments. The Company evaluated whether any of its compensation programs, policies, and practices are reasonably likely to have a material adverse effect on the Company.

The following summarizes the Company’s evaluation of our compensation programs, policies, and practices with respect to the assessment of risk:

•	The programs provide an appropriate mix of fixed and variable compensation.

•	Variable pay is an appropriate mix of both short-term and long-term compensation.

•	Program features which limit the payout of variable compensation provide an additional balance between risk and reward. For example, all 2010 variable compensation plans are capped and certain plans commencing in 2011 will have a “clawback” provision.

•	Base pay is limited by the terms of the relevant employment agreements for executives or compensation policy for employees who do not have an employment agreement.

•	Long-term incentives are subject to multi-year vesting which ties value to long-term performance.

•	All executive variable compensation programs are based on the achievement of pre-established targets set by management and reviewed with the CEO and management, as well as the Compensation Committee of M & F Worldwide. Adjustments to performance measures are made to align achievement of targets with significant changes to the business, including adjustments for acquisitions and dispositions, and are subject to Compensation Committee or Board approval to assure actual payout levels reflect performance.

•	Harland Clarke Holdings currently does not provide single-trigger “change of control” compensation to its executives or employees.

•	Severance pay is defined by Company policy or applicable employment agreement with severance packages offering a maximum of two years of salary continuation for only certain of our NEOs and significantly lesser amounts for other employees.

•	Severance amounts for all employees, including those severance amounts made available to NEOs and other executives under an employment agreement, are in line with market standards.

•	Compensation policies in general are reviewed periodically to compare against market standards.

Based on this evaluation and the currently known facts and circumstances, the Company concluded that its compensation programs, policies, and practices are not reasonably likely to have a material adverse effect on the Company.

Item 11.	Executive Compensation

Compensation Discussion & Analysis

Named Executive Officers

This Compensation Discussion & Analysis (“CD&A”) describes the compensation programs applicable for our named executive officers and the basis for decisions regarding their compensation for 2010. Our named executive officers (“NEOs”) for 2010 are:

•	Mr. Charles T. Dawson, President and CEO of the Company;

•	Mr. Peter A. Fera, Jr., CFO of the Company;

•	Mr. James D. Singleton, President and COO of Harland Clarke;

•	Mr. Raju M. Shivdasani, President of Harland Financial Solutions; and

•	Mr. William D. Hansen, President of Scantron during 2010, and currently serving as Chairman of Scantron.

Compensation Decision Makers

Our Compensation Committee

The Compensation Committee of the Board of Directors of M & F Worldwide serves as our Compensation Committee. The Compensation Committee operates under a written charter which is available on M & F Worldwide’s website at http://www.mandfworldwide.com/Corporate_Charter/compensation_committee_charter.htm.

The Compensation Committee and management of M & F Worldwide supervised the design and drafting of the long-term incentive compensation plans for each NEO. Mr. Dawson reviews his recommendations on base pay, long-term incentive plans and performance targets with the management of M & F Worldwide, and the Compensation Committee, where applicable. The Compensation Committee of M & F Worldwide reviews and approves major changes to NEO compensation and the design, structure and amounts of compensation and incentive plans.

Role of Executive Officers in the Compensation Process

Mr. Dawson recommends business performance targets and objectives to management of M & F Worldwide and to the Compensation Committee, where applicable, in his role as CEO. He further evaluates the performances of and recommends compensation for the executive officers reporting to him, which includes all NEOs other than himself for 2010. Targets are set consistent with annual budgets presented to the Compensation Committee and the Board of Directors of M & F Worldwide.

Compensation Consultants

In 2010, the Compensation Committee engaged Compensation Advisory Partners, LLC to advise on the structure of the 2011-2013 LTIP as well as other changes to senior executives’ compensation.

Market Data

The Company subscribes to various compensation surveys to provide general market data for executive positions. Further, in determining the structure of the 2011-2013 LTIP as well as other changes to senior executives’ total compensation in 2011, the Compensation Committee reviewed data for peer groups and companies with revenues within a comparable range of the Company’s revenue, provided by the Committee’s compensation consultant, Compensation Advisory Partners, LLC.

Compensation Philosophy

The objectives of the Company’s compensation programs are to enable the Company to attract, retain, and motivate key talent and to reward achievement of short-term and long-term strategic business objectives and financial goals.

The material principles underlying the Company’s executive compensation policies and decisions include recognizing that quality talent is attracted and retained with quality pay packages and that our executives recognize through their pay structure that their personal success with the Company is subject to and conditioned on the success of the Company’s business segments. We set pay in a way we think best drives our executives to promote the growth of our three principal business segments, Harland Clarke, Harland Financial Solutions and Scantron.

We use cash compensation, not equity compensation. The Compensation Committee has determined that our cash-based compensation programs are an appropriate means by which to link compensation with performance measures. Equity compensation can be volatile based on market effects not necessarily tied to Company and individual performance. Equity compensation could also dilute shareholder interests. In addition, the Compensation Committee prefers cash-based compensation programs because of its greater simplicity in design and its ability to be understood by our executives and other employees as well as shareholders.

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

Overview of Compensation Components

Our executive compensation program includes the following elements:

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element

Base Salary	• Recognized leadership skills	• Provides base level of monthly income not subject to performance risk
	• Experience and expertise in the position	• Makes overall pay package more competitive
• Demonstrated prior achievement of Company and personal goals
Annual Executive Bonus Plan	• Executive’s contributions towards our achievement of annual performance targets	• Focuses executive on achievement of annual goals most important to the Company and investors
	• Recognizes executive’s direct responsibility for our annual performance targets	• Exposes executive to risk of not receiving pay or receiving diminished pay if Company underperforms
• Gives executive direct motivation to help Company achieve annual performance targets with significant upside for achieving exceptional results
Long-Term Incentive Compensation Plans	• Achievement of sustained growth	• Keeps executive focused on long- term growth of the Company
	• Achievement of cumulative performance targets over a three-year period	• Keeps executive personally invested in the implementation of the Company’s long-term growth plan
Executive Employment Contract	• Continued service with the Company	• Keeps executive focused on job and performance
401(k) and Nonqualified Deferred Compensation Plan	• Long-term service with the Company	• Provides retention incentive • Makes overall pay package more competitive • Helps executive prepare for retirement
Additional Benefits and Perquisites	• Continued service with the Company	• Makes overall pay package more competitive
• Payments in-kind may foster added Company loyalty in a way added cash pay does not
Termination Benefits	• Continued service in circumstances under which executive’s job is at risk	• Keeps executive focused on job and performance in best interest of Company even if executive works himself or herself out of a job

Elements of Compensation

Base Salary

Mr. Dawson determines an NEO’s recommended base pay by evaluating the NEO’s individual leadership competencies, achievement of personal goals in support of the Company objectives and position-critical skills. Management of M & F Worldwide conducts this evaluation together with Mr. Dawson, and, where appropriate, discusses it with the NEO. Management of M & F Worldwide recommends a pay level to the Compensation Committee in the case of major changes to compensation or changes in the design or structure of a compensation plan. The Compensation Committee then decides the base pay level, where applicable. Mr. Dawson’s base salary is determined by his employment agreement.

We feel that a substantial portion of an executive’s core pay (base and bonus) should be subject to risk to the extent that the executive is partially responsible for below-target financial performance. The analysis of how much direct responsibility our executives have for our performance targets determines how much of the executive’s core pay should be at risk.

Annual Executive Bonus Plan

The amount of bonus paid to our NEOs is tied directly to the Company’s performance and the NEO’s individual performance. The Company wants our annual bonus program to properly reward our NEOs for their individual performances and contributions to the Company. Each NEO’s bonus targets were set based on the performance of the principal business segment for which the NEO is responsible. These Adjusted EBITDA for Compensation Purposes targets vary for each of our business segments, reflecting the appropriate adjustments we make to financial performance. We discuss these Adjusted EBITDA for Compensation Purposes targets in more detail in “Adjusted EBITDA for Compensation Purposes Targets” below.

We base the bonus plan on achievement of the annual Adjusted EBITDA for Compensation Purposes target for each business segment. As illustrated in the chart below, the amount of bonus opportunity is tied to a percentage of salary increasing incrementally as performance against goal increases incrementally, up to a maximum amount. If at least 90% of target is not achieved, then no bonus will be paid. The differences in percentages listed in the “Bonus as a Percentage of Base Salary” column are due to differences in each NEO’s responsibility and the size of the NEO’s relevant business segment. The bonuses generally were designed to be compliant with the performance-based exception of Section 162(m) of the Internal Revenue Code (the “Code”), if applicable. Each NEO earned a bonus from the Company during 2008, 2009, and 2010. Bonuses are generally paid by March 15th of the year following the year for which the bonuses are earned.

The chart below sets forth the base salary, bonus potential and actual bonus paid for 2009 and anticipated to be paid for 2010 for each of our NEOs.

					Actual 2010
	Base Salary		Bonus as a %	Actual 2009	Bonus Paid
NEO	for 2010	Target %	of Base Salary	Bonus Paid	in 2011

Charles T. Dawson	$1,000,000	90-145.1+	90-175	$1,250,000	$1,250,000
Peter A. Fera, Jr.	$450,000	90-145.1+	90-150	$450,000	$450,000
James D. Singleton	$500,000	90-145.1+	90-150	$500,000	$500,000
Raju M. Shivdasani	$425,000	90-145.1+	65-112.5	$225,000	$318,750
William D. Hansen	$425,000	90-145.1+	65-112.5	$150,205	$318,750

Long-Term Incentive Compensation

We believe in linking compensation to Company and individual performance. We tie long-term incentive compensation to our overall financial goals and, where appropriate, to the goals of individual business units. A NEO’s compensation varies with our financial and operating performance so that they are rewarded when performance meets or exceeds objectives and receive lower compensation when performance objectives are not met. We apply objective measures of performance in setting pay levels. The Company has a strong history of achieving performance at and above target levels, and the Compensation Committee has determined that linking NEOs’ compensation to certain individual and collective performance objectives can help our Company to achieve its targets.

The Company maintained a three-year cash-based plan tied to multiyear Company and business segment performance for the performance period from 2008 to 2010, and the Compensation Committee approved a new long-term incentive plan covering the period from 2011 to 2013, which will be submitted for shareholder approval in connection with the next Annual Meeting of Stockholders of M & F Worldwide. Each of these long-term incentive plans are described below, followed by additional detail on the determinations of performance measures and targets established pursuant to these plans.

The 2008-2010 M & F Worldwide Long-Term Incentive Compensation Plan (“2008-2010 LTIP”)

The 2008-2010 LTIP is a three-year cash-based plan tied to multiyear Company and business segment performance. It became effective on January 1, 2008 and covers fiscal years 2008 through 2010. All payouts to the executives will be made subsequent to the end of the three-year performance cycle, which occurred on December 31, 2010, but no later than March 15, 2011. All of the NEOs participated in the 2008-2010 LTIP in 2010, 2009 and 2008, with the exception of Mr. Hansen who did not participate in the plan during fiscal year 2008. The actual payout amount to our current NEOs for the 2008-2010 LTIP at the end of the three-year cycle will be approximately $8.5 million.

With respect to plan design for the 2008-2010 LTIP, we determined that the best approach was to (a) establish Adjusted EBITDA for Compensation Purposes targets within 90 days of the beginning of each year the plan is in effect which demonstrate benefit to shareholders of M & F Worldwide, and (b) compensate executives only if those Adjusted EBITDA for Compensation Purposes targets are achieved on a cumulative basis over a three-year period, thus providing a clear indication of sustained performance. If the executive is terminated without cause during the course of the plan term, he would receive a pro rata payment in respect of the time elapsed, only if Adjusted EBITDA for Compensation Purposes targets are achieved, and the payments, if any, would be paid out at the end of the three-year cycle, not at the time of termination.

Under the 2008-2010 LTIP, no payouts would have been made if actual three-year performance was below 90% of the cumulative Adjusted EBITDA for Compensation Purposes targets. If performance was between 90% and 100% of cumulative Adjusted EBITDA for Compensation Purposes target, the 2008-2010 LTIP would pay out a ratable amount between 50% and 100%. The 2008-2010 LTIP participants would also share in 2.3% and 2.7%, respectively, of the cumulative three-year excess over target, up to a maximum of 120% of cumulative performance over target for business segment performance and consolidated performance. Adjusted EBITDA for Compensation Purposes targets under the 2008-2010 LTIP are bifurcated, granting awards with respect to each executive based 50% on performance of the executive’s individual business segment and 50% on consolidated performance. For 2009 only, Mr. Hansen’s Adjusted EBITDA for Compensation Purposes target is based solely on consolidated performance. The Compensation Committee determined that the bifurcated structure was appropriate because there are three separate and distinct business segments, each with their own challenges, risks and opportunities, but there remains the opportunity for the business segments to assist each other in their individual growth.

The 2011-2013 M & F Worldwide Long-Term Incentive Compensation Plan

The Compensation Committee has approved a new long-term incentive plan covering the period 2011-2013 (“2011-2013 LTIP”) and the 2011-2013 LTIP will be submitted for shareholder approval in connection with the next Annual Meeting of Stockholders of M & F Worldwide. The 2011-2013 LTIP is a three-year cash-based plan tied to Company and business segment performance. The 2011-2013 LTIP became effective January 1, 2011 and covers fiscal years 2011 through 2013.

Subject to the approval of the 2011-2013 LTIP by shareholders of M & F Worldwide, the Company has granted awards to certain executives of the Company and its subsidiaries, including each of the NEOs. All payouts to the executives participating will be made, assuming the cumulative performance thresholds are met, at the end of the three-year cycle. While the Company expects the performance targets under the 2011-2013 LTIP to be met, the Company is not certain it will achieve or exceed the performance targets.

The awards will provide for a cash payment at the end of the three-year period ending December 31, 2013 and the executives will be entitled to payments in the amounts set forth in the table below assuming targets are achieved at the end of such three-year period. The performance measures used under the 2011-2013 LTIP includes Adjusted EBITDA and a “non-check revenue” performance measure (as discussed in more detail in “Performance Measures and Performance Targets” below). Each award granted under the 2011-2013 LTIP will be based 75% on cumulative Adjusted EBITDA for Compensation Purposes targets and 25% on cumulative non-check revenue targets. If less than 90% of the target is achieved, then no payment will be made. If between 90% and 100% of the targets are achieved, then the amount of the award in the table below will be adjusted based on linear interpolation between 50% up to 100%, and if between 100% and 110% of the targets are achieved, then the amount of the award in the table below will be adjusted based on linear interpolation between 100% up to a maximum of 150%. For Mr. Dawson and Mr. Fera, the awards and related payments will be based solely on Company results and for Messrs. Singleton, Hansen and Shivdasani, 50% will be based on Company results and 50% will be based on the results of their respective business segment.

The 2011-2013 LTIP contains “clawback” provisions, which provide that if a participant is determined by the Compensation Committee to have violated a noncompete, nonsolicit, nondisclosure covenant or other agreement or engaged in activity that was in conflict with or was adverse to the interests of the Company or its affiliates (including fraud) or conduct contributing to any financial restatement or financial irregularities, then the Compensation Committee can cancel the participant’s award. In addition, the Compensation Committee may require the participant to repay any profits or benefit realized by the participant. To the extent required by applicable law (including without limitation Section 302 of the Sarbanes-Oxley Act of 2002 and Section 954 of the Dodd Frank Act), awards shall be subject to clawback, forfeiture or similar requirement.

2011-2013 LTIP Aggregate Target Amounts

Executive	Aggregate Target Amount (at end of 2013)

Mr. Dawson	$4,050,000
Mr. Fera	$1,350,000
Mr. Singleton	$1,800,000
Mr. Shivdasani	$1,500,000
Mr. Hansen	$1,275,000

Performance Measures and Performance Targets

Adjusted EBITDA for Compensation Purposes Targets

The Compensation Committee believes that Adjusted EBITDA for Compensation Purposes targets is an appropriate performance measure on which to base long-term incentive compensation payments. Adjusted EBITDA for Compensation Purposes is a non-GAAP measure representing EBITDA (net income before interest expense-net, income taxes, depreciation and amortization) adjusted to reflect the impact of those items the Company does not consider indicative of its ongoing performance such as restructuring costs, certain non-operational items, group management fees, acquisition-related expenses, certain stand-alone costs, and other adjustments relevant to each segment. The Adjusted EBITDA for Compensation Purposes targets are similar to measures of covenant compliance under the Company’s debt agreements, and securities analysts often use similar measures to evaluate the performance of the Company.

The Company’s long-term incentive compensation plans have Adjusted EBITDA for Compensation Purposes targets based on both consolidated and segment performance; whereas the annual bonus is based solely on the relevant segment Adjusted EBITDA for Compensation Purposes targets. The 2010, 2009 and 2008 consolidated Adjusted EBITDA for Compensation Purposes targets were $488.0 million, $498.9 million and $470.7 million, respectively. The 2010, 2009 and 2008 segment Adjusted EBITDA for Compensation Purposes performance targets were as follows: Harland Clarke $355.0 million, $358.1 million and $352.0 million, Harland Financial Solutions $80.0 million, $76.5 million and $68.7 million, and Scantron $65.0 million, $76.7 million and $62.8 million, respectively. The Company exceeded its consolidated targets in

2010, 2009 and 2008. The segment targets were met or exceeded in 2008 and 2010, and exceeded in all segments except for Scantron in 2009.

Non-Check Revenue Performance Measures Commencing in 2011

Commencing in 2011, the Compensation Committee implemented a new performance measure for a portion of its long-term compensation programs. “Non-Check Revenue” is the performance measure that encourages the development of additional revenue sources other than checks and check-related products, which are currently the Company’s largest source of revenue, which have been in decline in recent years and are expected to continue declining. This measure is intended to encourage diversification of the Company’s sources of revenue.

Post-Employment Compensation

Payments to be made to executives in connection with termination without cause are in the form of severance and the temporary continuation of other benefits that are set forth in an individual’s employment agreement. We want our executives to make business decisions that put the Company’s interests before their own. We encourage them to feel comfortable making difficult decisions for the Company which might not otherwise be in their own long-term best interests by offering severance which would generally replace the income they would have received for the one and a half to two years following their termination of employment if we terminate them without cause.

We do not offer change in control protection, and we do not provide tax gross-ups if our NEOs are subject to the so-called “golden parachute excise tax,” a special tax imposed under section 4999 of the Code on unusually large payments (in comparison to historic compensation) made in connection with a change in control.

In the event of termination with cause, post-employment compensation is forfeited.

Other Benefits and Perquisites

Other benefits and perquisites are a minor part of executive compensation offered in order to provide a competitive total compensation and benefits package. Our NEOs participate in benefit plans available to all employees and on the same terms as similarly situated employees, such as group medical insurance and participation in and matching through the Company-sponsored 401(k) plan. Our NEOs may also participate in our non-elective, nonqualified deferred compensation plan known as the “Benefit Equalization Plan,” or “BEP,” which is a supplemental benefit program for employees whose Company contributions to the 401(k) plan are limited due to IRS annual qualified plan compensation limits. In addition, our NEOs receive benefits available to other officers such as a monthly car allowance, life insurance, annual physicals and a cell phone. Certain of our NEOs are provided private country club membership. Mr. Dawson is the only NEO that is provided with a leased company car rather than a car allowance. Mr. Singleton is permitted to travel first class, and Mr. Dawson is permitted to travel first class or by chartered aircraft.

Tax Considerations Relating to Executive Compensation

Section 162(m) of the Internal Revenue Code

The Compensation Committee’s general policy is that compensation should qualify to be tax deductible to the Company for federal income tax purposes. Under Section 162(m) of the Code, compensation paid to certain members of senior management in excess of $1 million per year is not deductible unless the compensation is “performance-based” as described in the regulations under Section 162(m) of the Code. Compensation is generally “performance-based” if it is determined using pre-established objective formulas and criteria approved by stockholders. The compensation awards under our annual bonus program, the 2008-2010 LTIP, and the 2011-2013 LTIP are generally designed to be tax deductible to us under the performance-based compensation exception to Section 162(m) of the Code, if and to the extent we become subject to Section 162(m) of the Code.

Report of the Board of Directors

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have determined to include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Submitted by:	Charles T. Dawson Paul G. Savas Barry F. Schwartz, Chairman

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2010

				Nonqualified
			Non-Equity	Deferred
			Incentive Plan	Compensation	All Other
		Salary(i)	Compensation(ii)	Earnings(iii)	Compensation(iv)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Charles T. Dawson President & Chief Executive Officer	2010	1,000,000	5,307,693	909	202,196	6,510,798
	2009	1,038,462	1,250,000	—	166,914	2,455,376
	2008	993,654	1,250,000	—	248,682	2,492,336
Peter A. Fera, Jr. Executive Vice President & Chief Financial Officer	2010	450,000	1,521,741	200	57,594	2,029,535
	2009	467,308	450,000	—	54,674	971,982
	2008	445,769	450,000	—	63,937	959,706
James D. Singleton President and Chief Operating Officer of Harland Clarke	2010	500,000	1,896,509	220	74,202	2,470,931
	2009	519,231	500,000	—	65,333	1,084,564
	2008	493,654	500,000	—	71,999	1,065,653
Raju M. Shivdasani President of Harland Financial Solutions	2010	424,231	1,623,902	63	48,864	2,097,060
	2009	389,423	255,075	—	40,200	684,698
	2008	375,000	270,075	—	31,347	676,422
William D. Hansen Chairman of Scantron	2010	425,000	977,165	6	33,329	1,435,500
	2009	196,154	150,205	—	14,927	361,286

(i)	Fiscal Year 2009 contained 27 pay periods instead of the standard 26, therefore actual pay is correspondingly more than the annual rate for all NEOs. 2010 actual pay includes several days of the 2009 pay rate, resulting in the difference between the actual and current annual salary rate for Mr. Shivdasani.

(ii)	The compensation in this column for 2010 consists of:

• amounts earned during 2010, and anticipated to be paid by March 11, 2011, under the Annual Executive Bonus Plan as follows: Mr. Dawson $1,250,000, Mr. Fera $450,000, Mr. Singleton $500,000, Mr. Shivdasani $318,750, and Mr. Hansen $318,750;

• amounts earned over the course of the three years from 2008-2010 and anticipated to be paid by March 11, 2011 in connection with the 2008 — 2010 LTIP as follows: Mr. Dawson $4,057,693, Mr. Fera $1,071,741, Mr. Singleton $1,396,509, Mr. Shivdasani $1,275,077, and Mr. Hansen $658,415; and

• Mr. Shivdasani received $30,075 under the legacy John H. Harland 2007 Long-Term Cash Incentive Plan in 2010. An additional $30,075 will be paid to Mr. Shivdasani under the legacy John H. Harland 2007 Cash Long-Term Incentive Plan on or shortly after April 25, 2011, subject to Mr. Shivdasani’s continued employment.

(iii)	Represents the above-market interest, if any, credited under our Benefits Equalization Plan (the “BEP”). We determined the above-market interest credited by determining the difference between the interest on BEP accounts calculated using the actual rate used in the plan, and 120% of the applicable federal long-term rate, with quarterly compounding for January of the applicable year, as prescribed under section 1274(d) of the Internal Revenue Code. Interest rates credited to the BEP accounts were 5.0%, 3.5% and 5.0% for 2010, 2009, and 2008, respectively.

(iv)	All Other Compensation:

All Other Compensation

				Term Life,
				Executive	Employer
				AD&D, and	Contributions to
				Executive	401(k) Plan and
			Country	Disability	Supplemental
		Car	Club	Insurance	Excess Benefit	Tax	Other
		Allowance	Fees	Premiums	Plan	Gross-Up	Compensation	Total
Name	Year	($)(i)	($)(ii)	($)(iii)	($)(iv)	($)(v)	($)(vi)	($)

Charles T. Dawson	2010	35,617	5,765	2,278	90,000	36,136	32,400	202,196
Peter A. Fera, Jr.	2010	5,940	4,051	626	36,000	2,904	8,073	57,594
James D. Singleton	2010	12,000	5,340	626	40,000	5,269	10,967	74,202
Raju M. Shivdasani	2010	12,000	—	5,001	25,969	3,586	2,308	48,864
William D. Hansen	2010	12,000	—	626	19,216	479	1,008	33,329

(i)	Comprised of (i) car allowance in the case of Messrs. Fera, Singleton, Shivdasani, and Hansen and (ii) the aggregate incremental cost to the Company of the leased vehicle in the case of Mr. Dawson, which is calculated as the total cost of the lease payments on the car, the insurance relating to the car, gasoline used in the car, and cleaning and maintenance of the car. Messrs. Fera, Singleton, Shivdasani, and Hansen are eligible to receive a pre-set amount per month as a car allowance.

(ii)	The Company reimburses each executive’s monthly country club dues.

(iii)	Amount includes (i) executive life premiums, (ii) executive AD&D premiums for all NEOs and (iii) executive disability premiums for Mr. Shivdasani.

(iv)	Consists of (1) employer contributions to the 401(k) plan of $9,800 for each NEO and (ii) employer contributions to a supplemental non-qualified excess benefit plan, the BEP (described below and in the Nonqualified Deferred Compensation Table), in the following amounts: Mr. Dawson $80,200, Mr. Fera $26,200, Mr. Singleton $30,200, Mr. Shivdasani $16,169 and Mr. Hansen $9,416.

(v)	Consists of (i) the tax gross-up on the personal use of a company vehicle by Mr. Dawson of $17,554, (ii) the tax gross-up on executive disability premiums for Mr. Shivdasani of $2,756, (iii) the tax gross-up for the spousal travel and entertainment for Mr. Dawson of $14,012, Mr. Fera of $2,903, Mr. Singleton of $5,268, Mr. Shivdasani of $830 and Mr. Hansen of $479 and (iv) the tax gross-up for Mr. Dawson on home security of $4,570.

(vi)	Consists of (i) spousal travel and entertainment for Mr. Dawson of $24,430, Mr. Fera of $8,073, Mr. Singleton of $10,967, Mr. Shivdasani of $2,308 and Mr. Hansen of $1,008 and (ii) home security for Mr. Dawson of $7,970.

GRANTS OF PLAN BASED AWARDS
FOR FISCAL YEAR 2010

		Threshold	Target	Maximum
Name	Award Type(i),(ii)	($)	($)	($)(iv)

Charles T. Dawson (iii)	Annual Bonus	900,000	1,250,000	1,750,000
	Segment 2008-2010 LTIP	787,500	1,575,000	3,289,811
	Consolidated 2008-2010 LTIP	1,087,500	2,175,000	4,200,133

Peter A. Fera, Jr.	Annual Bonus	405,000	450,000	675,000
	Segment 2008-2010 LTIP	247,500	495,000	1,033,941
	Consolidated 2008-2010 LTIP	247,500	495,000	955,557

James D. Singleton	Annual Bonus	450,000	500,000	750,000
	Segment 2008-2010 LTIP	322,500	645,000	1,347,583
	Consolidated 2008-2010 LTIP	322,500	645,000	1,244,795

Raju M. Shivdasani	Annual Bonus	276,250	318,750	478,125
	Segment 2008-2010 LTIP	281,250	562,500	1,117,165
	Consolidated 2008-2010 LTIP	281,250	562,500	1,086,074

William D. Hansen	Annual Bonus	276,250	318,750	478,125
	Segment 2008-2010 LTIP	106,250	212,500	390,594
	Consolidated 2008-2010 LTIP	206,199	412,397	988,693

(i)	The amounts listed in this column under the heading Annual Bonus represent the threshold, target and maximum amount which may be payable to each NEO pursuant to the annual executive bonus plan, as described in more detail above under “Elements of Compensation — The Annual Executive Bonus Plan.”

(ii)	The amounts listed under the heading 2008-2010 LTIP represent the threshold and target amount which might have been payable in 2011 to each NEO at the end of the three year performance period (2008-2010) pursuant to the 2008-2010 LTIP, as described in more detail above under “Elements of Compensation — The 2008 M & F Worldwide Long Term Incentive Compensation Plan (the “2008-2010 LTIP).” The first row labeled 2008-2010 LTIP represents the amount of the 2008-2010 LTIP attributable to the performance of each NEO’s individual business segment at the end of the three year performance period and the second row represents the amount attributable to consolidated Company results at the end of the three year performance period.

(iii)	Mr. Dawson received an additional grant under the 2008-2010 LTIP which represents the amount attributable to consolidated Company results at the end of the three year performance period as a result of increased responsibilities for the Company after taking the additional position of President and Chief Executive Officer of Harland Clarke Holdings.

(iv)	The 2008-2010 LTIP, which was designed to meet the requirements of Section 162(m) of the Code was approved by the shareholders of M & F Worldwide in 2008 for an aggregate maximum of $16.5 million. Under the terms of the 2008-2010 LTIP, the maximum Payout to any participant was $10 million. The actual payouts, as listed below, are substantially lower than the maximum potential payout, which was provided for purposes of Section 162(m) of the code.

Actual Amount Anticipated to be Paid for Plan-Based Awards

		Segment	Consolidated
		2008-2010	2008-2010
	Annual Bonus	LTIP	LTIP
Name	($)	($)	($)

Charles T. Dawson	1,250,000	1,710,436	2,347,257
Peter A. Fera, Jr.	450,000	537,566	534,175
James D. Singleton	500,000	700,490	696,019
Raju M. Shivdasani	318,750	668,073	607,004
William D. Hansen	318,750	212,500	445,915

The elements of NEO compensation are based upon the applicable employment contract, each NEO’s long-term incentive plan agreements, Company policy regarding employee benefit plan participation (401(k)

benefits, welfare and group insurance benefits), car allowance, cell phone use, or application of past practice. Specifically, the salaries are set under the terms of the respective employment contracts. During 2010, each of our NEOs had an employment contract in effect. The material terms of these employment contracts during 2010 are detailed below under “Employment Contracts.” Effective January 1, 2011, each NEO entered into an amended and restated Employment Contract which is also detailed below under “Employment Contracts.” Bonus plans for each of our NEO’s are outlined within their respective employment contract and long-term incentive plan agreements. Participation in the 401(k) and our nonqualified deferred compensation plan, the BEP, is pursuant to the plan documents. All other compensation is provided pursuant to written Company policy or practice according to their respective positions.

Employment Contracts

Mr. Dawson

Prior Employment Agreement

On February 13, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Dawson, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated as of May 29, 2007. The term of this employment agreement, whereby Mr. Dawson was employed as President and Chief Executive Officer of Harland Clarke Holdings and Chief Executive Officer of the Harland Clarke Business (as defined in the employment agreement), was to continue until December 31, 2013, pursuant to an extension amendment dated February 2, 2010. The current term is subject to earlier termination as described in the “Potential Payments Upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Dawson’s annual base salary was $1,000,000, and he was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Dawson’s annual bonus was established at 125% of his base salary if 100% of target was attained and increased ratably up to a maximum of 175% of his base salary if 145.1% of the target was attained. Pursuant to his employment agreement, Mr. Dawson participated in the 2008-2010 LTIP, for which he was eligible to receive a portion of the 2008-2010 LTIP bonus pool attributed to the Harland Clarke business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company. In September 2007, Mr. Dawson became President and Chief Executive Officer of Harland Clarke Holdings. As a result of his increased responsibilities, he was granted an additional portion of the 2008-2010 LTIP bonus pool that was based solely on consolidated performance. Mr. Dawson also received other standard officer benefits.

Amended and Restated Employment Agreement

On January 1, 2011, M & F Worldwide and Harland Clarke Holdings entered into an amended and restated employment agreement with Mr. Dawson which superseded, effective January 1, 2011, the previous employment agreement dated February 13, 2008. Pursuant to this agreement, Mr. Dawson will continue to serve as the President and Chief Executive Officer of the Company and the Chief Executive Officer of the Harland Clarke Business (as defined in the employment agreement) until December 31, 2013, subject to earlier termination as described therein. Under his employment agreement, Mr. Dawson’s annual base salary is $1,050,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of the Company. His target annual bonus is 125% of base salary and increases ratably up to a maximum of 175% of his base salary if 145.1% of the targets are attained. Mr. Dawson will also participate in the Company’s 2011-2013 LTIP. Mr. Dawson will continue to receive other standard officer benefits.

Mr. Fera

Prior Employment Agreement

On February 13, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Fera, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated May 2, 2007. This employment agreement, whereby Mr. Fera was employed as Chief Financial

Officer of Harland Clarke Holdings and Executive Vice President and Chief Financial Officer of the Harland Clarke Business, was to continue until December 31, 2013, pursuant to an extension amendment dated February 2, 2010. The current term was subject to earlier termination as described in the “Potential Payments Upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Fera’s annual base salary was $450,000 and he was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Fera’s annual bonus was 100% of his base salary if 100% of target is attained and increased ratably up to a maximum of 150% of his base salary if 145.1% of the target was attained. Pursuant to this agreement, Mr. Fera participated in the 2008-2010 LTIP, for which he was eligible to receive a portion of the 2008-2010 LTIP bonus pool attributable to the Harland Clarke Business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company, and he also received other standard officer benefits.

Amended and Restated Employment Agreement

On January 1, 2011, Harland Clarke Holdings entered into an amended and restated employment agreement with Mr. Fera which superseded, effective January 1, 2011, the previous employment agreement dated February 13, 2008. Pursuant to this agreement, Mr. Fera will continue to serve as the Executive Vice President and the Chief Financial Officer of the Company until December 31, 2013, subject to earlier termination as described therein. Under his employment agreement Mr. Fera’s annual base salary is $468,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of the Company. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Fera will also participate in the Company’s 2011-2013 LTIP. Mr. Fera will continue to receive other standard officer benefits.

Mr. Singleton

Prior Employment Agreement

On February 7, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Singleton, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated May 2, 2007. This employment agreement, whereby Mr. Singleton was employed as Chief Operating Officer and President of Harland Clarke was to continue until December 31, 2013, pursuant to an extension amendment dated February 2, 2010. The current term was subject to earlier termination as described in the “Potential Payments Upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Singleton’s annual base salary was $500,000 and he was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Singleton’s annual bonus was 100% of his base salary if 100% of target was attained and increased ratably up to a maximum of 150% of his base salary if 145.1% of the target was attained. Pursuant to this agreement, Mr. Singleton participated in the 2008-2010 LTIP, for which he was eligible to receive a portion of the 2008-2010 LTIP bonus pool attributable to the Harland Clarke Business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company, and he also received other standard officer benefits.

Amended and Restated Employment Agreement

On January 1, 2011, Harland Clarke Holdings entered into an amended and restated employment agreement with Mr. Singleton which superseded, effective January 1, 2011, the previous employment agreement dated February 7, 2008. Pursuant to this agreement, Mr. Singleton will continue to serve as the President and Chief Operating Officer of the Harland Clarke Business (as defined in the employment agreement) until December 31, 2013, subject to earlier termination as described therein. Under his employment agreement Mr. Singleton’s annual base salary is $520,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of the Harland Clarke Business. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Singleton will also participate in the Company’s 2011-2013 LTIP. Mr. Singleton will continue to receive other standard officer benefits.

Mr. Shivdasani

Prior Employment Agreement

Effective August 31, 2009, Harland Financial Solutions and Harland Clarke Holdings amended the employment agreement with Mr. Shivdasani to provide that Mr. Shivdasani was employed as President of Harland Financial Solutions until December 31, 2010, subject to earlier termination as described in the “Potential Payments Upon Termination or Change-in-Control” section below. Mr. Shivdasani’s annual base salary was $375,000 in 2009 and increased to $425,000 effective January 1, 2010 in light of his increased responsibilities as President of Harland Financial Solutions. He was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Financial Solutions Adjusted EBITDA for Compensation Purposes target. Mr. Shivdasani’s bonus for 2009 was 60% of his base salary if 100% of target was attained and increased ratably up to a maximum of 80% of his base salary if 125.1% of the target was attained. Mr. Shivdasani’s annual bonus target for 2010 increased to 75% of his base salary if 100% of target was attained and increased ratably up to a maximum of 112.5% of his base salary if 145.1% of target was obtained, in light of his increased responsibilities as President of Harland Financial Solutions. Mr. Shivdasani was also entitled to receive a portion of the 2008-2010 LTIP attributable to the Harland Financial Solutions business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company, and he also received other standard officer benefits.

Amended and Restated Employment Agreement

On January 1, 2011, Harland Clarke Holdings and Harland Financial Solutions, Inc. entered into an amended and restated employment agreement with Mr. Shivdasani which superseded, effective January 1, 2011, the previous employment agreement dated August 31, 2009. Pursuant to this agreement, Mr. Shivdasani will continue to serve as the President of Harland Financial Solutions until December 31, 2013, subject to earlier termination as described therein. Under his employment agreement his annual base salary is $450,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of HFS. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Shivdasani will also participate in the Company’s 2011-2013 LTIP. Mr. Shivdasani will continue to receive other standard officer benefits.

Mr. Hansen

Prior Employment Agreement

On June 24, 2009, Harland Clarke Holdings and Scantron entered into an employment agreement with Mr. Hansen, effective as of July 13, 2009. This employment agreement, whereby Mr. Hansen was employed as President of Scantron, was to continue until December 31, 2012, subject to earlier termination as described in the “Potential Payments Upon Termination or Change-in-Control” section below. Under this employment agreement, Mr. Hansen’s annual base salary was $425,000 and he was entitled to receive a bonus for 2009 based on the attainment of a certain percentage of the Company’s Adjusted EBITDA for Compensation Purposes target. Mr. Hansen’s annual bonus for 2009 was 75% of his base salary if 100% of target is attained and increased ratably up to a maximum of 112.5% if 145.1% of target was obtained. Thereafter, Mr. Hansen was entitled to receive annual bonuses based on the attainment of a certain percentage of the Scantron Adjusted EBITDA for Compensation Purposes target. Mr. Hansen’s annual bonus for 2010 is 75% of his base salary if target was attained and increased ratably up to a maximum of 112.5% if 145.1% of target was obtained. Pursuant to this agreement, Mr. Hansen participated in the 2008-2010 LTIP, for which he was eligible to receive a portion of the 2008-2010 LTIP attributable to the Scantron business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company, and he also received other standard officer benefits.

Amended and Restated Employment Agreement

On January 1, 2011, Harland Clarke Holdings and Scantron entered into an amended and restated employment agreement with Mr. Hansen. This agreement superseded, effective January 1, 2011, the previous employment agreement dated June 24, 2009. Pursuant to this agreement, Mr. Hansen will serve as the Chairman of Scantron until December 31, 2013, subject to earlier termination as described therein. Under his employment agreement his annual base salary is $442,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of Scantron. His target annual bonus is 75% of base salary and increases ratably up to a maximum of 112.5% of his base salary if 145.1% of the targets are attained. Mr. Hansen will also participate in the Company’s 2011-2013 LTIP. Mr. Hansen will continue to receive other standard officer benefits.

NONQUALIFIED DEFERRED COMPENSATION TABLE FOR FISCAL YEAR 2010

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions in	Earnings	Withdrawals/	Balance
	in Last FY	Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)(i)	($)	($)	($)(ii)

Charles T. Dawson	—	80,200	30,285	—	640,279
Peter A. Fera, Jr.	—	26,200	6,665	—	144,491
James D. Singleton	—	30,200	7,340	—	159,180
Raju M. Shivdasani	—	16,169	2,102	—	49,977
William D. Hansen	—	9,416	187	—	9,604

(i)	The amounts reported are included as part of “All Other Compensation” in the Summary Compensation

(ii)	Reflects the total balance of the executive’s account as of December 31, 2010.

Material Features of the Deferred Compensation Plan

Our deferred compensation plan is a non-elective, nonqualified deferred compensation plan known as the BEP. It serves as a supplemental benefit program for employees whose Company contributions to the 401(k) plan are limited due to IRS annual qualified plan compensation limits. All employees whose eligible earnings are greater than the IRS qualified plan compensation limit are automatically eligible for this benefit.

Employees may not defer income into this plan. We do not match contributions under our tax-qualified 401(k) plan in respect of pay above the tax-qualified plan compensation limits. Instead, we credit a notional contribution in respect of pay above the tax-qualified plan limits to the employee’s BEP account.

The BEP is an unfunded deferred compensation plan. Interest is compounded quarterly and credited to each participant’s account based upon the 10-Year U.S. Treasury Bond yield as in effect on the first business day of the plan year rounded to the next higher one-half percent, plus one percent. For plan year 2010, the rate was 5.0%. This methodology of applying interest is based on the language outlined in the BEP. Interest rates are provided annually by a compensation consultant.

Distributions are allowed only at termination, retirement, death, or disability and are paid in a single lump sum on the first day of the seventh month following the occurrence of such a qualifying event.

Potential Payments Upon Termination or Change-in-Control

Each of our NEOs is entitled to certain payments and benefits in the event of termination of his employment. These payments and benefits are set forth in each of our NEO’s respective employment agreements, described above. The terms of these arrangements were set through the course of arms-length negotiations with each of the NEOs.

Messrs. Dawson, Singleton, Shivdasani and Hansen will be entitled to continued payment of his base salary respectively for a period of two years after termination in the event he is terminated without cause or resigns for good reason.

Mr. Fera will be entitled to continued payment of his base salary for a period of 18 months after termination in the event he is terminated without cause or resigns for good reason.

In the case of termination without cause, or in the event of resignation for good reason, Messrs. Fera and Hansen would be entitled to receive: (i) a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable but for the termination; (ii) any earned but unpaid annual bonus for the year prior to the year in which termination occurred; and (iii) a pro rata amount payable, if any, under the 2011-2013 LTIP in accordance with its terms; in each case, paid at the time and in the manner the bonus or long-term incentive plan amount, as applicable, is paid to other executives.

In the case of termination without cause or in the event of resignation for good reason, Messrs. Dawson, Singleton, and Shivdasani would be entitled to receive: (i) the annual bonus for the year in which termination occurred, if it would have otherwise been payable but for the termination; (ii) any earned but unpaid annual bonus for the year prior to the year in which termination occurred; and (iii) a pro rata amount payable, if any, under the 2011-2013 LTIP in accordance with its terms; in each case, paid at the time and in the manner the bonus or long-term incentive plan amount, as applicable, is paid to other executives.

In the case of death or disability, all NEOs would be entitled to receive: (i) the pro rata annual bonus for the year in which death or disability occurred, if it would have otherwise been payable but for the death or disability; (ii) any earned but unpaid annual bonus for the year prior to the year in which death or disability occurred; and (iii) a pro rata amount payable, if any, under the 2011-2013 LTIP in accordance with its terms; in each case, paid at the time and in the manner the bonus or long-term incentive plan amount, as applicable, is paid to other executives.

In addition, in the case of termination of the employment of an NEO without cause, or if the executive resigns for good reason, the executive will also be entitled to receive continued participation in applicable welfare benefit plans for 12 months after termination with the cost of the regular premium for such benefits shared in the same relative proportion by the Company and the NEO as was effective on the date of termination.

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

Pursuant to the terms of the employment agreements of each of our NEOs, “good reason” means, without the advance written consent of the executive: (i) a reduction in the executive’s base salary; or (ii) a material and continuing reduction in the executive’s responsibilities, in each case which the Company fails to cure within 30 days of receiving notice from the executive of such an event.

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

None of our NEOs will receive any additional payments or benefits beyond the severance terms described above in the event there is a change in control of the Company, or his employment is terminated following a change in control of the Company.

The following table sets forth payments which would hypothetically be made to our NEOs in the event each is terminated without cause, or he resigns for good reason as of December 31, 2010. This table excludes payments under the 2008-2010 LTIP as described under “Potential Payments upon Termination or Change-in-Control” above because, as indicated in the footnotes to the table, they are payable only at the termination of the 2008-2010 LTIP, and are not a continuing benefit.

TERMINATION WITHOUT CAUSE OR RESIGNATION FOR GOOD REASON
AS OF DECEMBER 31, 2010

				Executive
			Health/	Annual		Deferred
	Separation		Welfare	Bonus	Outplacement	Compensation
Name and	Pay(i)	Vacation(ii)	Plans(iii)	Plan(iv)	Assistance(v)	Plan Balance(vi)	Total(vii)
Principal Position	($)	($)	($)	($)	($)	($)	($)

Charles T. Dawson, President and CEO	2,000,000	11,077	9,713	1,250,000	30,000	640,279	3,941,069
Peter A. Fera, Jr., EVP & CFO	675,000	—	12,816	450,000	30,000	144,491	1,312,307
James D. Singleton, President & CEO of Harland Clarke	750,000	—	13,366	500,000	30,000	159,180	1,452,546
Raju M. Shivdasani, President of Harland Financial Solutions	637,500	—	10,069	318,750	30,000	49,977	1,046,296
William D. Hansen, Chairman of Scantron	637,500	—	15,974	318,750	30,000	9,604	1,011,828

(i)	For each NEO, upon termination of the executive without cause or resignation for good reason (each as defined in each employment agreement), the executive is entitled to receive continued payment of base salary for the following periods: 24 months in the case of Messrs. Dawson; and 18 months in the case of Messrs. Fera, Singleton, Shivdasani, and Hansen. These amounts will be higher for terminations occurring after December 31, 2010 as a result of the compensation provisions set forth in the amended and restated employment agreements effective January 1, 2011.

(ii)	Upon termination, the executive is entitled to his earned and unused vacation for the current year. Effective January 1, 2008, we established a policy pursuant to which up to 40 hours of vacation may be carried over from year to year. Mr. Dawson is also entitled to his balance of frozen vacation of $11,077.

(iii)	For each NEO, upon termination of the executive without cause, or resignation for good reason, the executive is entitled to continued participation in applicable welfare benefit plans for 12 months after the termination and continued contribution by the Company to the employer portion of the employee premiums of welfare benefit plans for 12 months after the termination. The employer portion reflects employer cost for 2010 based on the employee’s enrollment in dental, medical and vision plans as of December 31, 2010.

(iv)	For each NEO, upon termination of the executive without cause, due to death or disability, or in the event the NEO resigns for good reason, the executive is entitled to receive a pro rata annual bonus for the year in which the termination occurred if the executive would have been eligible to receive such bonus hereunder (including due to satisfaction of the company of performance milestones) had the executive been employed at the time such annual bonus is normally paid. The amounts provided in this column assume that the bonus is paid at a level at which 100% of the target is achieved.

(v)	Upon termination, each executive is entitled to standard outplacement assistance for the key executive level up to $30,000 which would be paid to a mutually agreed provider of outplacement services for a 12-month outplacement program.

(vi)	Upon termination, retirement, death or disability, the executive’s total balance in the BEP is to be paid in a single lump sum on the first day of the seventh month following the occurrence of such an event. These amounts reflect the executive’s account balance as of December 31, 2010.

(vii)	To the extent actually earned but not yet paid at the time of termination, the executives would also be entitled to the following 2008-2010 LTIP payments, representing actual amounts earned during the three year cycle of 2008-2010: (i) Mr. Dawson, $4,057,693, (ii) Mr. Fera, $1,071,741, (iii) Mr. Singleton, $1,396,509, (iv) Mr. Shivdasani, $1,275,077 and (v) Mr. Hansen, $658,415. In the case of termination after December 31, 2010, the NEOs would also be entitled to a pro rata portion of the 2011-2013 LTIP to the extent earned and paid in accordance with the terms of such plan.

DIRECTORS’ COMPENSATION TABLE FOR FISCAL YEAR 2010

Pension Value
				Non-Equity	and Nonqualified
				Incentive	Deferred
	Fees Earned	Stock	Option	Plan	Compensation	All Other
Name	or Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Barry F. Schwartz(i)	—	—	—	—	—	—	—
Paul G. Savas(i)	—	—	—	—	—	—	—
Charles T. Dawson(ii)	—	—	—	—	—	—	—

(i)	Messrs. Schwartz and Savas received no compensation directly or indirectly from the Company. They provided services to the Company under the terms of a Second Amended and Restated Management Services Agreement between M & F Worldwide and MacAndrews & Forbes. Pursuant to the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes LLC, a wholly owned subsidiary of MacAndrews & Forbes Holdings, Inc. a fee of $2.5 million per calendar quarter, beginning May 1, 2007. The total amount paid to MacAndrews & Forbes in 2010, 2009, and 2008 pursuant to the Second Amended and Restated Management Services Agreement was $10.0 million, $10.0 million, and $10.0 million, respectively. In addition, M & F Worldwide paid to MacAndrews & Forbes fees of $2.0 million in 2008 for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

(ii)	Mr. Dawson did not receive any compensation for his service as a director in 2010, 2009, or 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned		Outstanding Shares

MFW Holdings One LLC 35 East 62 St., New York, NY 10065	7,248,000	(1)	37.5%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road, Austin, TX 78746	1,585,824	(2)	8.2%
MFW Holdings Two LLC 35 East 62 St., New York, NY 10065	1,012,666	(1)	5.2%
Ronald O. Perelman	133,334	(1)	1.0%
Barry F. Schwartz	5,000		0.0%
Charles T. Dawson	—		0.0%
Paul G. Savas	1,000		0.0%
William D. Hansen	—		0.0%
James D. Singleton	—		0.0%
Raju M. Shivdasani	—		0.0%
All directors and executive officers as a group (8 persons)	8,400,000	(3)	43.4%

(1)	All of such shares of common stock are beneficially owned by Ronald O. Perelman. MFW Holdings One LLC and MFW Holdings Two LLC are wholly owned subsidiaries of MacAndrews & Forbes Holdings Inc., of which Mr. Perelman owns 100%. In addition, MacAndrews & Forbes Holdings Inc. may be deemed to share beneficial ownership of the 8,194,000 shares of common stock beneficially owned by MFW Holdings One LLC and MFW Holdings Two LLC and the 133,334 shares of common stock deemed beneficially owned by Mr. Perelman as a result of Mr. Perelman’s grant of restricted stock (an aggregate of 8,400,000 shares of common stock, representing approximately 43.4% of the common stock outstanding or deemed outstanding under the rules of the SEC), by virtue of MacAndrews & Forbes Holdings Inc.’s ownership of 100% of the common stock of MFW Holdings One LLC and MFW Holdings Two LLC and Mr. Perelman’s 100% ownership of MacAndrews & Forbes Holdings Inc.’s common stock. The shares so owned and shares of intermediate holding companies are, or may from time to time be, pledged to secure obligations of MacAndrews & Forbes Holdings Inc. or its affiliates.

(2)	Beneficial ownership is based on a statement on Schedule 13G filed by Dimensional Fund Advisors LP on February 11, 2011.

(3)	Includes shares of common stock indirectly owned by Mr. Perelman through MacAndrews & Forbes Holdings Inc.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Management Services Agreement

During 2010, 2009 and 2008, certain executive officers of M & F Worldwide were executives of MacAndrews & Forbes. M & F Worldwide did not compensate such executive officers, but, in 2010, 2009 and 2008 M & F Worldwide paid to MacAndrews & Forbes $10 million annually for the value of the services provided by such officers to M & F Worldwide pursuant to a management services agreement. Under the terms of this management services agreement, MacAndrews & Forbes provides the services of M & F Worldwide’s Chief Executive Officer and Chief Financial Officer, as well as other management, advisory, transactional, corporate finance, legal, risk management, tax and accounting services.

On June 20, 2007, M & F Worldwide and MacAndrews & Forbes entered into the Second Amended and Restated Management Services Agreement to reflect the increased scope of the management services provided by MacAndrews & Forbes to M & F Worldwide and the increased size of M & F Worldwide after the acquisition of Harland. Under the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes a pro rata portion of an annual fee of $10.0 million, paid quarterly, beginning as of May 1, 2007.

The Second Amended and Restated Management Services Agreement automatically renewed on January 1, 2011 and extended for a one-year renewal period terminating on December 31, 2011 unless either party gives the other party written notice at least 90 days prior to the end of the renewal period. The Second Amended and Restated Management Services Agreement will also terminate in the event that MacAndrews & Forbes Inc. or its affiliates no longer in the aggregate retain beneficial ownership of 10% or more of the outstanding common stock of M & F Worldwide. The Second Amended and Restated Management Services Agreement also contains customary indemnities covering MacAndrews & Forbes Inc. and its affiliates and personnel.

In February 2008, Scantron purchased all of the membership interests of Data Management LLC from Pearson Inc. in the Data Management Acquisition. The Company paid $2.0 million to MacAndrews & Forbes for services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

Insurance

We participate in MacAndrews & Forbes Holdings Inc.’s directors’ and officers’ insurance program, which covers M & F Worldwide as well as MacAndrews & Forbes Holdings Inc. and certain of its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. We bear an allocation of the premiums for such coverage, which we believe is more favorable than the premiums we could secure under stand alone coverage. The Company paid MacAndrews & Forbes Holdings Inc. $0.0 million, $0.1 million and $0.3 million in 2010, 2009 and 2008, respectively, in respect of such insurance coverage.

Tax Sharing Agreement

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on our and our affiliated subsidiaries’ behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, we make periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that we and our affiliated subsidiaries would have had for each taxable period if we had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that we or any of our subsidiaries are included in any such group for foreign, state or local tax purposes. During 2010, 2009 and 2008, the Company made payments totaling $83.5 million, $79.4 million and $57.4 million, respectively to M & F Worldwide pursuant to the terms of the tax sharing agreement.

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

Allocations

As a wholly owned subsidiary of M & F Worldwide, we receive certain financial, administrative and risk management oversight from M & F Worldwide. These fees are allocations of shared service costs from our parent and are included in selling, general and administrative expenses in the consolidated statements of income. The Company recorded $2.7 million annually during the years ended December 31, 2010, 2009 and 2008 related to such fees.

Director Independence

Because we are not listed on any exchange, we are not subject to any listing standards for director independence. Under the NYSE listing standards, however, none of our directors are independent because each of our directors is either one of our officers or an officer of M & F Worldwide.

Item 14.	Principal Accounting Fees and Services

The M & F Worldwide Audit Committee selected Ernst & Young LLP as the independent auditors for its subsidiaries, including Harland Clarke Holdings, for the years ended December 31, 2010, 2009 and 2008.

Audit Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for professional services rendered for the audits of our financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $2.2 million, $2.3 million and $3.1 million for 2010, 2009 and 2008, respectively. Audit services include fees associated with the annual audit and reviews of our 2010 quarterly reports on Form 10-Q.

Audit-Related Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for audit-related services rendered in 2010, 2009 and 2008 were $1.0 million, $0.3 million and $0.1 million, respectively. Audit-related services include SAS 70 reports on internal controls, due diligence and acquisition-related consulting services.

Tax Fees.  The aggregate fees and expenses that Ernst & Young LLP billed us for assistance with property taxes and services performed for acquisition-related income tax matters were $0.2 million, $0.1 million and $0.2 million during 2010, 2009 and 2008, respectively.

All Other Fees.  No such fees were incurred by us in 2010, 2009 and 2008.

The Audit Committee of M & F Worldwide considered whether any audit-related and non-audit service that Ernst & Young LLP provided were compatible with maintaining the auditor’s independence from management and Harland Clarke Holdings. It has been the policy of M & F Worldwide’s Audit Committee to approve in advance the plan of audit services to be provided and an estimate of the cost for such audit services. M & F Worldwide’s Audit Committee has also adopted a policy of approving in advance for each calendar year a plan of the expected services and a related budget, submitted by management, for audit-related services, tax services and other services that Harland Clarke Holdings expects the auditors to render during the year. Throughout the year, M & F Worldwide’s Audit Committee is provided with updates on the services provided and the expected fees associated with each service. Any expenditure in excess of the approval limits for approved services, and any engagement of the auditors to render services in addition to those previously approved, requires advance approval by M & F Worldwide’s Audit Committee. M & F Worldwide’s Audit Committee approved the audit plan, all of the fees disclosed above and the non-audit services that Harland Clarke Holdings expects Ernst & Young LLP to provide in 2010.

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

(3) Exhibits.

Exhibit
Number	Description

2.1	Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K dated October 31, 2005).
2.2	Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated February 14, 2008).
2.3	Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 20, 2006).
2.4	Securities Purchase Agreement, dated as of December 15, 2010, by and between Scantron Corporation and KUE Digital International LLC (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.’s Current Report on Form 8-K, dated December 16, 2010).
3.1	Certificate of Incorporation of Harland Clarke Holdings Corp., as amended (incorporated by reference to Exhibit 3.1(i) of Harland Clarke Holdings Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
3.2	By-laws of Harland Clarke Holdings Corp. (incorporated by reference to Exhibit 3.1(ii) of Harland Clarke Holdings Corp.’s Registration Statement on Form S-4, Commission File No. 333-133253).
4.1	Indenture dated as of May 1, 2007 among Harland Clarke Holdings Corp., the co-issuers and guarantors party thereto and Wells Fargo Bank, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.2	Registration Rights Agreement (relating to the initial notes) dated as of May 1, 2007 by and among Harland Clarke Holdings Corp., the Guarantors (listed therein), Credit Suisse Securities (USA) LLC, Bear, Stearns & Co., Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.4 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.3	Credit Agreement, dated as of April 4, 2007 among Harland Clarke Holdings Corp., the Subsidiary Borrowers (listed therein), the Lenders (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative agent. (incorporated by reference to Exhibit 4.5 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.4	First Amendment to Credit Agreement, dated as of May 4, 2007, by and among Harland Clarke Holdings Corp., the lender parties (listed therein) and Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.6 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.5	Guarantee and Collateral Agreement, dated as of May 1, 2007, by and among Harland Clarke Holdings Corp. and certain subsidiaries in favor of Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.7 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).

Exhibit
Number		Description

4.6		Assumption Agreement, dated as of May 1, 2007 by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc., Centralia Holding Corp. and John H. Harland Company of Puerto Rico in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.8 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.7		Intellectual Property Security Agreement, dated as of May 1, 2007, by and among B(2)Direct, Inc., Checks in the Mail, Inc. and Clarke American Checks, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.9 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.8		Intellectual Property Security Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc. and HFS Core Systems, Inc., the Grantors, in favor of Credit Suisse, Cayman Islands Branch, as administrative and collateral agent. (incorporated by reference to Exhibit 4.10 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.9		Joinder Agreement, dated as of May 1, 2007, by and among B(2)Direct, Inc., Checks in the Mail, Inc., Clarke American Checks, Inc., New CS, Inc., New SCSFH, Inc., H Acquisition Corp., New SCH, Inc., New SFH, Inc. and Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.11 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.10		Joinder Agreement, dated as of May 1, 2007, by and among Harland Clarke Corp., Harland Checks and Services, Inc., Scantron Corporation, Harland Financial Solutions, Inc., HFS Core Systems, Inc. and Credit Suisse, Cayman Islands Branch. (incorporated by reference to Exhibit 4.12 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.11		Deed to Secure Debt by Harland Clarke Corp. to Credit Suisse, Cayman Islands Branch (5096 Panola Industrial Blvd, Decatur, Georgia and 2933-2939 Miller Road, Decatur, Georgia). (incorporated by reference to Exhibit 4.14 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.12		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Scantron Corporation in favor of First American Title Insurance Company, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2020 South 156 Circle, Omaha, Nebraska). (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.13		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Checks In The Mail Inc. in favor of Peter Graf, Esq., as trustee for the benefit of Credit Suisse, Cayman Islands Branch (2435 Goodwin Lane, New Braunfels, Texas). (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
4.14		Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by Harland Clarke Corp. in favor of First American Title Insurance Agency, LLC, as trustee for the benefit of Credit Suisse, Cayman Islands Branch (4867-4883 West Harold Gatty Road, Salt Lake City, Utah). (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Registration Statement on Form S-4, Commission File No. 333-143717).
10.1		Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp. and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 of M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.2+	M & F Worldwide Corp. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

Exhibit
Number		Description

10	.3+	Amendment No. 1 to the M & F Worldwide Corp. 2008 Long Term Incentive Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.4+	M & F Worldwide Corp. 2008 Long Term Incentive Plan — Award Agreement for Participating Executives (incorporated by reference to Exhibit 10.16 to M & F Worldwide Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10	.5+	Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10	.6+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.7+	Employment Agreement dated February 13, 2008 between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.2 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on February 15, 2008).
10	.8+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.3 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 7, 2009).
10	.9+	Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton (incorporated by reference to Exhibit 10.14 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10	.10+	Employment Agreement, dated as of May 5, 2008, between Harland Clarke Holdings Corp., Harland Financial Solutions and Raju M. Shivdasani (incorporated by reference to Exhibit 10.15 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10.11		Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K dated June 25, 2007).
10	.12+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton (incorporated by reference to Exhibit 10.18 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10	.13+	Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and Raju Shivdasani (incorporated by reference to Exhibit 10.19 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
10	.14+	Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.21 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
10	.15+	Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton (incorporated by reference to Exhibit 10.22 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
10	.16+	Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.23 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

Exhibit
Number		Description

10	.17+	Amendment, dated as of February 22, 2010, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and Raju Shivdasani (incorporated by reference to Exhibit 10.24 to Harland Clarke Holdings Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
10	.18+	Employment Agreement, dated as of January 1, 2011, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp. and Charles Dawson (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.’s Current Report on Form 8-K filed on January 6, 2011).
10	.19+	Employment Agreement, dated as of January 1, 2011, between Harland Clarke Holdings Corp. and Peter Fera (incorporated by reference to Exhibit 10.2 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 6, 2011).
10	.20+	Employment Agreement, dated as of January 1, 2011, between Harland Clarke Holdings Corp. and Daniel Singleton (incorporated by reference to Exhibit 10.3 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 6, 2011).
10	.21+	Employment Agreement, dated as of January 1, 2011, by and among Harland Clarke Holdings Corp., Harland Financial Solutions, Inc. and Raju Shivdasani (incorporated by reference to Exhibit 10.4 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 6, 2011).
10	.22+	Employment Agreement, dated as of January 1, 2011, by and among Harland Clarke Holdings Corp., Scantron Corporation and William D. Hansen (incorporated by reference to Exhibit 10.5 to Harland Clarke Holdings Corp.’s Current Report on Form 8-K filed on January 6, 2011).
21	.1*	Subsidiaries of Harland Clarke Holdings Corp.
31	.1*	Certification of Charles T. Dawson, Chief Executive Officer, dated March 4, 2011.
31	.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated March 4, 2011.

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Dated: March 4, 2011	By: /s/ Charles T. Dawson
Charles T. Dawson President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 4, 2011	By: /s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 4, 2011	By: /s/ J. Michael Riley
J. Michael Riley Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Dawson Charles T. Dawson	President, Chief Executive Officer and Director	March 4, 2011

/s/ Paul G. Savas Paul G. Savas	Director	March 4, 2011

/s/ Barry F. Schwartz Barry F. Schwartz	Director	March 4, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2010

The following consolidated financial statements of Harland Clarke Holdings Corp. and Subsidiaries are included in Item 8:

As of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Harland Clarke Holdings Corp.

We have audited the accompanying consolidated balance sheets of Harland Clarke Holdings Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule II listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harland Clarke Holdings Corp. and subsidiaries at December 31, 2010 and 2009 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

San Antonio, Texas
March 4, 2011

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$211.5	$63.9
Accounts receivable (net of allowances of $2.8 and $3.0 at December 31, 2010 and 2009)	124.7	119.7
Marketable securities	—	24.6
Inventories	31.6	32.5
Income taxes receivable	9.3	13.5
Deferred tax assets	19.9	18.6
Prepaid expenses and other current assets	56.0	66.1

Total current assets	453.0	338.9
Property, plant and equipment, net	143.4	161.1
Goodwill	1,526.8	1,473.2
Other intangible assets, net	1,097.4	1,187.9
Contract acquisition payments, net	27.2	28.6
Other assets	88.3	62.3

Total assets	$3,336.1	$3,252.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$36.0	$33.9
Deferred revenues	128.9	116.1
Current maturities of long-term debt	19.4	19.5
Accrued liabilities:
Salaries, wages and employee benefits	73.1	52.6
Income and other taxes payable	13.4	15.4
Customer incentives	29.0	23.5
Payable to parent	0.7	—
Other current liabilities	27.5	30.8

Total current liabilities	328.0	291.8
Long-term debt	2,200.3	2,219.3
Deferred tax liabilities	389.5	415.3
Other liabilities	79.5	79.6
Commitment and contingencies
Stockholder’s equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	181.0	98.0
Accumulated other comprehensive (loss) income, net of taxes:
Derivative fair-value adjustments	(10.9)	(8.6)
Foreign currency translation adjustments	(0.1)	0.3
Unrecognized amounts included in postretirement obligations	4.0	(1.6)
Unrealized gains (losses) on investments, net	7.8	0.9

Total accumulated other comprehensive loss, net of taxes	0.8	(9.0)

Total stockholder’s equity	338.8	246.0

Total liabilities and stockholder’s equity	$3,336.1	$3,252.0

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)

	Year Ended December 31,
	2010	2009	2008

Product revenues, net	$1,344.8	$1,413.0	$1,486.9
Service revenues, net	326.4	299.3	307.7

Total net revenues	1,671.2	1,712.3	1,794.6
Cost of products sold	787.3	845.6	908.4
Cost of services provided	171.3	152.1	158.5

Total cost of revenues	958.6	997.7	1,066.9

Gross profit	712.6	714.6	727.7
Selling, general and administrative expenses	389.9	387.4	445.9
Asset impairment charges	3.7	44.4	2.4
Restructuring costs	22.3	32.5	14.6

Operating income	296.7	250.3	264.8
Interest income	0.7	1.0	2.2
Interest expense	(115.5)	(136.9)	(186.4)
Gain on early extinguishment of debt	—	65.0	—
Other income (expense), net	0.1	0.1	(0.4)

Income before income taxes	182.0	179.5	80.2
Provision for income taxes	67.8	67.4	33.0

Net income	$114.2	$112.1	$47.2

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Stockholder’s Equity
(in millions, except share data)

				Accumulated
	Shares of	Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	(Loss) Income	Total

Balance, December 31, 2007	100	$202.5	$(0.5)	$(11.5)	$190.5
Net income			47.2		47.2
Foreign currency translation adjustments, net of taxes of $0.0				(2.1)	(2.1)
Derivative fair-value adjustment, net of taxes of $2.0				(2.7)	(2.7)
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.9				(1.6)	(1.6)
Unrealized losses on investments, net of taxes of $0.3				(0.5)	(0.5)
Reclassification for investment write-downs included in net income, net of taxes of $0.3				0.5	0.5

Total comprehensive income					40.8

Dividend paid to parent		(45.5)	(19.5)		(65.0)

Balance, December 31, 2008	100	$157.0	$27.2	$(17.9)	$166.3
Net income			112.1		112.1
Foreign currency translation adjustments, net of taxes of $0.0				0.7	0.7
Derivative fair-value adjustment, net of taxes of $5.2				8.2	8.2
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.7				(0.9)	(0.9)
Unrealized gains on investments, net of taxes of $0.6				0.9	0.9

Total comprehensive income					121.0

Dividend paid to parent			(41.3)		(41.3)

Balance, December 31, 2009	100	$157.0	$98.0	$(9.0)	$246.0
Net income			114.2		114.2
Foreign currency translation adjustments, net of taxes of $0.0				(0.4)	(0.4)
Derivative fair-value adjustment, net of taxes of $1.3				(2.3)	(2.3)
Change in unrecognized amounts included in postretirement obligations, net of taxes of $3.6				5.6	5.6
Unrealized gains on investments, net of taxes of $4.4				6.9	6.9

Total comprehensive income					124.0

Dividend paid to parent			(31.2)		(31.2)

Balance, December 31, 2010	100	$157.0	$181.0	$0.8	$338.8

See Notes to Consolidated Financial Statements

Harland Clarke Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2010	2009	2008

Operating activities
Net income	$114.2	$112.1	$47.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48.9	57.9	66.6
Amortization of intangible assets	109.0	104.2	97.9
Amortization of deferred financing fees	7.0	7.3	7.8
Gain on early extinguishment of debt	—	(65.0)	—
Deferred income taxes	(31.9)	(23.2)	(31.9)
Asset impairments	3.7	44.4	2.4
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(1.1)	11.8	(13.1)
Inventories	0.9	6.0	0.6
Prepaid expenses and other assets	(17.0)	(19.3)	1.9
Contract acquisition payments, net	1.4	11.2	11.8
Accounts payable and accrued liabilities	18.7	(54.4)	(14.4)
Deferred revenues	13.0	11.1	11.2
Income and other taxes	0.6	(3.5)	12.7
Payable to parent	0.7	(0.7)	(1.4)
Other, net	4.9	5.4	1.4

Net cash provided by operating activities	273.0	205.3	200.7
Investing activities
Purchase of businesses, net of cash acquired	(61.2)	(11.4)	(234.4)
Purchase of marketable securities	—	(24.6)	—
Investment in related party notes receivable	—	—	(14.4)
Net repayments of related party notes receivable	3.0	5.2	1.8
Proceeds from sale of property, plant and equipment	2.5	0.7	5.7
Proceeds from sale of marketable securities	24.7	—	—
Capital expenditures	(38.6)	(42.2)	(48.2)
Capitalized interest	(0.1)	(0.3)	(0.7)
Other, net	(4.2)	(4.2)	(0.6)

Net cash used in investing activities	(73.9)	(76.8)	(290.8)
Financing activities
Dividend to parent	(31.2)	(41.3)	(65.0)
Redemption of notes	—	(67.6)	—
Borrowings on credit agreements	—	—	62.0
Repayments of credit agreements and other borrowings	(19.6)	(20.3)	(82.0)
Payments of contingent consideration arrangements	(0.7)	—	—

Net cash used in financing activities	(51.5)	(129.2)	(85.0)

Net increase (decrease) in cash and cash equivalents	147.6	(0.7)	(175.1)
Cash and cash equivalents at beginning of period	63.9	64.6	239.7

Cash and cash equivalents at end of period	$211.5	$63.9	$64.6

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$108.0	$138.0	$171.2
Income taxes, net of refunds	97.7	95.5	54.9

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)

1.	Description of the Business and Basis of Presentation

Harland Clarke Holdings Corp. (“Harland Clarke Holdings” and, together with its subsidiaries, the “Company”) is a holding company that conducts its operations through its direct and indirect wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. (“M & F Worldwide”) purchased 100% of the capital stock of Novar USA Inc. (“Novar”) and was renamed Clarke American Corp. (“Clarke American”) which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company (“Harland”), and changed its name on May 2, 2007 from Clarke American to Harland Clarke Holdings.

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

The Harland Financial Solutions segment provides technology products and services to financial services clients worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems.

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

The Company and each of its existing subsidiaries other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company and has no independent assets at December 31, 2010, and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.

See Notes 3 and 20 for information regarding recent acquisitions.

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

For multiple-element software arrangements, total revenue is allocated to each element based on the relative fair value method or the residual method when applicable. Under the relative fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence (“VSOE”) (the price of a bundled element when sold separately). Under the residual method, the fair value of the undelivered maintenance, training and other service elements, as determined based on VSOE is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training revenue is recognized as the services are performed. In the event the Company determines that VSOE is not achieved for any of the elements of a software arrangement, the entire arrangement is bundled as a single unit and revenue is recognized ratably over the initial term of the arrangement commencing upon delivery of the software.

Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis. Revenue from licensing of software under limited term license agreements is recognized ratably over the term of the agreement.

For software that is installed and integrated by the Company or customer, license revenue is recognized upon shipment if functionality has already been proven and there are no significant customization services. For software that is installed, integrated and customized by the Company, revenue is recognized on a percentage-of-completion basis as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. Revenue from arrangements that are subject to substantive customer acceptance provisions is deferred until the acceptance conditions have been met.

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

Service revenues are comprised of revenues derived from software maintenance agreements, card services, field maintenance services, core processing service bureau deliverables, analytical services, consulting services, training services, survey services, direct marketing services and certain contact center services.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Customer Incentives

The Company’s Harland Clarke segment has contracts with certain clients that provide both fixed and volume-based rebates. These rebates are recorded as a reduction of revenues to which they apply and as accrued liabilities.

Shipping and Handling

Revenue received from shipping and handling fees is reflected in product revenues, net in the accompanying consolidated statements of income. Costs related to shipping and handling are included in cost of products sold.

Cash and Cash Equivalents

The Company considers all cash on hand, money market funds and other highly liquid debt instruments with a maturity, when purchased, of three months or less to be cash and cash equivalents.

Investments

The Company has investments which consist of corporate equity securities and United States treasury securities which are classified as available-for-sale securities and are stated at fair value with unrealized gains and losses on such investments reflected net of tax, as other comprehensive income (loss). Realized gains and losses on investments are included in other income (expense), net in the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. The United States treasury securities, which were sold prior to December 31, 2010, are classified as current and included in marketable securities in the accompanying 2009 consolidated balance sheet. The corporate equity securities are classified as noncurrent and are included in other assets in the accompanying consolidated balance sheets. See Note 14.

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

Contract Acquisition Payments

Certain contracts with customers of the Company’s Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

over the life of the related contract and are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to these contract terminations of $5.8, $0.8 and $2.2 in 2010, 2009 and 2008, respectively.

Advertising

Advertising costs, which are recorded predominately in selling, general and administrative expenses, consist mainly of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.

Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by a division of the Company’s Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams.

At December 31, 2010 and 2009, the Company had prepaid advertising costs of $4.5 and $3.4, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company’s advertising expense was $19.6, $22.0 and $23.7 for 2010, 2009 and 2008, respectively.

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

Software and Other Development Costs

The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $21.9, $15.4 and $17.7 during 2010, 2009 and 2008, respectively, and were primarily costs incurred related to the development of software.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after establishing the technological feasibility of the subject software product and before its availability for sale are capitalized and are included in other intangible assets, net on the accompanying consolidated balance sheets. Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years with related amortization expense in cost of goods sold on the accompanying consolidated statements of income. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.

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

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company’s reporting units. In 2009, the Company reduced the number of reporting units from five to four as a result of an organizational realignment and the integration of two former reporting units into a single reporting unit. In 2010, the Company further reduced the number of reporting units from four to three as a result of the integration of two former reporting units into a single reporting unit. The Company’s reporting units are now the same as its reportable segments.

The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit’s estimated cost of equity and debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally, except where guideline companies are not similar enough to provide a reasonable value using the market approach. When that occurs, the market approach is weighted less than the income approach. The results of the Company’s annual tests for 2010 and 2009 indicated no goodwill impairment as the estimated fair values were greater than the carrying values.

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

The Company measures impairment of its indefinite-lived tradename based on the relief-from-royalty-method. Under the relief-from-royalty method of the income approach, the value of an intangible asset is determined by quantifying the cost savings a company obtains by owning, as opposed to licensing, the intangible asset. Assumptions about royalty rates are based on the rates at which similar tradenames are licensed in the marketplace. The Company also re-evaluates the useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life.

The annual impairment evaluations for goodwill and the indefinite-lived intangible asset involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and indefinite-lived intangible assets in future periods.

Intangible assets that are deemed to have a finite life are amortized over their estimated useful life generally using accelerated methods that are based on expected cash flows. They are also evaluated for impairment as discussed below in “Long-Lived Assets.”

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

The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and some excise taxes, on a net basis in the accompanying consolidated statements of income.

Pensions and Other Postretirement Benefits

The Company has defined benefit postretirement plans and defined contribution 401(k) plans, which cover certain current and former employees of the Company who meet eligibility requirements.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The Company recognizes in its balance sheet the funded status of its defined benefit postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation and recognizes changes in the funded status of a defined benefit postretirement benefit plan within accumulated other comprehensive income (loss), net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 10).

Translation of Foreign Currencies

The functional currency for each of the Company’s foreign subsidiaries is its local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into United States dollars at rates of exchange in effect at the balance sheet date and statement of income items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholder’s equity section of the Company’s balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of certain foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).

Self-Insurance

The Company is self-insured for certain workers’ compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company’s estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2010 and 2009, the combined liabilities for self-insured workers’ compensation and group medical were $9.4 and $10.5, respectively.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $25.2 and $32.1 as of December 31, 2010 and 2009, respectively.

Restructuring Charges

The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. A portion of these costs relate to plans to exit activities acquired from Data Management I LLC and Transaction Holdings Inc. (see Note 3) and have been included in purchase accounting in accordance with accounting guidance for business combinations that was in effect until January 1, 2009. The remaining costs relate to other exit activities and primarily consist of employee termination benefits which are accrued when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. In addition to employee termination benefits, other restructuring costs include, but are not limited to, equipment moves, training and travel, which are expensed as incurred. Additional restructuring charges related to the Company’s existing operations will be incurred as the Company completes its restructuring plans.

Fair Value Measurements

The Company measures fair value using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions (see Note 13).

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on previously reported net income.

Specifically, certain revenues for the Harland Clarke segment previously reported as product revenues, net along with related cost of products sold were reclassified to service revenues, net and cost of services provided to enable comparability with the presentation of the consolidated statements of income for 2010. Reclassifications for product revenues, net and service revenues, net were also made in Note 19 for the Harland Clarke segment.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The new guidance for certain arrangements that include software elements and multiple-deliverable revenue arrangements is effective for fiscal years beginning on or after June 15, 2010. The guidance may be applied retrospectively for all periods presented, or prospectively to all arrangements entered into or materially modified after the adoption date. The Company will adopt the new guidance prospectively for all arrangements entered into or materially modified on or after January 1, 2011. The Company does not expect the new guidance will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Acquisitions

Acquisition of Parsam

On December 6, 2010, Harland Financial Solutions, Inc. (“HFS”), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as “Parsam”). Parsam’s solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam’s solutions into its existing solution offerings. The acquisition-date purchase price was $32.6 in cash, net of cash acquired, and subject to post-closing adjustments. In addition, the Company recorded the fair value of contingent consideration of $2.7, which resulted in total consideration of $35.3. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012. The transaction was accounted for as a business combination and Parsam’s results of operations have been included in the Company’s operations since the date of its acquisition.

The preliminary allocation of purchase price resulted in identified intangible assets of $7.8 and goodwill of $27.5. The goodwill arises because the total consideration for Parsam, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Harland Financial Solutions segment. Of the goodwill recognized, $24.4 is expected to be deductible for income tax purposes. The Company financed the Parsam acquisition and related fees and expenses with cash on hand. Acquisition-related fees and expenses were not material.

The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $25.0, which may be payable upon the achievement of certain future revenue targets of Parsam measured during calendar years 2011 and 2012. The acquisition-date fair value of the contingent consideration arrangement of $2.7 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Parsam revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of December 31, 2010, the amount recognized for the contingent consideration liability and the assumptions used to develop the estimates had not changed.

The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which a negligible amount was reflected as a reduction of revenues for the period December 7, 2010 to December 31, 2010).

The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Parsam acquisition on the consolidated results of operations were not material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Acquisition of Spectrum K12

On July 21, 2010, Scantron Corporation (“Scantron”), a wholly owned subsidiary of the Company, acquired 100% of the equity of Spectrum K12. Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12’s software solutions complement Scantron’s software solutions for educational assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration, as described below, of $4.0, which resulted in total consideration of $32.7. The transaction was accounted for as a business combination and Spectrum K12’s results of operations have been included in the Company’s operations since the date of its acquisition.

The preliminary allocation of purchase price resulted in identified intangible assets of $6.6 and goodwill of $26.6. The goodwill arises because the total consideration for Spectrum K12, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $1.5 is expected to be deductible for income tax purposes. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand. Acquisition-related fees and expenses were not material.

The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of December 31, 2010, the fair value of the contingent consideration arrangement was $4.7, of which $0.9 is considered to be incentive compensation. The reduction in fair value from the acquisition date was primarily the result of a decline in projected revenues during the measurement periods. As of December 31, 2010, the contingent consideration liability recognized was $4.3 (of which $0.5 was recorded as compensation expense for the period July 22, 2010 to December 31, 2010).

The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.8 was reflected as a reduction of revenues for the period July 22, 2010 to December 31, 2010).

The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.

Acquisition of Protocol IMS and SubscriberMail

During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

maximum aggregate contingent consideration of $2.0 if the targets are met. In 2010, $1.0 of contingent consideration was earned under this contingent consideration arrangement, of which $0.7 was paid in 2010 and the remainder was paid in 2011. As of December 31, 2010, $1.2 was recognized for the contingent consideration liability, which includes the earned, but unpaid amount of $0.3 from 2010. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. SubscriberMail results of operations have been included in the Company’s operations since December 31, 2009, the date of its acquisition. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. Protocol IMS results of operations have been included in the Company’s operations since December 4, 2009, the date of its acquisition. The allocations of purchase price are complete and resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.

The pro forma effects for the Protocol IMS and SubscriberMail acquisitions on the results of operations were not material.

Acquisition of Transaction Holdings

In December 2008, Harland Clarke Corp. acquired 100% of the equity of Transaction Holdings Inc. (“Transaction Holdings”) for total cash consideration of $8.2. Transaction Holdings produces personal and business checks, payment coupon books and promotional checks and provides direct marketing services to financial institutions as well as individual consumers and small businesses. Transaction Holdings’ results of operations have been included in the Company’s operations since the date of its acquisition. The allocation of the purchase price is complete and resulted in identified intangible assets of $9.0, goodwill of $2.8 and net deferred tax liabilities of $2.8.

Acquisition of Data Management

In February 2008, Scantron purchased all of the limited liability membership interests of Data Management I LLC (“Data Management”) for $218.7 in cash after giving effect to working capital adjustments of $1.6 (the “Data Management Acquisition”). Data Management’s results of operations have been included in the Company’s operations since the date of the Data Management Acquisition. Fees and expenses of $4.6 related to the Data Management Acquisition were capitalized in the purchase price. The capitalized fees and expenses include $2.0 paid to MacAndrews & Forbes Holdings Inc. (which, as of December 31, 2010, beneficially owned approximately 43.4% of the outstanding M & F Worldwide common stock) for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition (see Note 17). The acquisition combined complementary products and services of Scantron and Data Management, resulting in an expanded offering of products and services to their respective customers. The Company financed the Data Management Acquisition and related fees and expenses with cash on hand.

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

As part of the application of purchase accounting, inventory of Data Management was increased by $0.4 due to a fair value adjustment. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the related inventory was sold during 2008.

Also as part of the application of purchase accounting, deferred revenue of Data Management was decreased by $1.4 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenue being recognized over the related earnings period (of which $0.2, $0.2 and $1.0 was reflected as reduced revenues during 2010, 2009 and 2008, respectively).

4.	Inventories

Inventories consist of the following:

	December 31,
	2010	2009

Finished goods	$8.8	$9.8
Work-in-progress	8.7	9.5
Raw materials	14.1	13.2

	$31.6	$32.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2010	2009

Machinery and equipment	$101.4	$110.3
Computer software and hardware	153.0	134.0
Leasehold improvements	26.3	28.5
Buildings and improvements	33.3	33.6
Furniture, fixtures and transportation equipment	15.7	15.2
Land	9.1	10.1
Construction-in-progress	15.0	13.9

	353.8	345.6
Accumulated depreciation	(210.4)	(184.5)

	$143.4	$161.1

Depreciation expense was $48.9, $57.9 and $66.6 for the years ended December 31, 2010, 2009 and 2008, respectively, and includes the depreciation of the Company’s capital leases. Capitalized lease equipment was $11.6 and $10.6 at December 31, 2010 and 2009, respectively, and the related accumulated depreciation was $7.7 and $5.9 at December 31, 2010 and 2009, respectively.

Construction-in-progress mainly consists of investments in Harland Clarke’s information technology infrastructure, contact centers, production bindery and delivery systems. During 2010, a non-cash impairment charge of $1.7 was recorded related to the abandonment of a development project.

6.	Assets Held For Sale

At December 31, 2010, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed

Atlanta, GA	Operations support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010

During 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company’s plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During 2010, non-cash impairment charges of $0.9 were recorded to adjust the carrying values of the facilities to reflect an updated estimate of the fair values less costs to sell based on updated broker opinions of value. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.

In 2008, the Company recorded $0.5 in non-cash impairment charges related to print facilities held for sale. One of the facilities was subsequently sold for its carrying value of $2.8. In 2008, the Company also recorded a $0.2 non-cash impairment charge related to the operations support facility.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The impairment charges recorded in 2010 and 2008 are included in asset impairment charges in the accompanying consolidated statements of income.

Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	December 31,
	2010	2009

Land	$1.5	$1.4
Buildings and improvements	1.9	3.5

	$3.4	$4.9

7.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill by business segment for the years ended December 31, 2010 and 2009 is as follows:

		Harland
	Harland	Financial
	Clarke	Solutions	Scantron	Total

Balance as of December 31, 2008	$772.3	$425.0	$268.2	$1,465.5
2009 acquisitions	7.2	—	—	7.2
Adjustments to goodwill	(0.1)	—	0.3	0.2
Effect of exchange rate changes	—	0.2	0.1	0.3

Balance as of December 31, 2009	$779.4	$425.2	$268.6	$1,473.2
2010 acquisitions	—	27.5	26.6	54.1
Effect of exchange rate changes	—	(0.5)	—	(0.5)

Balance as of December 31, 2010	$779.4	$452.2	$295.2	$1,526.8

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life	December 31,	December 31,	December 31,	December 31,
	(in years)	2010	2009	2010	2009

Amortized intangible assets:
Customer relationships	3-20	$1,242.5	$1,233.4	$349.5	$260.5
Trademarks and tradenames	2-25	155.0	154.5	12.3	3.4
Software and other	2-10	71.9	65.1	37.4	28.2
Patents and patents pending	3-20	21.9	20.0	5.7	4.0

		1,491.3	1,473.0	404.9	296.1

Indefinite-lived intangible assets:
Tradename		11.0	11.0	—	—

Total other intangible assets		$1,502.3	$1,484.0	$404.9	$296.1

Amortization expense was $109.0, $104.2 and $97.9 for the years ended December 31, 2010, 2009 and 2008, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Spectrum K12 acquisition was 7.5 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the Spectrum K12 acquisition was as follows: customer relationships — 9.0 years, trademarks and tradenames — 3.0 years and software — 5.8 years.

The weighted average amortization period for all amortizable intangible assets recorded in connection with the Parsam acquisition was 6.4 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the Parsam acquisition was as follows: customer relationships — 7.0 years, trademarks and tradenames — 5.0 years and software — 5.0 years.

Estimated annual aggregate amortization expense for intangible assets through December 31, 2015 is as follows:

2011	$103.8
2012	98.3
2013	88.4
2014	80.1
2015	74.3

As a result of the 2009 annual impairment test for indefinite-lived tradenames, the Company determined the fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that are projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 ($33.4 for the Harland Clarke segment, $10.6 for the Harland Financial Solutions segment and $0.2 for the Scantron segment) was recorded in the fourth quarter of 2009 based on the fair value of the Harland Clarke tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to a life of 25 years. This impairment charge was included in asset impairment charges in the accompanying consolidated statements of income for 2009. The charge did not affect consolidated cash flows, current liquidity, capital resources or covenants under existing credit facilities. The remaining balance of $145.8 for the Harland Clarke tradename was reclassified from indefinite-lived tradenames to amortized tradenames in the table of intangible assets above. The Company began to amortize this intangible asset on an undiscounted cash flow basis in the fourth quarter of 2009 resulting in additional amortization expense of $1.3 in 2009 and $8.0 in 2010.

During 2008, the Company experienced further declines in customer revenues from Alcott Routon operations and assessed the customer relationship intangible asset for impairment. As a result, the Company calculated the estimated fair value and wrote off the customer relationship intangible asset, which was in excess of fair value. The associated non-cash impairment charge of $0.5 was included in asset impairment charges in the accompanying consolidated statements of income for 2008.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

8.	Income Taxes

Information pertaining to the Company’s income before income taxes and the applicable provision for income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008

Income (loss) before income taxes:
Domestic	$185.6	$184.0	$88.4
Foreign	(3.6)	(4.5)	(8.2)

Total income before income taxes	$182.0	$179.5	$80.2

Provision for income taxes:
Current:
Federal	$83.8	$76.0	$58.1
State and local	15.8	14.5	6.7
Foreign	0.1	0.1	0.1

	99.7	90.6	64.9

Deferred:
Federal	(28.7)	(20.8)	(29.5)
State and local	(3.0)	(3.2)	(0.9)
Foreign	(0.2)	0.8	(1.5)

	(31.9)	(23.2)	(31.9)

Total provision for income taxes	$67.8	$67.4	$33.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

Current:
Prepaid advertising	$(1.7)	$(1.3)
Deferred revenues	8.1	6.8
Net operating loss carryforwards	0.2	0.3
Accrued expenses and other liabilities	20.4	14.7

Net current deferred tax asset	27.0	20.5
Valuation allowance	(7.1)	(1.9)

	19.9	18.6
Long-term:
Property, plant and equipment	(5.7)	(7.7)
Postretirement benefits obligation	3.9	7.9
Deferred compensation	3.2	3.0
Intangible assets	(387.1)	(414.2)
Net operating loss carryforwards	21.1	5.1
Interest rate swap liability	6.9	3.1
Deferred gain on debt repurchases	(25.4)	(24.9)
Other	3.4	15.5

Net long-term tax liability	(379.7)	(412.2)
Valuation allowance	(9.8)	(3.1)

	(389.5)	(415.3)

Net deferred tax liabilities	$(369.6)	$(396.7)

At December 31, 2010, the Company had domestic federal net operating loss (“NOL”) carryforwards of $44.1, which expire between 2021 and 2029. The federal NOL carryforwards relate to acquisitions and therefore are subject to annual limitations under Internal Revenue Code Section 382, which generally restricts the amount of a corporation’s taxable income that can be offset by a taxpayer’s NOL carryforwards in taxable years after a change in ownership has occurred.

The Company had domestic state net operating loss carryforwards totaling $2.2 (tax effected), with $0.5 expiring in 2011-2020 and the remainder expiring beyond 2020. In addition, the Company had foreign net operating loss carryforwards of $16.0 for Ireland, which have no expiration dates.

The Company has established a valuation allowance for certain federal, state and foreign net operating loss and tax credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2010, there was a valuation allowance of $16.9 for such items. The valuation allowance for deferred tax assets increased by $11.9 during 2010. The increase in this allowance was due to a valuation allowance of approximately $12.5 established in connection with the Spectrum K12 acquisition and a release of a valuation allowance of $0.6 related to marketable securities.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The effective tax rate varies from the current statutory federal income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State and local taxes	4.1%	3.4%	3.9%
Foreign rate differential	0.1%	0.4%	2.1%
Foreign loss for which no benefit was recorded	0.6%	1.0%	—
Uncertain tax positions	(1.2)%	(2.0)%	—
Other	(1.3)%	(0.3)%	0.1%

	37.3%	37.5%	41.1%

The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 whereby M & F Worldwide files consolidated federal income tax returns on the Company’s behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide. Under the tax sharing agreement, the Company makes periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that the Company would have had for each taxable period if the Company had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each year that the Company is included in any such group for foreign, state or local tax purposes. During 2010, 2009 and 2008, the Company made net payments to M & F Worldwide of $83.5, $79.4 and $57.4, respectively, under the tax sharing agreement. At the end of 2010 and 2009, the Company had net receivables of $7.0 and $8.3, respectively, relating to the tax sharing agreements.

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

In connection with the 2005 acquisition of Clarke American Corp., Honeywell International Inc. (“Honeywell”) agreed to indemnify M & F Worldwide and its affiliates, including the Company, for certain income tax liabilities that arose prior to the acquisition of Clarke American and M & F Worldwide has agreed to reimburse to the Company an amount equal to 100% of any payment received (unless M & F Worldwide incurs any such liabilities directly).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance at January 1	$13.6	$18.6	$19.3
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions for prior years	0.6	1.7	—
Reductions for tax positions for prior years	(2.2)	(6.7)	(0.7)
Settlements	—	—	—

Balance at December 31	$12.0	$13.6	$18.6

Of the amounts reflected in the table above at December 31, 2010 and 2009, there were $4.6 and $5.3 of tax benefits that, if recognized in 2010 and 2009, respectively, would have reduced the Company’s annual effective tax rate. The Company had accrued interest and penalties of approximately $6.0 and $6.9 as of December 31, 2010 and 2009, respectively. The Company records both accrued interest and penalties related to income tax matters, which is not significant, in the provision for income taxes in the accompanying consolidated statements of income. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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

The Company, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to the plans totaled $13.2, $14.5 and $15.9 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.6 and $6.5 at December 31, 2010 and 2009, respectively. Accretion expense recognized for these agreements was not significant.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

During 2010, the Company amended the medical plan for benefits to be provided after December 31, 2010 for retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000. As a result of these amendments, the Company remeasured its accumulated postretirement benefit obligation (“APBO”) as of September 30, 2010. The remeasurement reflected a new discount rate of 5.00% and resulted in a $7.0 decrease in the APBO and the offsetting amount was recorded in other comprehensive income.

As of December 31, 2010 and 2009, the APBO was $10.1 and $18.9, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company contributed $0.5, $1.2 and $1.5, respectively, to these plans. The Company expects to contribute $0.6 to these plans in 2011.

The following table presents the beginning and ending balances of the APBO, the changes in the APBO, and reconciles the plans’ status to the accrued postretirement healthcare and life insurance liability reflected on the accompanying consolidated balance sheets as of December 31, 2010 and 2009:

	2010	2009

APBO at beginning of year	$18.9	$17.5
Changes in APBO:
Interest cost	0.9	1.0
Benefits paid	(1.5)	(2.4)
Retiree contributions	0.9	1.1
Health benefits subsidy	0.1	0.1
Actuarial (gain) loss	(0.6)	1.6
Plan amendment	(8.6)	—

APBO at end of year	$10.1	$18.9

Included in accrued salaries, wages and employee benefits	$0.6	$1.2
Included in other liabilities	9.5	17.7

APBO at end of year	$10.1	$18.9

The following table presents the changes in the fair value of plan assets and the funded status for the periods presented:

	2010	2009

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.5	1.2
Retiree contributions	0.9	1.1
Health benefits subsidy	0.1	0.1
Benefits paid	(1.5)	(2.4)

Fair value of plan assets at end of year	$—	$—

Funded status	$(10.1)	$(18.9)

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

As of December 31, 2010 and 2009, amounts recognized in accumulated other comprehensive (loss) income, which have not yet been recognized as a component of net postretirement benefit cost, consist of:

	2010	2009

Unrecognized prior service credits	$(8.5)	$—
Unrecognized actuarial net loss	1.9	2.6

	$(6.6)	$2.6

Net periodic postretirement benefit costs for these plans were as follows:

	Year Ended December 31,
	2010	2009	2008

Interest on accumulated postretirement benefit obligation	$0.9	$1.0	$0.9
Amortization of prior service credits	(0.1)	—	—
Amortization of net actuarial loss	0.1	—	—

Net postretirement benefit cost	0.9	1.0	0.9
Other changes in benefit obligations recognized in other comprehensive income:
Unrecognized actuarial net (gain) loss	(0.6)	1.6	2.5
Amortization of net actuarial loss	(0.1)	—	—
Prior service credits	(8.6)	—	—
Amortization of prior service credits	0.1	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$(8.3)	$2.6	$3.4

The weighted average discount rates used to determine benefit obligations as of December 31, 2010 and 2009 were 5.25% and 5.75%, respectively. The weighted average discount rates used to determine the net periodic postretirement benefit cost for 2010 and 2009 were 5.75% and 6.0% , respectively. The annual healthcare cost trend rates used for 2011 to determine benefit obligations at December 31, 2010 were assumed to be 9.0%. The estimated annual healthcare cost trend rates grade down gradually to 4.75% at 2018. Participant contributions are assumed to increase with healthcare cost trend rates.

The healthcare cost trend rate assumptions, which are net of participant contributions, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total interest cost for 2010	$—	$—
Effect on postretirement benefit obligation at December 31, 2010	0.2	(0.2)

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following reflects the estimated future benefit payments, net of estimated participant contributions:

2011	$0.6
2012	0.6
2013	0.6
2014	0.6
2015	0.6
2016-2020	3.2

During 2009 and 2008 there were no reclassification adjustments or amortization of the actuarial (loss) gain. In 2011, amortization of accumulated actuarial net loss and prior service credits will result in a $0.4 reduction in net periodic postretirement benefit cost.

11.	Long-Term Debt

	December 31,
	2010	2009

$1,900.0 Senior Secured Credit Facilities	$1,737.0	$1,755.0
Senior Floating Rate Notes due 2015	206.8	206.8
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Capital lease obligations and other indebtedness	4.6	5.7

	2,219.7	2,238.8
Less: current maturities	(19.4)	(19.5)

Long-term debt, net of current maturities	$2,200.3	$2,219.3

$1,900.0 Senior Secured Credit Facilities

On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1,800.0 senior secured term loan (the “Term Loan”), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company’s excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the “Revolver”) that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at December 31, 2010. As of December 31, 2010, there were no outstanding borrowings under the Revolver and there was $91.8 available for borrowing (giving effect to the issuance of $8.2 of letters of credit).

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The Credit Agreement has a commitment fee of 0.50% for the unused portion of the Revolver and a weighted average commitment fee of 2.52% for issued letters of credit. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon the Company achieving certain consolidated leverage ratios.

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

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, commencing in 2009 with respect to fiscal year 2008, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). An excess cash flow payment of approximately $3.5 will be paid in 2011 with respect to 2010 and will be applied against other mandatory payments due in 2011 under the terms of the Credit Agreement. No such excess cash flow payment was required to be paid in 2010 with respect to 2009 and no such excess cash flow payment was required to be paid in 2009 with respect to 2008. Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Senior Notes due 2015

On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the “Floating Rate Notes”) and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the “Fixed Rate Notes” and, together with the Floating Rate Notes, the “2015 Senior Notes”). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the “Indenture”)), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at December 31, 2010. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company’s senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.

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

Gain on Early Extinguishment of Debt

During 2009, the Company extinguished debt with a total principal amount of $136.9 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6, resulting in a gain of $65.0 after the write-off of $4.3 of unamortized deferred financing fees related to the extinguished debt. The Company did not purchase any 2015 Senior Notes during 2010.

Capital Lease Obligations and Other Indebtedness

Subsidiaries of the Company have outstanding capital lease obligations and other indebtedness with principal balances totaling $4.6 and $5.7 at December 31, 2010 and 2009, respectively. These obligations have imputed interest rates ranging from 5.6% to 9.6% and have required payments, including interest of $1.7 in 2011, $1.3 in 2012, $1.2 in 2013, $0.9 in 2014 and $0.1 in 2015. During 2010 and 2009, a subsidiary of the Company entered into capital leases and other indebtedness totaling $0.4 and $5.1, respectively, and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.

Annual Maturities

Annual maturities of long-term debt during the next five years are as follows:

2011	$19.7
2012	19.3
2013	19.2
2014	1,683.9
2015	478.2

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

12.	Derivative Financial Instruments

Interest Rate Hedges

The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company’s risk on a portion of its variable-rate debt.

During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006. The hedges expired on June 30, 2009. The hedges swapped the underlying variable rate for a fixed rate of 4.992%.

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

The following table presents the fair values of these derivative instruments and the classification in the consolidated balance sheets:

Derivatives Designated
as Cash Flow		December 31,
Hedging Instruments:	Balance Sheet Classification	2010	2009

Interest rate swaps	Other current liabilities	$—	$6.3
	Other liabilities	17.8	7.9

Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company’s credit risk.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

These derivative instruments had no ineffective portions during 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Year Ended December 31,
	2010	2009	2010	2009
			Loss Reclassified from
			Accumulated Other
Derivatives Designated			Comprehensive Loss
as Cash Flow	Loss Recognized in		into Interest
Hedging Instruments:	Other Comprehensive Income		Expense

Interest rate swaps	$23.3	$18.3	$19.7	$31.6

The Company expects to reclassify approximately $14.7 into net income as additional interest expense during the twelve months ending December 31, 2011.

The following table presents the balances and net changes in accumulated other comprehensive loss related to these derivative instruments, net of income taxes:

Balances and Net Changes:	2010	2009

Balance at the beginning of the period	$8.6	$16.8
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $7.7 and $12.2	(12.0)	(19.4)
Net change in fair value of interest rate swaps, net of taxes of $9.0 and $7.1	14.3	11.2

Balance at end of period	$10.9	$8.6

13.	Fair Value Measurements

Nonrecurring Fair Value Measurements

The following table presents the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during 2009:

	Fair Value at
	November 1,				Impairment
	2009	(Level 1)	(Level 2)	(Level 3)	Charges

Indefinite-lived trademarks and tradenames	$156.8	$—	$—	$156.8	$44.2

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Recurring Fair Value Measurements

Fair values of financial instruments subject to recurring fair value measurements as of December 31, 2010 and 2009 are as follows:

	Balance at
	December 31,
	2010	(Level 1)	(Level 2)	(Level 3)

Corporate equity securities	$13.1	$13.1	$—	$—
Liability for interest rate swaps	17.8	—	17.8	—
Liability for contingent consideration related to business combinations	8.2	—	—	8.2

	Balance at
	December 31,
	2009	(Level 1)	(Level 2)	(Level 3)

United States treasury securities	$24.6	$24.6	$—	$—
Corporate equity securities	1.9	1.9	—	—
Liability for interest rate swaps	14.2	—	14.2	—
Liability for contingent consideration related to business combinations	1.8	—	—	1.8

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

The following table presents the Company’s liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,	December 31,
	2010	2009

Balance at beginning of period	$1.8	$—
Transfers to Level 3	—	—
Businesses acquired	6.8	1.8
Compensation expense recorded in selling, general and administrative expenses	0.5	—
Gain recorded in selling, general and administrative expenses	(0.2)	—
Payment on contingent consideration arrangement	(0.7)	—

Balance at end of period	$8.2	$1.8

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at December 31, 2010 and 2009 was approximately $2,009.2 and $1,912.5, respectively. The carrying value of long-term debt at December 31, 2010 and 2009 was $2,219.7 and $2,238.8, respectively.

14.	Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Balance at December 31, 2010:
Corporate equity securities	$0.3	$12.9	$(0.1)	$13.1
Balance at December 31, 2009:
United States treasury securities	$24.6	$—	$—	$24.6
Corporate equity securities	0.3	1.7	(0.1)	1.9

Total marketable securities	$24.9	$1.7	$(0.1)	$26.5

During 2010, the Company sold its investment in United States treasury securities, which were to mature in 2012, for $24.7 in cash and recognized a gain of $0.1.

The following presents the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less than 12 Months		More than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

At December 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1
At December 31, 2009:
Corporate equity securities	$—	$—	$0.1	$0.1

The Company has determined that the gross unrealized losses on its corporate equity securities at December 31, 2010 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at December 31, 2010.

15.	Restructuring

Harland Clarke and Corporate

During 2007, as a result of the acquisition of Harland, the Company adopted a plan to restructure its business. The plan focused on improving operating margin through consolidating facilities and reducing duplicative expenses, such as selling, general and administrative, executive and shared services expenses. The Company’s plan primarily included workforce rationalization, facility closures, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company also adopted plans during 2008, 2009 and 2010 to realize additional cost savings in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions. Due to

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

these actions, the Company recorded impairment charges of $1.0 to adjust the carrying value of an owned facility to its estimated fair value in 2008 and $0.6 to adjust the carrying value of other property, plant and equipment in 2010. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of income for 2008 and 2010, respectively. The Company also recorded restructuring liabilities in connection with the Transaction Holdings Acquisition of $1.5 in 2008. The liabilities were reduced by $1.1 and $0.2 in 2009 and 2010, respectively, of which, $0.6 is reflected as 2009 non-cash utilization in the table below.

The following table details the components of the Company’s restructuring accruals under its plans related to the Harland Clarke segment and Corporate for 2010, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase			Non-cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	Utilization	Balance

Year Ended December 31, 2010:
Severance and severance-related	$2.5	$—	$5.1	$(6.1)	$—	$1.5
Facilities closures and other costs	2.5	—	7.2	(2.5)	(2.7)	4.5

Total	$5.0	$—	$12.3	$(8.6)	$(2.7)	$6.0

Year Ended December 31, 2009:
Severance and severance-related	$7.4	$—	$18.1	$(23.0)	$—	$2.5
Facilities closures and other costs	2.3	—	7.6	(2.8)	(4.6)	2.5

Total	$9.7	$—	$25.7	$(25.8)	$(4.6)	$5.0

Year Ended December 31, 2008:
Severance and severance-related	$8.5	$1.8	$7.0	$(9.9)	$—	$7.4
Facilities closures and other costs	2.9	0.8	1.3	(1.7)	(1.0)	2.3

Total	$11.4	$2.6	$8.3	$(11.6)	$(1.0)	$9.7

The non-cash utilization of $1.0, $4.6 and $2.7 in 2008, 2009 and 2010, respectively in the table above, includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $2.0 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.

Harland Financial Solutions

During 2007, as a result of the acquisition of Harland, the Company adopted a plan to restructure the Harland Financial Solutions segment, focused on improving operating margins primarily through consolidating facilities and rationalizing the workforce.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table details the Company’s restructuring accruals related to the Harland Financial Solutions segment for 2010, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase			Non-cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	Utilization	Balance

Year Ended December 31, 2010:
Severance and severance-related	$1.0	$—	$0.7	$(1.6)	$—	$0.1
Facilities and other costs	0.1	—	2.1	(0.1)	0.1	2.2

Total	$1.1	$—	$2.8	$(1.7)	$0.1	$2.3

Year Ended December 31, 2009:
Severance and severance-related	$1.4	$—	$3.3	$(3.7)	$—	$1.0
Facilities and other costs	0.7	—	0.5	(1.1)	—	0.1

Total	$2.1	$—	$3.8	$(4.8)	$—	$1.1

Year Ended December 31, 2008:
Severance and severance-related	$0.7	$(0.1)	$3.9	$(3.1)	$—	$1.4
Facilities and other costs	1.7	(0.4)	—	(0.6)	—	0.7

Total	$2.4	$(0.5)	$3.9	$(3.7)	$—	$2.1

The Company currently does not expect to incur significant additional costs related to these plans, which is subject to refinement as the reorganization progresses.

Scantron

As a result of the Data Management Acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition as of March 31, 2009.

The Company also adopted plans during 2009 and 2010 to realize additional cost savings in the Scantron segment by further consolidation of operations and elimination of certain selling, general and administrative expenses.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table details the components of the Company’s restructuring accruals related to the Scantron segment for 2010, 2009 and 2008:

		Established in
		Acquisition
	Beginning	Purchase			Non-cash	Ending
	Balance	Accounting	Expensed	Paid in Cash	Utilization	Balance

Year Ended December 31, 2010:
Severance and severance-related	$0.5	$—	$2.5	$(2.9)	$—	$0.1
Facilities and other costs	—	—	4.7	(1.2)	0.2	3.7

Total	$0.5	$—	$7.2	$(4.1)	$0.2	$3.8

Year Ended December 31, 2009:
Severance and severance-related	$1.0	$—	$2.7	$(3.0)	$(0.2)	$0.5
Facilities and other costs	—	—	0.3	—	(0.3)	—

Total	$1.0	$—	$3.0	$(3.0)	$(0.5)	$0.5

Year Ended December 31, 2008:
Severance and severance-related	$—	$2.5	$2.3	$(3.8)	$—	$1.0
Facilities and other costs	—	—	0.1	(0.1)	—	—

Total	$—	$2.5	$2.4	$(3.9)	$—	$1.0

Restructuring accruals for all of the segments’ plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.

16.	Commitments and Contingencies

Lease and Purchase Commitments

The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2020. Certain leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2010, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2011	$27.0
2012	23.7
2013	18.5
2014	15.2
2015	8.6
Thereafter	19.6

Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $0.2.

Total operating lease expense, excluding operating lease expense included in restructuring costs was $22.4, $23.8 and $24.5 for the years ended December 31, 2010, 2009 and 2008, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

At December 31, 2010, the Company had obligations to purchase approximately $16.2 of raw materials.

Honeywell Indemnification

Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company’s business. In the stock purchase agreement executed in connection with the acquisition of the Company by M & F Worldwide in 2005, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. See Note 8 for certain tax matters indemnified by Honeywell.

Other

A series of commercial borrowers in eight states that allegedly obtained loans from banks employing HFS’s LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the “365/360” method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.

Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, environmental, safety and health matters, employment matters and other matters. The Company is also involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company’s financial position or results of operations.

17.	Transactions with Related Parties

The Company participates in MacAndrews & Forbes Holdings Inc.’s directors and officer’s insurance program, which covers the Company as well as MacAndrews & Forbes Holdings Inc. and its other affiliates. MacAndrews & Forbes Holdings Inc. directly and indirectly beneficially owned, as of December 31, 2010, approximately 43.4% of outstanding common stock of M & F Worldwide. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes Holdings Inc. for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2010 and 2009, the Company recorded prepaid expenses of $0.1 and $0.4, respectively, relating to the directors and officers insurance program in the accompanying consolidated balance sheets. The Company paid $0.0, $0.1 and $0.3 to MacAndrews & Forbes Holdings Inc. in 2010, 2009 and 2008, respectively, under the insurance program.

Notes Receivable

In 2008, the Company acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. (“Delphax”), the supplier of Imaggia printing machines and related supplies and service for

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein, that matures in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax’s assets. The revolving facility has a borrowing base calculated based on Delphax’s eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N.A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash, or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the senior secured credit facility and note, the Company also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010.

During 2010, the Company received $3.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $4.0 and $0.0, respectively, at December 31, 2010. During 2009, the Company received $15.0 in payments and released $9.8 in draws on the revolver, bringing the principal balance of the note and the senior secured credit facility to $7.0 and $0.0, respectively, at December 31, 2009. The outstanding balance on the note is included in other assets in the accompanying consolidated balance sheets. Interest income of $0.4, $0.8 and $0.4 was recorded in 2010, 2009 and 2008, respectively.

Other

The Company expensed $2.7 annually during 2010, 2009 and 2008 for services provided to the Company by M & F Worldwide. These amounts are reflected in selling, general and administrative expenses.

In 2010 and 2009, the Company paid cash dividends of $31.2 and $41.3, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company’s debt agreements.

As discussed in Note 3, the Company paid $2.0 in February 2008 to MacAndrews & Forbes Holdings Inc. for its services related to sourcing, analyzing, negotiating and executing the Data Management Acquisition.

As discussed in Note 8, the Company made net payments to and had net receivables with M & F Worldwide related to a tax sharing agreement.

18.	Significant Customers

The Company’s top 20 clients accounted for approximately 32% of the Company’s consolidated net revenues during each of the years ended December 31, 2010, 2009 and 2008, with sales to Bank of America and Wells Fargo representing a significant portion of such revenues in the Harland Clarke segment.

19.	Business Segment Information

The Company has organized its business along three reportable segments together with a corporate group for certain support services. The Company’s operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•	Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers, as well as consumers and small businesses. This segment operates in the United States and Puerto Rico.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

•	Harland Financial Solutions segment — Provides technology products and services to financial services clients worldwide. This segment operates primarily in the United States, Israel, Ireland and India.

•	Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates in the United States and Canada.

Selected summarized financial information for 2010, 2009 and 2008 is as follows:

		Harland
	Harland	Financial		Corporate
	Clarke(1)	Solutions(2)	Scantron(3)	and Other(4)	Total

Product revenues, net:
2010	$1,156.6	$72.0	$116.2	$—	$1,344.8
2009	1,216.8	73.0	123.2	—	1,413.0
2008	1,280.5	79.9	126.5	—	1,486.9
Service revenues, net:
2010	$34.3	$210.7	$81.4	$—	$326.4
2009	9.2	205.9	84.2	—	299.3
2008	9.6	213.8	84.3	—	307.7
Intersegment revenues:
2010	$0.3	$—	$6.1	$(6.4)	$—
2009	—	—	0.6	(0.6)	—
2008	0.3	—	0.5	(0.8)	—
Operating income (loss):(5)
2010	$238.0	$48.6	$25.3	$(15.2)	$296.7
2009	195.8	32.8	34.5	(12.8)	250.3
2008	217.1	34.1	28.4	(14.8)	264.8
Depreciation and amortization (excluding amortization of deferred financing fees):
2010	$103.2	$28.5	$26.2	$—	$157.9
2009	109.3	26.9	25.9	—	162.1
2008	112.5	28.7	23.3	—	164.5
Non-cash asset impairment charges:
2010	$3.7	$—	$—	$—	$3.7
2009	33.6	10.6	0.2	—	44.4
2008	2.4	—	—	—	2.4
Capital expenditures (excluding capital leases):
2010	$24.0	$8.3	$6.3	$—	$38.6
2009	28.3	6.5	7.4	—	42.2
2008	32.2	4.0	12.0	—	48.2
Total assets:
December 31, 2010	$987.8	$342.0	$311.6	$1,694.7	$3,336.1
December 31, 2009	1,070.3	327.0	290.3	1,564.4	3,252.0

(1)	Includes results of the acquired Transaction Holdings, Protocol IMS and SubscriberMail businesses from the date of acquisition.

(2)	Includes results of the acquired Parsam business from the date of acquisition.

(3)	Includes results of the acquired Data Management and Spectrum K12 businesses from the date of acquisition.

(4)	Total assets include goodwill of $1,526.8 and $1,473.2 as of December 31, 2010 and 2009, respectively, which is not assigned to the operating segments.

(5)	Includes restructuring costs of $22.3, $32.5 and $14.6 for 2010, 2009 and 2008, respectively (see Note 15) and non-cash impairment charges of $3.7, $44.4 and $2.4 for 2010, 2009 and 2008, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

20.	Subsequent Event

Acquisition

On December 15, 2010, Scantron entered into a securities purchase agreement with KUE Digital International LLC pursuant to which Scantron would purchase all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as “GlobalScholar”) for $140.0 in cash, subject to post-closing adjustments, and a contingent payment of up to $20.0 in cash, which would be dependent upon the achievement of certain revenue targets during calendar year 2011. GlobalScholar’s instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar’s instructional management platform complements Scantron’s testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron’s web-based education solutions. Scantron completed the acquisition of GlobalScholar on January 3, 2011 for $135.4 in cash, net of cash acquired and after giving effect to preliminary working capital adjustments, and subject to post-closing adjustments. The Company financed the acquisition and related fees and expenses with cash on hand. Due to the timing of the acquisition, preliminary accounting for the business combination is not complete. Financial results for GlobalScholar will be included in the Company’s results of operations beginning in the first quarter of 2011.

Schedule II — Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2010, 2009 and 2008.

	Beginning	Amounts	Balance	Ending
	Balance	Reserved	Written Off	Balance

Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves
December 31, 2010	$3.0	$4.0	$4.2	$2.8
December 31, 2009	$2.8	$7.6	$7.4	$3.0
December 31, 2008	$2.4	$8.0	$7.6	$2.8