Form 10-Q
period 2011-06-30
HARLAND CLARKE HOLDINGS CORP
filed 2011-08-04
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 333-133253

HARLAND CLARKE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-1696500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10931 Laureate Drive, San Antonio, TX	78249
(Address of principal executive offices)	(Zip code)
(210) 697-8888
(Registrant's telephone number, including area code)

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
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑

As of July 31, 2011, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

* The registrant is not required to file this Quarterly Report on Form 10-Q or other reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Harland Clarke Holdings Corp.'s senior notes due 2015.

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142.7	$211.5
Accounts receivable (net of allowances of $2.7 and $2.8)	124.0	124.7
Inventories	30.7	31.6
Income taxes receivable	9.4	9.3
Deferred tax assets	19.6	19.9
Prepaid expenses and other current assets	60.8	56.0
Total current assets	387.2	453.0
Property, plant and equipment	373.9	353.8
Less accumulated depreciation	(226.1)	(210.4)
Property, plant and equipment, net	147.8	143.4
Goodwill	1,618.2	1,526.8
Other intangible assets, net	1,131.6	1,097.4
Contract acquisition payments, net	37.3	27.2
Other assets	72.6	88.3
Total assets	$3,394.7	$3,336.1
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$40.6	$36.0
Deferred revenues	134.8	128.9
Current maturities of long-term debt	19.0	19.4
Accrued liabilities:
Salaries, wages and employee benefits	47.1	73.1
Income and other taxes payable	19.5	13.4
Customer incentives	35.2	29.0
Payable to parent	0.3	0.7
Other current liabilities	41.9	27.5
Total current liabilities	338.4	328.0
Long-term debt	2,190.9	2,200.3
Deferred tax liabilities	380.3	389.5
Other liabilities	95.0	79.5
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	237.5	181.0
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	1.1	(0.1)
Unrecognized amounts included in postretirement obligations	3.9	4.0
Derivative fair-value adjustments	(9.4)	(10.9)
Unrealized gains on investments, net	—	7.8
Total accumulated other comprehensive (loss) income, net of taxes	(4.4)	0.8
Total stockholder's equity	390.1	338.8
Total liabilities and stockholder's equity	$3,394.7	$3,336.1
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product revenues, net	$325.1	$340.1	$649.1	$690.3
Service revenues, net	80.6	83.2	160.5	163.0
Total net revenues	405.7	423.3	809.6	853.3
Cost of products sold	197.6	197.1	394.7	403.7
Cost of services provided	39.2	44.1	78.9	85.0
Total cost of revenues	236.8	241.2	473.6	488.7
Gross profit	168.9	182.1	336.0	364.6
Selling, general and administrative expenses	99.2	98.4	200.9	194.5
Asset impairment charges	1.0	0.6	2.3	0.6
Restructuring costs	3.7	7.0	6.0	10.2
Operating income	65.0	76.1	126.8	159.3
Interest income	0.1	0.2	0.2	0.4
Interest expense	(27.4)	(30.3)	(54.6)	(60.2)
Other income, net	13.2	0.1	13.2	0.1
Income before income taxes	50.9	46.1	85.6	99.6
Provision for income taxes	17.8	18.1	29.1	39.4
Net income	$33.1	$28.0	$56.5	$60.2
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$56.5	$60.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.9	25.5
Amortization of intangible assets	60.1	54.3
Amortization of deferred financing fees	3.5	3.5
Gain on sale of marketable securities	(13.2)	(0.1)
Deferred income taxes	(21.1)	(17.5)
Asset impairments	2.3	0.6
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	2.8	(8.2)
Inventories	1.0	1.3
Prepaid expenses and other assets	(4.8)	(4.0)
Contract acquisition payments, net	(10.1)	(1.2)
Accounts payable and accrued liabilities	(22.0)	10.5
Deferred revenues	9.9	2.5
Income and other taxes	5.3	9.2
Payable to parent	(0.4)	—
Other, net	0.2	1.8
Net cash provided by operating activities	90.9	138.4
Investing activities
Purchase of business, net of cash acquired	(134.9)	—
Additional purchase price consideration for previous acquisition	(0.2)	—
Net repayments of related party notes receivable	1.0	3.0
Proceeds from sale of property, plant and equipment	0.1	2.5
Proceeds from sale of marketable securities	13.4	24.7
Capital expenditures	(25.0)	(14.6)
Capitalized interest	(0.1)	—
Other, net	(3.7)	(1.3)
Net cash (used in) provided by investing activities	(149.4)	14.3
Financing activities
Payments of contingent consideration arrangements	(0.3)	—
Repayments of credit agreements and other borrowings	(10.0)	(10.0)
Net cash used in financing activities	(10.3)	(10.0)
Net (decrease) increase in cash and cash equivalents	(68.8)	142.7
Cash and cash equivalents at beginning of period	211.5	63.9
Cash and cash equivalents at end of period	$142.7	$206.6
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$50.9	$56.4
Income taxes, net of refunds	44.4	44.0

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)
(unaudited)

1. Description of the Business and Basis of Presentation
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), purchased 100% of the capital stock of Novar USA Inc. ("Novar"). Novar was renamed Clarke American Corp. ("Clarke American") which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company ("Harland") and changed its name on May 2, 2007 from Clarke American to Harland Clarke Holdings.
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
The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron's solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms and related field maintenance services.
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition.
The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company and has no independent assets at June 30, 2011 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
See Note 3 for information regarding recent acquisitions.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2010 Annual Report on Form 10-K.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

2. Summary of Significant Accounting Policies
Reference is made to the significant accounting policies of the Company described in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the presentation of the consolidated financial statements in fiscal year 2011. These reclassifications had no effect on previously reported net income.
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
Recently Adopted Accounting Guidance
Effective January 1, 2011, the Company adopted new guidance for multiple-deliverable revenue arrangements and certain arrangements that include software elements. The new guidance for multiple-deliverable revenue arrangements requires entities to allocate revenue in an arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. It also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. Application of the new guidance did not have a material effect on the Company's financial statements.
The new guidance for certain arrangements that include software elements removes non-software components of tangible products and software components of tangible products that have software components essential to the functionality of the tangible product from the scope of software revenue recognition. The majority of the Company's software arrangements are not tangible products with software components. Application of the new guidance did not have a material effect on the Company's financial statements.
3. Acquisitions
Acquisition of GlobalScholar
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5, as described below, which resulted in total consideration of $153.4. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011. The transaction was accounted for as a business combination and GlobalScholar's results of operations have been included in the Company's operations since the date of its acquisition.
The preliminary allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.2 is expected to be deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs through June 30, 2011 for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statements of income for the six months ended June 30, 2011 with the remainder having been expensed and included in selling, general and administrative expenses in the

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

fourth quarter of 2010.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of June 30, 2011, the contingent consideration liability was $19.2. The increase in fair value from the acquisition date was due to the passage of time which reduced the effect of discounting to present value.
The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.8 and $3.7 was reflected as a reduction of revenues for the three and six months ended June 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.
Acquisition of Parsam
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2, as described below, which resulted in total consideration of $34.0. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012. The transaction was accounted for as a business combination and Parsam's results of operations have been included in the Company's operations since the date of its acquisition.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $25.0, which may be payable upon the achievement of certain future revenue targets of Parsam measured during calendar years 2011 and 2012. The acquisition-date fair value of the contingent consideration arrangement was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain Parsam revenues for the measurement periods. During the first quarter of 2011, the Company identified a $1.6 decrease in the initial estimate of acquisition-date fair value of contingent consideration with a corresponding $1.6 decrease in goodwill. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of June 30, 2011, the contingent consideration liability was $0.6. The decrease in the estimate of contingent consideration fair value was due to the adjustment described above and a decrease in the projection of certain Parsam revenues for the measurement periods, partially offset by the passage of time which reduced the effect of discounting to present value.
The preliminary allocation of purchase price resulted in identified intangible assets of $7.8 and goodwill of $26.2. The goodwill arises because the total consideration for Parsam, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Harland Financial Solutions segment. Of the goodwill recognized, $23.1 is expected to be deductible for income tax purposes. The Company financed the Parsam acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. Acquisition-related fees and expenses were not material.
The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.4 and $0.7 was reflected as a reduction of revenues for the three and six months ended June 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Parsam acquisition on the consolidated results of operations were not material.
Acquisition of Spectrum K12
On July 21, 2010, Scantron acquired 100% of the equity of Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

software solutions. Spectrum K12's software solutions complement Scantron's software solutions for educational assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0, as described below, which resulted in total consideration of $32.7. The transaction was accounted for as a business combination and Spectrum K12's results of operations have been included in the Company's operations since the date of its acquisition.
The allocation of purchase price resulted in identified intangible assets of $6.6 and goodwill of $25.5. During the second quarter of 2011, the Company recorded additional deferred tax assets of $1.1 in accordance with current accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for Spectrum K12, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $1.5 is expected to be deductible for income tax purposes. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand. Acquisition-related fees and expenses were not material.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of June 30, 2011, the fair value of the contingent consideration arrangement was $0.0. The reduction in fair value from the acquisition date was the result of a decline in projected revenues during the measurement periods.
The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.6 and $1.6 was reflected as a reduction of revenues for the three and six months ended June 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables have been collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.
4. Inventories
Inventories consist of the following:

	June 30, 2011	December 31, 2010
Finished goods	$8.4	$8.8
Work-in-process	8.6	8.7
Raw materials	13.7	14.1
	$30.7	$31.6
5. Assets Held For Sale
At June 30, 2011, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
During 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company's plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During the three months ended June 30, 2010, non-cash impairment charges of $0.6 were

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

recorded to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	June 30, 2011	December 31, 2010
Land	$1.5	$1.5
Buildings and improvements	1.9	1.9
	$3.4	$3.4
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the six months ended June 30, 2011 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Total
Balance as of December 31, 2010	$779.4	$452.2	$295.2	$1,526.8
2010 acquisitions	—	(1.4)	(1.1)	(2.5)
2011 acquisition	—		93.1	93.1
Effect of exchange rate changes	—	0.6	0.2	0.8
Balance as of June 30, 2011	$779.4	$451.4	$387.4	$1,618.2
Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Amortized intangible assets:
Customer relationships	3 - 20	$1,313.8	$1,242.5	$398.5	$349.5
Trademarks and tradenames	2 - 25	157.5	155.0	16.5	12.3
Software and other	2 - 10	92.7	71.9	43.6	37.4
Patents and patents pending	3 - 20	21.5	21.9	6.3	5.7
		1,585.5	1,491.3	464.9	404.9
Indefinite-lived intangible assets:
Tradename		11.0	11.0	—	—
Total other intangible assets		$1,596.5	$1,502.3	$464.9	$404.9
Amortization expense was $30.1 and $60.1 for the three and six months ended June 30, 2011, respectively, and $27.2 and $54.3 for the three and six months ended June 30, 2010, respectively.
The weighted average amortization period for all amortizable intangible assets recorded in connection with the GlobalScholar acquisition was 5.3 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the GlobalScholar acquisition was as follows: customer relationships - 5.1 years, trademarks and tradenames - 5.0 years and software - 6.0 years.
Estimated aggregate amortization expense for intangible assets through December 31, 2015 is as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Six months ending December 31, 2011	$60.7
Year ending December 31, 2012	116.6
Year ending December 31, 2013	108.1
Year ending December 31, 2014	99.0
Year ending December 31, 2015	91.9
7. Business Segment Information
The Company has organized its business along three reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

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

•
Scantron segment — Provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates primarily in the United States, Canada and India.

Selected summarized financial information for the three months ended June 30, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions (1)	Scantron(2)	Corporate and Other(3)	Total
Product revenues, net:
Three months ended June 30, 2011	$278.2	$20.1	$26.8	$—	$325.1
Three months ended June 30, 2010	297.2	17.0	25.9	—	340.1
Service revenues, net:
Three months ended June 30, 2011	$4.4	$55.2	$21.0	$—	$80.6
Three months ended June 30, 2010	10.0	53.1	20.1	—	83.2
Intersegment revenues:
Three months ended June 30, 2011	$0.1	$—	$0.1	$(0.2)	$—
Three months ended June 30, 2010	0.1	—	3.1	(3.2)	—
Operating income (loss): (4)
Three months ended June 30, 2011	$63.8	$18.2	$(12.3)	$(4.7)	$65.0
Three months ended June 30, 2010	66.3	11.4	1.8	(3.4)	76.1
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended June 30, 2011	$23.0	$6.5	$11.1	$—	$40.6
Three months ended June 30, 2010	25.9	7.1	6.5	—	39.5
Capital expenditures (excluding capital leases):
Three months ended June 30, 2011	$9.3	$1.6	$3.3	$—	$14.2
Three months ended June 30, 2010	5.4	1.4	1.2	—	8.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the six months ended June 30, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions (1)	Scantron(2)	Corporate and Other(3)	Total
Product revenues, net:
Six months ended June 30, 2011	$553.5	$38.2	$57.4	$—	$649.1
Six months ended June 30, 2010	600.4	33.8	56.1	—	690.3
Service revenues, net:
Six months ended June 30, 2011	$8.5	$109.1	$42.9	$—	$160.5
Six months ended June 30, 2010	16.5	105.6	40.9	—	163.0
Intersegment revenues:
Six months ended June 30, 2011	$0.1	$—	$0.2	$(0.3)	$—
Six months ended June 30, 2010	0.1	—	3.2	(3.3)	—
Operating income (loss): (4)
Six months ended June 30, 2011	$119.6	$32.2	$(16.7)	$(8.3)	$126.8
Six months ended June 30, 2010	131.9	22.8	11.1	(6.5)	159.3
Depreciation and amortization (excluding amortization of deferred financing fees):
Six months ended June 30, 2011	$45.9	$13.1	$22.0	$—	$81.0
Six months ended June 30, 2010	52.7	14.2	12.9	—	79.8
Capital expenditures (excluding capital leases):
Six months ended June 30, 2011	$15.0	$3.3	$6.7	$—	$25.0
Six months ended June 30, 2010	9.8	2.3	2.5	—	14.6
Total assets:
June 30, 2011	$958.3	$302.7	$359.4	$1,774.3	$3,394.7
December 31, 2010	987.8	342.0	311.6	1,694.7	3,336.1
_______________________

(1)	Includes results of the acquired Parsam business from the date of acquisition.

(2)	Includes results of the acquired Spectrum K12 and GlobalScholar businesses from their respective dates of acquisition.

(3)	Total assets include goodwill of $1,618.2 and $1,526.8 as of June 30, 2011 and December 31, 2010, respectively, which is not assigned to the operating segments.

(4)
Includes restructuring costs of $3.7 and $7.0 for the three months ended June 30, 2011 and 2010, respectively, and $6.0 and $10.2 for the six months ended June 30, 2011 and 2010, respectively, (see Note 16) and non-cash impairment charges of $1.0 and $0.6 for the three months ended June 30, 2011 and 2010, respectively, and $2.3 and $0.6 for the six months ended June 30, 2011 and 2010, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

8. Comprehensive Income
Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$33.1	$28.0	$56.5	$60.2
Other comprehensive income (loss):
Foreign currency translation adjustments	0.3	(0.7)	1.2	(1.1)
Derivative fair-value adjustments, net of taxes of $0.0, $0.3, $1.0 and $0.9	(0.2)	(0.3)	1.5	(1.4)
Unrealized gains on investments, net of taxes of $1.4, $0.2, $0.2 and $0.1	2.3	0.3	0.3	0.1
Reclassification of gains on investments included in net income, net of taxes of $5.1, $0.0, $5.1 and $0.0	(8.1)	—	(8.1)	—
Change in unrecognized amounts included in pension and postretirement obligations, net of taxes of $0.1, $0.0, $0.1 and $0.0	—	—	(0.1)	—
Comprehensive income	$27.4	$27.3	$51.3	$57.8

9. Postretirement Defined Benefit Plans
The Company sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000, the Company contributes a portion of the cost of the medical plan. For all other retirees, the Company's intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.
The components of net periodic postretirement benefit cost for these plans consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost	$0.2	$0.2	$0.3	$0.5
Amortization of prior service credits	(0.1)	—	(0.2)	—
Amortization of net actuarial loss	—	—	—	—
Net postretirement benefit cost	$0.1	$0.2	$0.1	$0.5

10. Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company's federal and state tax returns for the tax years 2007 through 2010 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
There are no events that have occurred since December 31, 2010 that had a material impact on amounts accrued for the Company's uncertain tax positions.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

11. Long-Term Debt

	June 30, 2011	December 31, 2010
$1,900.0 Senior Secured Credit Facilities	$1,728.0	$1,737.0
Senior Floating Rate Notes due 2015	206.8	206.8
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Capital lease obligations and other indebtedness	3.8	4.6
	2,209.9	2,219.7
Less: current maturities	(19.0)	(19.4)
Long-term debt, net of current maturities	$2,190.9	$2,200.3
 $1,900.0 Senior Secured Credit Facilities
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.7% at June 30, 2011. As of June 30, 2011, there were no outstanding borrowings under the Revolver and there was $92.0 available for borrowing (giving effect to the issuance of $8.0 of letters of credit).
Under certain circumstances, the Company is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement and the 2015 Senior Notes (as defined below) allow the Company to incur substantial additional debt.
Loans under the Credit Agreement bear, at the Company's option, interest at:

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
The Company and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-borrowers under the Credit Agreement. In addition, the Company's direct parent, CA Acquisition Holdings, Inc., is a guarantor under the Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of the Company's, each of the co-borrowers' and the guarantors' tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).
The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. An excess cash flow payment of $3.5 was paid in March 2011 with respect to 2010 and under the terms of the Credit Agreement was applied against other mandatory payments due in 2011. No such excess cash flow payment was required to be paid in 2010 with respect to 2009.
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
Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at June 30, 2011. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company's ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a "change of control," as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.
Capital Lease Obligations and Other Indebtedness
The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $3.8 and $4.6 at June 30, 2011 and December 31, 2010, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments, including interest, of $0.7 remaining in 2011, $1.4 in 2012, $1.3 in 2013, $1.0 in 2014 and $0.1 in 2015.
12. Derivative Financial Instruments
Interest Rate Hedges
The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company's risk on a portion of its variable-rate debt.
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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	June 30, 2011	December 31, 2010
Interest rate swaps	Other liabilities	$15.4	$17.8
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments had no ineffective portions during the three and six months ended June 30, 2011 and 2010. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Loss Recognized in Other Comprehensive Income				Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
Derivatives Designated as Cash Flow Hedging Instruments:	2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	$4.0	$6.8	$4.9	$14.8	$3.7	$6.2	$7.3	$12.5
The Company expects to reclassify approximately $15.3 into net income as additional interest expense during the twelve months ending June 30, 2012.
The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Six Months Ended
	June 30,
Balances and Net Changes:	2011	2010
Balance at beginning of period	$10.9	$8.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $2.8 and $4.9	(4.5)	(7.6)
Net change in fair value of interest rate swaps, net of taxes of $1.9 and $5.8	3.0	9.0
Balance at end of period	$9.4	$10.0
See Note 8 for additional information regarding the effect of these derivative instruments on other comprehensive income.
13. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2011, the Company recorded non-cash impairment charges of $1.9 for the Scantron segment and $0.4 for the Harland Clarke segment primarily related to assets that were determined to have limited future use. See Note 5 regarding asset impairment charges that were recorded during the three and six months ended June 30, 2010.
Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of June 30, 2011 and December 31, 2010 are as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Balance at
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	15.4	—	15.4	—
Liability for contingent consideration related to business combinations	19.8	—	—	19.8

	Balance at
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$13.1	$13.1	$—	$—
Liability for interest rate swaps	17.8	—	17.8	—
Liability for contingent consideration related to business combinations	8.2	—	—	8.2
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk. Fair value of corporate equity securities are based on quoted market prices. Fair value of the liability for contingent consideration related to business combinations is estimated utilizing a discounted cash flow analysis and considers, among other things, estimates of future revenues and the timing of expected future contingent consideration payments. The liability for contingent consideration that is considered to be incentive compensation is recorded as compensation expense as earned.
The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	2011	2010	2011	2010
Balance at beginning of period	$22.2	$1.8	$8.2	$1.8
Transfers to Level 3	—	—	—	—
Businesses acquired	—	—	17.0	—
Reduction in compensation expense recorded in selling, general and administrative expenses	(0.2)	—	(0.5)	—
Net gain recorded in selling, general and administrative expenses	(2.2)	(0.1)	(4.6)	(0.1)
Payment of contingent consideration	—	—	(0.3)	—
Balance at end of period	$19.8	$1.7	$19.8	$1.7
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at June 30, 2011 and December 31, 2010 was approximately $1,981.5 and $2,009.2, respectively. The carrying value of long-term debt at June 30, 2011 and December 31, 2010 was $2,209.9 and $2,219.7, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

14. Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at June 30, 2011:
Corporate equity securities	$0.2	$0.1	$(0.1)	$0.2
Balance at December 31, 2010:
Corporate equity securities	$0.3	$12.9	$(0.1)	$13.1
During the three months ended June 30, 2011, the Company sold certain corporate equity securities for $13.4 in cash and recognized a gain of $13.2, which is included in other income, net in the accompanying consolidated statements of income.
The following presents the gross unrealized losses and fair values of the Company's investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2011:
Corporate equity securities	$—	$—	$0.1	$0.1
At December 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1
The Company has determined that the gross unrealized losses on its corporate equity securities at June 30, 2011 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at June 30, 2011.
15. Commitments and Contingencies
Honeywell Indemnification
Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company's businesses. In the stock purchase agreement executed in connection with M & F Worldwide's acquisition of the Company in 2005, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees.
Other
A series of commercial borrowers in various states that allegedly obtained loans from banks employing HFS's LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's financial

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

position or results of operations.
16. Restructuring
Harland Clarke and Corporate
The Company adopted plans during 2011 and 2010 to realize additional cost savings in the Harland Clarke segment by further consolidating printing plants, contact centers and selling, general and administrative functions.
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the six months ended June 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Six months ended June 30, 2011:
Severance and severance-related	$1.5	$1.9	$(2.1)	$—	$1.3
Facilities closures and other costs	4.5	1.4	(1.7)	(0.2)	4.0
Total	$6.0	$3.3	$(3.8)	$(0.2)	$5.3
Six months ended June 30, 2010:
Severance and severance-related	$2.5	$2.4	$(2.5)	$—	$2.4
Facilities closures and other costs	2.5	0.9	(0.9)	(0.7)	1.8
Total	$5.0	$3.3	$(3.4)	$(0.7)	$4.2
The non-cash utilization of $0.2 and $0.7 in 2011 and 2010, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.1 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
During 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a functional organization in order to enhance customer support.
The following table details the Company's restructuring accruals related to the Harland Financial Solutions segment for the six months ended June 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Six months ended June 30, 2011:
Severance and severance-related	$0.1	$0.2	$(0.3)	$—
Facilities and other costs	2.2	0.1	(0.5)	1.8
Total	$2.3	$0.3	$(0.8)	$1.8
Six months ended June 30, 2010:
Severance and severance-related	$1.0	$0.4	$(0.9)	$0.5
Facilities and other costs	0.1	—	(0.1)	—
Total	$1.1	$0.4	$(1.0)	$0.5
The Company currently does not expect to incur significant additional costs related to these plans, which is subject to refinement as the reorganization progresses.
Scantron
The Company adopted plans during 2011 and 2010 to realize additional cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the six months ended June 30, 2011 and 2010:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Six months ended June 30, 2011:
Severance and severance-related	$0.1	$3.3	$(1.6)	$—	$1.8
Facilities and other costs	3.7	(0.9)	(0.9)	0.1	2.0
Total	$3.8	$2.4	$(2.5)	$0.1	$3.8
Six months ended June 30, 2010:
Severance and severance-related	$0.5	$2.0	$(2.2)	$—	$0.3
Facilities and other costs	—	4.5	(0.2)	0.2	4.5
Total	$0.5	$6.5	$(2.4)	$0.2	$4.8
Ongoing lease commitments related to these plans continue to 2013.
Restructuring accruals for all of the segments’ plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.
17. Transactions with Related Parties
Notes Receivable
In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. ("Delphax"), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility is comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein that originally matured in September 2011. The senior secured credit facility is collateralized by a perfected security interest in substantially all of Delphax's assets. The revolving facility has a borrowing base calculated based on Delphax's eligible accounts receivable and inventory. The senior secured credit facility has an interest rate equal to the sum of Wells Fargo N. A. prime rate plus 2.5%, with accrued interest payable quarterly. The note had an original principal amount of $7.0, matures in September 2012 and originally bore interest at an annual rate of 12%, payable quarterly either in cash or in a combination of cash and up to 25% Delphax stock. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In January 2010, the note was restated to reduce the interest rate to 9%, payable solely in cash, effective October 1, 2009, and to require the repayment of $3.0 of principal in 2010. In May 2011, the note was restated to reduce the interest rate to 8.0%, effective October 1, 2010, and to require the repayment of $1.0 of principal in 2011 and the senior secured credit facility was extended to mature in September 2012.
During the three months ended June 30, 2011, the Company received $1.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $3.0 and $0.0, respectively, at June 30, 2011. The outstanding balance on the note is included in other assets in the accompanying consolidated balance sheets. Interest income of $0.0 and $0.1 was recorded during the three and six months and ended June 30, 2011, respectively. Interest income of $0.1 and $0.2 was recorded during the three and six months and ended June 30, 2010, respectively.
Other
The Company expensed $0.7 and $1.4 during the three and six months ended June 30, 2011, respectively, and $0.7 and $1.4 during the three and six months ended June 30, 2010, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview of Business
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect wholly owned subsidiaries and was incorporated in Delaware on October 19, 2005. On December 15, 2005, CA Investment Corp., an indirect wholly owned operating subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), purchased 100% of the capital stock of Novar USA Inc. ("Novar"). Novar was renamed Clarke American Corp., which was the successor by merger to Novar, which indirectly wholly owned the operating subsidiaries of the Clarke American Corp. business. On May 1, 2007, the Company completed the acquisition of John H. Harland Company ("Harland") and changed its name on May 2, 2007 from Clarke American Corp. to Harland Clarke Holdings. The Company's businesses are organized along three business segments together with a corporate group for certain support services.
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
The Scantron segment provides data management solutions and related services to educational, commercial, healthcare and governmental entities worldwide including testing and assessment solutions, patient information collection and tracking, and survey services. Scantron's solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms, and related field maintenance services.
The GlobalScholar Acquisition
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total consideration of $153.4 million. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with cash on hand.
The Parsam Acquisition
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS is integrating Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2 million, which resulted in total consideration of $34.0 million. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum contingent consideration of $25.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and

Harland Clarke Holdings Corp. and Subsidiaries

expenses with cash on hand.
The Spectrum K12 Acquisition
On July 21, 2010, Scantron acquired Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total consideration of $32.7 million. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 with a maximum aggregate contingent consideration of $20.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with cash on hand.
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke is unable to determine at this time whether these higher rates of decline are attributable to recent economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts, changing business strategies of our financial institution clients, decreased consumer spending and/or a further acceleration in the use of alternative non-cash payments. Harland Clarke expects that check unit volume will continue to decline at rates that are higher than it had previously experienced in recent years, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins.
Harland Clarke's primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelley & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range and price.
The Harland Clarke segment's operating results are also affected by consumer confidence and employment. Consumer confidence directly correlates with consumer spending, while employment also affects revenues through the number of new checking accounts being opened. The Harland Clarke segment's operating results may be negatively affected by slow or negative growth of, or downturns in, the United States economy. Business confidence affects a portion of the Harland Clarke segment. In addition, if Harland Clarke's financial institution customers fail or merge with other financial institutions, Harland Clarke may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Clarke's operating results.
Harland Financial Solutions
Harland Financial Solutions' operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to recently enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions' financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions' operating results.

Harland Clarke Holdings Corp. and Subsidiaries

Harland Financial Solutions' business is affected by technological change, evolving industry standards, regulatory changes in client requirements and frequent new product introductions and enhancements. The business of providing technological solutions to financial institutions and other enterprises requires that we continually improve our existing products and create new products while at the same time controlling our costs to remain price competitive.
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
Scantron
While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron's on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron's forms and purchase of additional hardware to process these forms. Scantron's education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse effect on Scantron's operating results. Data collection is also experiencing a conversion to non-paper based methods of collection. Scantron believes this trend will also continue as the availability of these alternative technologies becomes more widespread. While Scantron's non-paper data collection business could benefit from this trend, Scantron's paper-based data collection business could be negatively affected by this trend. Changes in the overall economy can affect the demand for data collection to the extent that Scantron's customers adjust their research or testing expenditures.
Scantron enters into contracts with customers that provide for multiple products and services or "elements," such as software, installation, configuration, training and maintenance (referred to as "multiple-element contracts"). In order to recognize revenue for each element of the contract separately as earned, the relevant accounting guidance requires that the Company have "vendor-specific objective evidence", or "VSOE", of fair value of each element. VSOE of fair value of each element is typically based on the price charged when sold separately. The Company does not yet have sufficient history with GlobalScholar and Spectrum K12 sales to establish VSOE for elements within their contracts. As a result, for such contracts, the entire contract is bundled as a single unit for accounting purposes with revenue being recognized ratably over the initial term of the contract commencing with the delivery of the software or the completion of implementation services if such services are essential to the functionality of the software. This methodology results in substantial deferral of revenue into future periods, while the related costs, with the exception of direct implementation costs, are expensed as incurred rather than deferred. In addition, revenue from contracts that are subject to substantive customer acceptance provisions is deferred until the acceptance provisions have been met. As a result of these factors that cause deferral of significant revenue into future periods for amounts that are billed and collected, the Company expects to record operating losses for the acquired GlobalScholar and Spectrum K12 operations in 2011.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding revenue recognition policies.
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

Harland Clarke Holdings Corp. and Subsidiaries

Consolidated Operating Results
The Company has organized its businesses along three reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
In the tables below, dollars are in millions.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
The operating results for the three months ended June 30, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.
Net Revenues:

	Three Months Ended
	June 30,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$282.7	$307.3
Harland Financial Solutions segment	75.3	70.1
Scantron segment	47.9	49.1
Eliminations	(0.2)	(3.2)
Total	$405.7	$423.3
Net revenues decreased by $17.6 million, or 4.2%, to $405.7 million in the 2011 period from $423.3 million in the 2010 period.
Net revenues for the Harland Clarke segment decreased by $24.6 million, or 8.0%, to $282.7 million in the 2011 period from $307.3 million in the 2010 period. The decrease was primarily due to volume declines in check and related products and decreased revenues per unit, partially offset by revenues from the addition of new clients. Additionally, the 2010 period included a one-time payment resulting from the loss of a client. Net revenues in the 2010 period included charges of $0.2 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
Net revenues for the Harland Financial Solutions segment increased by $5.2 million, or 7.4%, to $75.3 million in the 2011 period from $70.1 million in the 2010 period. The increase was primarily due to increases in software revenues and early termination fees and revenues from the Parsam acquisition completed in December 2010, partially offset by decreases in maintenance revenues and service bureau fees. Net revenues in the 2011 period included charges of $0.4 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Parsam acquisition.
Net revenues for the Scantron segment decreased by $1.2 million, or 2.4%, to $47.9 million in the 2011 period from $49.1 million in the 2010 period. The decrease was primarily due to a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 regarding overdraft services to customers, partially offset by an increase in field services installations and revenues from the acquisitions of GlobalScholar and Spectrum K12. Net revenues in the 2011 period included charges of $2.4 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenue for amounts billed and collected into future periods. Deferred revenue related to GlobalScholar and Spectrum K12 increased by $7.7 million in the second quarter of 2011.
Elimination of net revenues decreased to $0.2 million in the 2011 period from $3.2 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales are related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Three Months Ended
	June 30,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$173.7	$185.6
Harland Financial Solutions segment	29.6	30.3
Scantron segment	33.7	28.5
Eliminations	(0.2)	(3.2)
Total	$236.8	$241.2
Cost of revenues decreased by $4.4 million, or 1.8%, to $236.8 million in the 2011 period from $241.2 million in the 2010 period.
Cost of revenues for the Harland Clarke segment decreased by $11.9 million, or 6.4%, to $173.7 million in the 2011 period from $185.6 million in the 2010 period. The decrease in cost of revenues was primarily due to lower volumes, which resulted in lower delivery, materials and other variable overhead expenses, labor cost reductions resulting from restructuring activities and a decrease in depreciation expense. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.4% in the 2011 period as compared to 60.4% in the 2010 period.
Cost of revenues for the Harland Financial Solutions segment decreased by $0.7 million, or 2.3%, to $29.6 million in the 2011 period from $30.3 million in the 2010 period. The decrease in cost of revenues was primarily due to a decrease in amortization and depreciation expense and a decrease in labor costs, partially offset by costs associated with the business acquired in the Parsam acquisition completed in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 39.3% in the 2011 period as compared to 43.2% in the 2010 period.
Cost of revenues for the Scantron segment increased by $5.2 million, or 18.2%, to $33.7 million in the 2011 period from $28.5 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including $4.4 million of amortization expense in the 2011 period resulting from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 70.4% in the 2011 period as compared to 58.0% in the 2010 period. The increase in cost of revenues as a percentage of revenues is primarily due to the increased amortization expense, non-cash acquisition accounting adjustments that reduced revenue by $2.4 million and the deferral of revenue for certain amounts billed and collected as further described above.
Elimination of cost of revenues decreased to $0.2 million in the 2011 period from $3.2 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales are related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Selling, General and Administrative Expenses:

	Three Months Ended
	June 30,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$44.5	$53.2
Harland Financial Solutions segment	27.2	28.2
Scantron segment	22.8	13.6
Corporate	4.7	3.4
Total	$99.2	$98.4
Selling, general and administrative expenses increased by $0.8 million, or 0.8%, to $99.2 million in the 2011 period from $98.4 million in the 2010 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $8.7 million, or 16.4%, to $44.5 million in the 2011 period from $53.2 million in the 2010 period. The decrease was primarily due to labor cost reductions

Harland Clarke Holdings Corp. and Subsidiaries

resulting from restructuring activities, lower travel costs and decreases in other general overhead expenses. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 15.7% in the 2011 period as compared to 17.3% in the 2010 period.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $1.0 million, or 3.5%, to $27.2 million in the 2011 period from $28.2 million in the 2010 period. The decrease was primarily due to a decrease in accrued contingent consideration related to the Parsam acquisition, a decrease in compensation related to an incentive agreement and a decrease in professional fees, partially offset by costs associated with the business acquired in the Parsam acquisition completed in December 2010. Selling, general and administrative expenses in the 2010 period included charges of $0.4 million for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 36.1% in the 2011 period as compared to 40.2% in the 2010 period.
Selling, general and administrative expenses for the Scantron segment increased by $9.2 million, or 67.6%, to $22.8 million in the 2011 period from $13.6 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions and resulting integration-related expenses and investments in growth initiatives, partially offset by a decrease in accrued contingent consideration related to the Spectrum K12 acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 47.6% in the 2011 period as compared to 27.7% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to increased product development expenses in part resulting from the GlobalScholar acquisition, non-cash acquisition accounting adjustments that reduced revenue by $2.4 million and the deferral of revenue for certain amounts billed and collected as further described above.
Corporate selling, general and administrative expenses increased $1.3 million, or 38.2%, to $4.7 million in the 2011 period from $3.4 million in the 2010 period primarily due to professional fees related to corporate finance activities and increases in general overhead costs.
Asset Impairment Charges
During the 2011 period, the Company recorded non-cash impairment charges of $1.0 million for the Scantron segment primarily related to assets that were determined to have limited future use. During the 2010 period, the Company recorded non-cash impairment charges of $0.6 million for the Harland Clarke segment to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2011 period, the Company recorded restructuring costs of $0.7 million for the Harland Clarke segment, $0.3 million for the Harland Financial Solutions segment and $2.7 million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $1.6 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $5.2 million for the Scantron segment related to these plans.
Interest Income
Interest income was $0.1 million in the 2011 period as compared to $0.2 million in the 2010 period. The decrease in interest income was primarily due to lower average cash equivalents balances in the 2011 period as compared to the 2010 period.
Interest Expense
Interest expense was $27.4 million in the 2011 period as compared to $30.3 million in the 2010 period. The decrease in interest expense was largely due to lower fixed rates on interest rate hedge transactions as well as lower effective interest rates and a decrease in total debt outstanding.
Other Income, Net
Other income, net was $13.2 million in the 2011 period as compared to $0.1 million in the 2010 period due to gains on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was 35.0% in the 2011 period and 39.3% in the 2010 period. The provision for income taxes in the 2011 period reflects a release of a valuation allowance for capital loss carryovers utilized. The effective tax rate for the 2011 period is also lower than the 2010 period due to an adjustment to contingent consideration that is not subject to

Harland Clarke Holdings Corp. and Subsidiaries

income taxes.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
The operating results for the six months ended June 30, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.
Net Revenues:

	Six Months Ended
	June 30,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$562.1	$617.0
Harland Financial Solutions segment	147.3	139.4
Scantron segment	100.5	100.2
Eliminations	(0.3)	(3.3)
Total	$809.6	$853.3
Net revenues decreased by $43.7 million, or 5.1%, to $809.6 million in the 2011 period from $853.3 million in the 2010 period.
Net revenues for the Harland Clarke segment decreased by $54.9 million, or 8.9%, to $562.1 million in the 2011 period from $617.0 million in the 2010 period. The decrease was primarily due to volume declines in check and related products and decreased revenues per unit, partially offset by revenues from the addition of new clients. Additionally, the 2010 period included a one-time payment resulting from the loss of a client. Net revenues in the 2010 period included charges of $0.5 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the SubscriberMail acquisition.
Net revenues for the Harland Financial Solutions segment increased by $7.9 million, or 5.7%, to $147.3 million in the 2011 period from $139.4 million in the 2010 period. The increase was primarily due to increases in software revenues, revenues from the Parsam acquisition completed in December 2010 and increases in early termination fees, partially offset by decreases in maintenance revenues and service bureau fees. Net revenues in the 2011 period included charges of $0.7 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Parsam acquisition.
Net revenues for the Scantron segment increased by $0.3 million, or 0.3%, to $100.5 million in the 2011 period from $100.2 million in the 2010 period. The increase was primarily due to the acquisitions of GlobalScholar and Spectrum K12 and an increase in field services installations, substantially offset by a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 regarding overdraft services to customers and declines in forms and systems hardware sales. Net revenues in the 2011 period included charges of $5.3 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenue for amounts billed and collected into future periods. Deferred revenue related to GlobalScholar and Spectrum K12 increased by $10.8 million in the first half of 2011.
Elimination of net revenues decreased to $0.3 million in the 2011 period from $3.3 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales are related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Six Months Ended
	June 30,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$346.8	$375.8
Harland Financial Solutions segment	59.4	60.6
Scantron segment	67.7	55.6
Eliminations	(0.3)	(3.3)
Total	$473.6	$488.7
Cost of revenues decreased by $15.1 million, or 3.1%, to $473.6 million in the 2011 period from $488.7 million in the 2010 period.
Cost of revenues for the Harland Clarke segment decreased by $29.0 million, or 7.7%, to $346.8 million in the 2011 period from $375.8 million in the 2010 period. The decrease in cost of revenues was primarily due to lower volumes, which resulted in lower delivery, materials and other variable overhead expenses, labor cost reductions resulting from restructuring activities and decreases in depreciation and amortization expense. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.7% in the 2011 period as compared to 60.9% in the 2010 period.
Cost of revenues for the Harland Financial Solutions segment decreased by $1.2 million, or 2.0%, to $59.4 million in the 2011 period from $60.6 million in the 2010 period. The decrease in cost of revenues was primarily due to decreases in depreciation and amortization expense, labor costs and occupancy costs, partially offset by costs associated with the business acquired in the Parsam acquisition completed in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 40.3% in the 2011 period as compared to 43.5% in the 2010 period.
Cost of revenues for the Scantron segment increased by $12.1 million, or 21.8%, to $67.7 million in the 2011 period from $55.6 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including $8.8 million of amortization expense in the 2011 period resulting from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 67.4% in the 2011 period as compared to 55.5% in the 2010 period. The increase in cost of revenues as a percentage of revenues is primarily due to the increased amortization expense, non-cash acquisition accounting adjustments that reduced revenue by $5.3 million and the deferral of revenue for certain amounts billed and collected as further described above.
Elimination of cost of revenues decreased to $0.3 million in the 2011 period from $3.3 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales are related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Selling, General and Administrative Expenses:

	Six Months Ended
	June 30,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$92.0	$105.4
Harland Financial Solutions segment	55.4	55.6
Scantron segment	45.2	27.0
Corporate	8.3	6.5
Total	$200.9	$194.5
Selling, general and administrative expenses increased by $6.4 million, or 3.3%, to $200.9 million in the 2011 period from $194.5 million in the 2010 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $13.4 million, or 12.7%, to $92.0 million in the 2011 period from $105.4 million in the 2010 period. The decrease was primarily due to labor cost reductions resulting from restructuring activities, lower travel costs and decreases in other general overhead expenses. Selling,

Harland Clarke Holdings Corp. and Subsidiaries

general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.4% in the 2011 period as compared to 17.1% in the 2010 period.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $0.2 million, or 0.4%, to $55.4 million in the 2011 period from $55.6 million in the 2010 period. The decrease was primarily due to a decrease in accrued contingent consideration related to the Parsam acquisition, a decrease in compensation expense related to an incentive agreement and a decrease in professional fees. Substantially offsetting these decreases were costs associated with the business acquired in the Parsam acquisition completed in December 2010 and an increase in sales commissions. Selling, general and administrative expenses in the 2010 period included charges of $0.8 million for compensation expense related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 37.6% in the 2011 period as compared to 39.9% in the 2010 period.
Selling, general and administrative expenses for the Scantron segment increased by $18.2 million, or 67.4%, to $45.2 million in the 2011 period from $27.0 million in the 2010 period. The increase was primarily due to costs associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions and resulting integration-related expenses and investments in growth initiatives, partially offset by a decrease in accrued contingent consideration related to the Spectrum K12 acquisition. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 45.0% in the 2011 period as compared to 26.9% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to increased product development expenses in part resulting from the GlobalScholar acquisition, non-cash acquisition accounting adjustments that reduced revenue by $5.3 million and the deferral of revenue for certain amounts billed and collected as further described above.
Corporate selling, general and administrative expenses increased $1.8 million, or 27.7%, to $8.3 million in the 2011 period from $6.5 million in the 2010 period primarily due to professional fees related to corporate finance activities and increases in general overhead costs.
Asset Impairment Charges
During the 2011 period, the Company recorded non-cash impairment charges of $1.9 million for the Scantron segment and $0.4 million for the Harland Clarke segment primarily related to assets that were determined to have limited future use. During the 2010 period, the Company recorded non-cash impairment charges of $0.6 million for the Harland Clarke segment to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2011 period, the Company recorded restructuring costs of $3.3 million for the Harland Clarke segment, $0.3 million for the Harland Financial Solutions segment and $2.4 million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $3.3 million for the Harland Clarke segment, $0.4 million for the Harland Financial Solutions segment and $6.5 million for the Scantron segment related to these plans.
Interest Income
Interest income was $0.2 million in the 2011 period as compared to $0.4 million in the 2010 period. The decrease in interest income was primarily due to lower average cash equivalents balances in the 2011 period as compared to the 2010 period.
Interest Expense
Interest expense was $54.6 million in the 2011 period as compared to $60.2 million in the 2010 period. The decrease in interest expense was largely due to lower fixed rates on interest rate hedge transactions as well as lower effective interest rates and a decrease in total debt outstanding.
Other Income, Net
Other income, net was $13.2 million in the 2011 period as compared to $0.1 million in the 2010 period due to gains on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was 34.0% in the 2011 period and 39.6% in the 2010 period. The provision for income taxes in the 2011 period reflects a release of a reserve for uncertain tax positions and a release of a valuation allowance for capital loss carryovers utilized. The 2010 period reflects a charge for a change in federal tax law relating to the deductibility of retiree prescription drug subsidies. The effective tax rate for the 2011 period is also lower than the 2010 period due to an

Harland Clarke Holdings Corp. and Subsidiaries

adjustment to contingent consideration that is not subject to income taxes.
Liquidity and Capital Resources
Cash Flow Analysis
The Company's net cash provided by operating activities during the six months ended June 30, 2011 was $90.9 million as compared to $138.4 million during the six months ended June 30, 2010. The decrease in net cash provided by operating activities of $47.5 million was due to changes in working capital and a decrease in cash flow from operations. The changes in working capital were primarily due to payments under long-term incentive compensation plans at the end of the plans' three-year cycle and increases in payments for other annual incentive compensation plans during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The timing of payments related to other accrued expenses during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 also contributed to the changes in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income after excluding a gain on sale of marketable securities in the six months ended June 30, 2011.
The Company's net cash used in investing activities was $149.4 million during the six months ended June 30, 2011 as compared to net cash provided by investing activities of $14.3 million during the six months ended June 30, 2010. The increase in cash used in investing activities during the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the GlobalScholar acquisition and higher capital expenditures, partially offset by a decrease in proceeds from the sale of marketable securities.
The Company's net cash used in financing activities was $10.3 million during the six months ended June 30, 2011 as compared to $10.0 million during the six months ended June 30, 2010. The increase in net cash used in financing activities was due to payments of contingent consideration arrangements during the six months ended June 30, 2011 and a decrease in repayments of credit agreements and other borrowings during the six months ended June 30, 2011 compared to the same period in 2010.
The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended June 30, 2011.
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 11 to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2011 and 2010, the Company incurred $25.0 million and $14.6 million of capital expenditures and $0.1 million and $0.0 million of capitalized interest, respectively.

•	Contract Acquisition Payments. During the six months ended June 30, 2011 and 2010, the Company made $27.5 million and $20.0 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's operations. During the six months ended June 30, 2011 and 2010, the Company made $7.1 million and $6.8 million of payments for restructuring, respectively.

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
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate

Harland Clarke Holdings Corp. and Subsidiaries

cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of June 30, 2011, the Company had $92.0 million of availability under its revolving credit facility (after giving effect to the issuance of $8.0 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed on March 4, 2011 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
In addition to factors described in the Company's SEC filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

•
weak economic conditions and declines in the financial performance of our business that may result in material impairment charges, which could have a negative effect on the Company's earnings, total assets and market prices of the Company's outstanding securities;

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

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

Harland Clarke Holdings Corp. and Subsidiaries

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate and manage recent acquisitions as well as future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment and to grow Scantron's web-based education business;

•	our ability to achieve VSOE of fair value for multiple-element arrangements for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	changes in contingent consideration estimates related to acquisition earn-out arrangements;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients' budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
The Company encourages investors to read carefully the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
At June 30, 2011, the Company had $1,728.0 million of term loans outstanding under its credit agreement, $8.0 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating

Harland Clarke Holdings Corp. and Subsidiaries

rate debt outstanding at June 30, 2011 would have resulted in an increase in its interest expense for the six months ended June 30, 2011 of approximately $4.4 million, including the effect of the interest rate derivative transactions discussed below.
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
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2011.
Item 4. Controls and Procedures
(a)    Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A series of commercial borrowers in various states that allegedly obtained loans from banks employing HFS's LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the warranty claims and does not believe that any of these claims will result in material liability for the Company, but there can be no assurance.
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits.
The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its consolidated financial position or results of operations.
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended June 30, 2011.
Item 4. Removed and Reserved
Item 5. Other Information
No additional information need be presented.
Item 6. Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 4, 2011.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 4, 2011.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date:	August 4, 2011	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2011	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 4, 2011.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 4, 2011.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.