Form 10-Q
period 2011-09-30
HARLAND CLARKE HOLDINGS CORP
filed 2011-11-03
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes  ☐    No  ☑

As of October 31, 2011, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204.9	$211.5
Accounts receivable (net of allowances of $3.0 and $2.8)	130.1	124.7
Inventories	29.7	31.6
Income taxes receivable	0.5	9.3
Deferred tax assets	26.3	19.9
Prepaid expenses and other current assets	60.9	56.0
Total current assets	452.4	453.0
Property, plant and equipment	383.8	353.8
Less accumulated depreciation	(232.5)	(210.4)
Property, plant and equipment, net	151.3	143.4
Goodwill	1,617.3	1,526.8
Other intangible assets, net	1,102.3	1,097.4
Contract acquisition payments, net	36.5	27.2
Other assets	67.7	88.3
Total assets	$3,427.5	$3,336.1
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$36.0	$36.0
Deferred revenues	134.1	128.9
Current maturities of long-term debt	19.1	19.4
Accrued liabilities:
Salaries, wages and employee benefits	52.7	73.1
Income and other taxes payable	19.4	13.4
Customer incentives	38.9	29.0
Payable to parent	0.1	0.7
Other current liabilities	38.3	27.5
Total current liabilities	338.6	328.0
Long-term debt	2,186.0	2,200.3
Deferred tax liabilities	377.5	389.5
Other liabilities	88.8	79.5
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	157.0	157.0
Retained earnings	284.1	181.0
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(0.3)	(0.1)
Unrecognized amounts included in postretirement obligations	3.8	4.0
Derivative fair-value adjustments	(8.0)	(10.9)
Unrealized gains on investments, net	—	7.8
Total accumulated other comprehensive (loss) income, net of taxes	(4.5)	0.8
Total stockholder's equity	436.6	338.8
Total liabilities and stockholder's equity	$3,427.5	$3,336.1
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Income
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product revenues, net	$326.2	$325.4	$975.3	$1,015.8
Service revenues, net	81.5	86.1	242.0	249.0
Total net revenues	407.7	411.5	1,217.3	1,264.8
Cost of products sold	196.5	193.2	591.5	596.9
Cost of services provided	41.5	46.0	120.8	131.0
Total cost of revenues	238.0	239.2	712.3	727.9
Gross profit	169.7	172.3	505.0	536.9
Selling, general and administrative expenses	99.2	95.9	304.5	290.5
Revaluation of contingent consideration	(19.5)	0.3	(24.6)	0.2
Asset impairment charges	0.1	1.9	2.4	2.5
Restructuring costs	2.3	5.0	8.3	15.2
Operating income	87.6	69.2	214.4	228.5
Interest income	0.1	0.1	0.3	0.5
Interest expense	(27.4)	(27.7)	(82.0)	(87.9)
Other income, net	—	—	13.2	0.1
Income before income taxes	60.3	41.6	145.9	141.2
Provision for income taxes	13.7	14.0	42.8	53.4
Net income	$46.6	$27.6	$103.1	$87.8
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$103.1	$87.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.6	36.9
Amortization of intangible assets	90.4	81.6
Amortization of deferred financing fees	5.2	5.2
Revaluation of contingent consideration	(24.6)	0.2
Gain on sale of marketable securities	(13.2)	(0.1)
Deferred income taxes	(31.8)	(22.5)
Asset impairments	2.4	2.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(3.6)	(9.6)
Inventories	1.9	0.9
Prepaid expenses and other assets	(3.1)	(0.7)
Contract acquisition payments, net	(9.3)	(1.3)
Accounts payable and accrued liabilities	(5.2)	21.6
Deferred revenues	15.9	4.8
Income and other taxes	14.6	4.1
Payable to parent	(0.6)	—
Other, net	(0.2)	3.3
Net cash provided by operating activities	173.5	214.7
Investing activities
Purchase of businesses, net of cash acquired	(134.9)	(28.6)
Additional purchase price consideration for previous acquisition	(0.2)	—
Net repayments of related party notes receivable	1.0	3.0
Proceeds from sale of property, plant and equipment	0.1	2.5
Proceeds from sale of marketable securities	13.4	24.7
Capital expenditures	(39.4)	(23.2)
Capitalized interest	(0.2)	(0.1)
Other, net	(4.8)	(2.8)
Net cash used in investing activities	(165.0)	(24.5)
Financing activities
Payments of contingent consideration arrangements	(0.3)	—
Repayments of credit agreements and other borrowings	(14.8)	(14.8)
Net cash used in financing activities	(15.1)	(14.8)
Net (decrease) increase in cash and cash equivalents	(6.6)	175.4
Cash and cash equivalents at beginning of period	211.5	63.9
Cash and cash equivalents at end of period	$204.9	$239.3
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$70.0	$75.8
Income taxes, net of refunds	60.1	70.6

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
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards and other business and home office products to consumers and small businesses.
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
The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company and has no independent assets at September 30, 2011 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform with the presentation in the consolidated statements of income for the third quarter of 2011. These reclassifications had no effect on previously reported net income.
Specifically, the net change in the fair value of contingent consideration arrangements is now presented as a separate line item in the consolidated statements of income. Previously, such amounts had been classified in selling, general and administrative expenses. These reclassifications are also now included in the consolidated statements of cash flows. In addition, certain other costs and expenses of an acquired operation have been reclassified between cost of revenues and selling, general and administrative expenses to conform with the Company's classification of similar operating costs and expenses.
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
New Accounting Guidance
In September 2011, the Financial Accounting Standards Board ("FASB") amended existing guidance related to the requirement for an annual goodwill impairment test. This amendment provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt the new guidance effective January 1, 2012. This amendment affects testing steps only, and therefore adoption will not affect the Company's consolidated financial position, results of operations or cash flows.
In June 2011, the FASB amended existing guidance related to the presentation of comprehensive income. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders' equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. The Company will adopt the new guidance effective January 1, 2012. This amendment affects presentation and disclosure only, and therefore adoption will not affect the Company's consolidated financial position, results of operations or cash flows.
3. Acquisitions
Acquisition of GlobalScholar
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

referred to as "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5, as described below, which resulted in total estimated consideration of $153.4 as of the acquisition date. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011. The transaction was accounted for as a business combination and GlobalScholar's results of operations have been included in the Company's operations since the date of its acquisition.
The preliminary allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.2 is expected to be deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs through September 30, 2011 for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statements of income for the nine months ended September 30, 2011, with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of September 30, 2011, the contingent consideration liability was $0.0. The reduction in fair value from the acquisition date was the result of a decline in projected revenues during the measurement period.
The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.9 and $4.6 was reflected as a reduction of revenues for the three and nine months ended September 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.
Acquisition of Parsam
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS is integrating Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2, as described below, which resulted in total estimated consideration of $34.0 as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012. The transaction was accounted for as a business combination and Parsam's results of operations have been included in the Company's operations since the date of its acquisition.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $25.0, which may be payable upon the achievement of certain future revenue targets of Parsam measured during calendar years 2011 and 2012. The acquisition-date fair value of the contingent consideration arrangement was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain Parsam revenues for the measurement periods. During the first quarter of 2011, the Company upon further analysis identified a $1.6 decrease in the initial estimate of acquisition-date fair value of contingent consideration with a corresponding $1.6 decrease in goodwill. The application of fair value accounting for the contingent consideration arrangement

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

requires recurring remeasurement for changes in key assumptions (see Note 13). As of September 30, 2011, the contingent consideration liability was $0.3. The decrease in the estimate of contingent consideration fair value was due to the adjustment described above and a decrease in the projection of certain Parsam revenues for the measurement periods, partially offset by the passage of time which reduced the effect of discounting to present value.
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
The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.2 and $0.9 was reflected as a reduction of revenues for the three and nine months ended September 30, 2011, respectively).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the Parsam acquisition on the consolidated results of operations were not material.
Acquisition of Spectrum K12
On July 21, 2010, Scantron acquired 100% of the equity of Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for educational assessments, content and data management. The acquisition-date purchase price was $28.6 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0, as described below, which resulted in total estimated consideration of $32.7 as of the acquisition date. The transaction was accounted for as a business combination and Spectrum K12's results of operations have been included in the Company's operations since the date of its acquisition.
The allocation of purchase price resulted in identified intangible assets of $6.6 and goodwill of $25.2. During 2011, the Company recorded additional deferred tax assets of $1.4 in accordance with current accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for Spectrum K12, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $1.5 is expected to be deductible for income tax purposes. The Company financed the Spectrum K12 acquisition and related fees and expenses with cash on hand. Acquisition-related fees and expenses were not material.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees will be considered incentive compensation and will be recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of September 30, 2011, the fair value of the contingent consideration arrangement was $0.0. The reduction in fair value from the acquisition date was the result of a decline in projected revenues during the measurement periods.
The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.5 and $2.1 was reflected as a reduction of revenues for the three and nine months ended September 30, 2011, respectively, and $0.9 was reflected as a reduction of revenues for the three months ended September 30, 2010).
The fair value of financial assets acquired was not significant and all receivables have been collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

4. Inventories
Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished goods	$7.9	$8.8
Work-in-process	8.2	8.7
Raw materials	13.6	14.1
	$29.7	$31.6
5. Assets Held For Sale
At September 30, 2011, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010

During 2010, the Company closed its information technology facility in Atlanta and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company's plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. During the second quarter of 2010, non-cash impairment charges of $0.6 were recorded to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of income.
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	September 30, 2011	December 31, 2010
Land	$1.5	$1.5
Buildings and improvements	1.9	1.9
	$3.4	$3.4
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the nine months ended September 30, 2011 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Total
Balance as of December 31, 2010	$779.4	$452.2	$295.2	$1,526.8
2010 acquisitions	—	(1.4)	(1.4)	(2.8)
2011 acquisition	—		93.1	93.1
Effect of exchange rate changes	—	0.2	—	0.2
Balance as of September 30, 2011	$779.4	$451.0	$386.9	$1,617.3

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Amortized intangible assets:
Customer relationships	3 - 20	$1,313.8	$1,242.5	$423.0	$349.5
Trademarks and tradenames	2 - 25	157.5	155.0	18.6	12.3
Software and other	2 - 10	93.4	71.9	46.5	37.4
Patents and patents pending	3 - 20	21.5	21.9	6.8	5.7
		1,586.2	1,491.3	494.9	404.9
Indefinite-lived intangible assets:
Tradename		11.0	11.0	—	—
Total other intangible assets		$1,597.2	$1,502.3	$494.9	$404.9
Amortization expense was $30.3 and $90.4 for the three and nine months ended September 30, 2011, respectively, and $27.3 and $81.6 for the three and nine months ended September 30, 2010, respectively.
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
Estimated aggregate amortization expense for intangible assets through December 31, 2015 is as follows:

Three months ending December 31, 2011	$30.4
Year ending December 31, 2012	118.4
Year ending December 31, 2013	107.0
Year ending December 31, 2014	99.2
Year ending December 31, 2015	91.8
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the three months ended September 30, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions(1)	Scantron(2)	Corporate and Other(3)	Total
Product revenues, net:
Three months ended September 30, 2011	$277.9	$17.9	$30.4	$—	$326.2
Three months ended September 30, 2010	277.1	17.4	30.9	—	325.4
Service revenues, net:
Three months ended September 30, 2011	$5.3	$54.5	$21.7	$—	$81.5
Three months ended September 30, 2010	12.8	53.5	19.8	—	86.1
Intersegment revenues:
Three months ended September 30, 2011	$—	$—	$0.3	$(0.3)	$—
Three months ended September 30, 2010	—	—	2.6	(2.6)	—
Operating income (loss): (4)
Three months ended September 30, 2011	$65.8	$13.2	$12.1	$(3.5)	$87.6
Three months ended September 30, 2010	51.0	13.8	7.9	(3.5)	69.2
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended September 30, 2011	$22.9	$6.8	$11.3	$—	$41.0
Three months ended September 30, 2010	25.0	7.1	6.6	—	38.7
Capital expenditures (excluding capital leases):
Three months ended September 30, 2011	$9.7	$1.8	$2.9	$—	$14.4
Three months ended September 30, 2010	5.7	1.6	1.3	—	8.6

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the nine months ended September 30, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions(1)	Scantron(2)	Corporate and Other(3)	Total
Product revenues, net:
Nine months ended September 30, 2011	$831.4	$56.1	$87.8	$—	$975.3
Nine months ended September 30, 2010	877.6	51.2	87.0	—	1,015.8
Service revenues, net:
Nine months ended September 30, 2011	$13.8	$163.6	$64.6	$—	$242.0
Nine months ended September 30, 2010	29.2	159.1	60.7	—	249.0
Intersegment revenues:
Nine months ended September 30, 2011	$0.1	$—	$0.5	$(0.6)	$—
Nine months ended September 30, 2010	0.1	—	5.8	(5.9)	—
Operating income (loss): (4)
Nine months ended September 30, 2011	$185.4	$45.4	$(4.6)	$(11.8)	$214.4
Nine months ended September 30, 2010	182.9	36.6	19.0	(10.0)	228.5
Depreciation and amortization (excluding amortization of deferred financing fees):
Nine months ended September 30, 2011	$68.8	$19.9	$33.3	$—	$122.0
Nine months ended September 30, 2010	77.7	21.3	19.5	—	118.5
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2011	$24.7	$5.1	$9.6	$—	$39.4
Nine months ended September 30, 2010	15.5	3.9	3.8	—	23.2
Total assets:
September 30, 2011	$942.2	$295.1	$356.4	$1,833.8	$3,427.5
December 31, 2010	987.8	342.0	311.6	1,694.7	3,336.1
_______________________

(1)	Includes results of the acquired Parsam business from the date of acquisition.

(2)	Includes results of the acquired Spectrum K12 and GlobalScholar businesses from their respective dates of acquisition.

(3)	Total assets include goodwill of $1,617.3 and $1,526.8 as of September 30, 2011 and December 31, 2010, respectively, which is not assigned to the operating segments.

(4)
Includes gain (loss) from revaluation of contingent consideration arrangements of $19.5 and $(0.3) for the three months ended September 30, 2011 and 2010, respectively, and $24.6 and $(0.2) for the nine months ended September 30, 2011 and 2010, respectively; restructuring costs of $2.3 and $5.0 for the three months ended September 30, 2011 and 2010, respectively, and $8.3 and $15.2 for the nine months ended September 30, 2011 and 2010, respectively, (see Note 16); and non-cash impairment charges of $0.1 and $1.9 for the three months ended September 30, 2011 and 2010, respectively, and $2.4 and $2.5 for the nine months ended September 30, 2011 and 2010, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

8. Comprehensive Income
Total comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$46.6	$27.6	$103.1	$87.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.4)	0.7	(0.2)	(0.4)
Derivative fair-value adjustments, net of taxes of $0.8, $2.3, $1.8 and $3.2	1.4	(3.6)	2.9	(5.0)
Unrealized gains on investments, net of taxes of $0.0, $0.7, $0.2 and $0.8	—	1.2	0.3	1.3
Reclassification of gains on investments included in net income, net of taxes of $0.0, $0.0, $5.1 and $0.0	—	—	(8.1)	—
Change in unrecognized amounts included in pension and postretirement obligations, net of taxes of $0.0, $2.7, $0.1 and $2.7	(0.1)	4.3	(0.2)	4.3
Comprehensive income	$46.5	$30.2	$97.8	$88.0

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
The components of net periodic postretirement benefit cost for these plans consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest cost	$0.1	$0.3	$0.4	$0.8
Amortization of prior service credits	(0.1)	—	(0.3)	—
Net postretirement benefit cost	$—	$0.3	$0.1	$0.8

10. Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company's federal and state tax returns for the tax years 2008 through 2010 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
There are no events that have occurred since December 31, 2010 that had a material impact on amounts accrued for the Company's uncertain tax positions.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

11. Long-Term Debt

	September 30, 2011	December 31, 2010
$1,900.0 Senior Secured Credit Facilities	$1,723.5	$1,737.0
Senior Floating Rate Notes due 2015	206.8	206.8
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Capital lease obligations and other indebtedness	3.5	4.6
	2,205.1	2,219.7
Less: current maturities	(19.1)	(19.4)
Long-term debt, net of current maturities	$2,186.0	$2,200.3
 $1,900.0 Senior Secured Credit Facilities
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on borrowings outstanding under the Term Loan was 2.8% at September 30, 2011. As of September 30, 2011, there were no outstanding borrowings under the Revolver and there was $92.0 available for borrowing (giving effect to the issuance of $8.0 of letters of credit).
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
Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at September 30, 2011. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Capital Lease Obligations and Other Indebtedness
The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $3.5 and $4.6 at September 30, 2011 and December 31, 2010, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments, including interest, of $0.3 remaining in 2011, $1.4 in 2012, $1.3 in 2013, $1.0 in 2014 and $0.1 in 2015.
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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	September 30, 2011	December 31, 2010
Interest rate swaps	Other current liabilities	$9.0	$—
	Other liabilities	4.1	17.8
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments had no ineffective portions during the three and nine months ended September 30, 2011 and 2010. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive loss to the consolidated statements of income due to ineffectiveness. The following presents the effect of these derivative instruments (effective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Loss Recognized in Other Comprehensive Income				Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedging Instruments:	2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	$1.6	$9.3	$6.5	$24.1	$3.9	$3.5	$11.2	$16.0
The Company expects to reclassify approximately $12.8 into net income as additional interest expense during the twelve months ending September 30, 2012.
The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Nine Months Ended
	September 30,
Balances and Net Changes:	2011	2010
Balance at beginning of period	$10.9	$8.6
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $4.4 and $6.3	(6.8)	(9.7)
Net change in fair value of interest rate swaps, net of taxes of $2.6 and $9.4	3.9	14.7
Balance at end of period	$8.0	$13.6
See Note 8 for additional information regarding the effect of these derivative instruments on other comprehensive income.
13. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2011, the Company recorded non-cash impairment charges of $1.9 for the Scantron segment and $0.5 for the Harland Clarke segment primarily related to assets that were determined to have limited future use. During the nine months ended September 30, 2010, the Company recorded non-cash impairment charges of $2.5 for the Harland Clarke segment primarily related to the abandonment of a development project and to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of September 30, 2011 and December 31, 2010 are as follows:

	Balance at
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	13.1	—	13.1	—
Liability for contingent consideration related to business combinations	0.3	—	—	0.3

	Balance at
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$13.1	$13.1	$—	$—
Liability for interest rate swaps	17.8	—	17.8	—
Liability for contingent consideration related to business combinations	8.2	—	—	8.2
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
The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$19.8	$1.7	$8.2	$1.8
Businesses acquired	—	4.0	17.0	4.0
Net changes in fair value	(19.5)	0.3	(24.6)	0.2
Payment of contingent consideration	—	—	(0.3)	—
Balance at end of period	$0.3	$6.0	$0.3	$6.0
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at September 30, 2011 and December 31, 2010 was approximately $1,799.2 and $2,009.2, respectively. The carrying value of long-term debt at September 30, 2011 and December 31, 2010 was $2,205.1 and $2,219.7, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

14. Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at September 30, 2011:
Corporate equity securities	$0.2	$0.1	$(0.1)	$0.2
Balance at December 31, 2010:
Corporate equity securities	$0.3	$12.9	$(0.1)	$13.1
During the nine months ended September 30, 2011, the Company sold certain corporate equity securities for $13.4 in cash and recognized a gain of $13.2, which is included in other income, net in the accompanying consolidated statements of income.
The following presents the gross unrealized losses and fair values of the Company's investments in individual securities that have been in a continuous unrealized position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by category:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2011:
Corporate equity securities	$—	$—	$—	$0.1
At December 31, 2010:
Corporate equity securities	$—	$—	$0.1	$0.1
The Company has determined that the gross unrealized losses on its corporate equity securities at September 30, 2011 are temporary in nature. Accordingly, the Company does not consider such investments to be other-than-temporarily impaired at September 30, 2011.
15. Commitments and Contingencies
Honeywell Indemnification
Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company's businesses. In the stock purchase agreement executed in connection with M & F Worldwide's acquisition of the Company in 2005, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. Honeywell has been fulfilling its obligation to indemnify M & F Worldwide and its affiliates with regard to the guarantees and certain tax matters. The Company believes it is remote that it will incur any material liability related to the guarantees and tax matters.
Other
A series of commercial borrowers in various states that allegedly obtained loans from banks employing HFS's LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and believes it is remote that any of the remaining warranty claims will result in a material liability for the Company.
Various other legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management, based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.

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
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the nine months ended September 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Nine months ended September 30, 2011:
Severance and severance-related	$1.5	$2.0	$(2.9)	$—	$0.6
Facilities closures and other costs	4.5	1.7	(2.4)	(0.2)	3.6
Total	$6.0	$3.7	$(5.3)	$(0.2)	$4.2
Nine months ended September 30, 2010:
Severance and severance-related	$2.5	$4.7	$(4.1)	$—	$3.1
Facilities closures and other costs	2.5	2.8	(1.5)	(2.0)	1.8
Total	$5.0	$7.5	$(5.6)	$(2.0)	$4.9
The non-cash utilization of $0.2 and $2.0 in 2011 and 2010, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.0 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
During 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which is expected to be completed by the end of 2011, focuses on moving from a product-centric organization to a functional organization in order to enhance customer support.
The following table details the Company's restructuring accruals related to the Harland Financial Solutions segment for the nine months ended September 30, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Nine months ended September 30, 2011:
Severance and severance-related	$0.1	$0.2	$(0.3)	$—
Facilities and other costs	2.2	0.1	(0.6)	1.7
Total	$2.3	$0.3	$(0.9)	$1.7
Nine months ended September 30, 2010:
Severance and severance-related	$1.0	$0.5	$(1.2)	$0.3
Facilities and other costs	0.1	0.1	(0.1)	0.1
Total	$1.1	$0.6	$(1.3)	$0.4
The Company currently does not expect to incur significant additional costs related to these plans.
Scantron
The Company adopted plans during 2011 and 2010 to realize additional cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the nine months ended September 30, 2011 and 2010:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Nine months ended September 30, 2011:
Severance and severance-related	$0.1	$5.1	$(2.8)	$—	$2.4
Facilities and other costs	3.7	(0.8)	(1.3)	0.1	1.7
Total	$3.8	$4.3	$(4.1)	$0.1	$4.1
Nine months ended September 30, 2010:
Severance and severance-related	$0.5	$2.5	$(2.6)	$—	$0.4
Facilities and other costs	—	4.6	(0.7)	0.2	4.1
Total	$0.5	$7.1	$(3.3)	$0.2	$4.5
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
During the nine months ended September 30, 2011, the Company received $1.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $3.0 and $0.0, respectively, at September 30, 2011. The outstanding balance on the note is included in other current assets and other assets in the accompanying consolidated balance sheets. Interest income of $0.1 and $0.2 was recorded during the three and nine months and ended September 30, 2011, respectively. Interest income of $0.1 and $0.3 was recorded during the three and nine months and ended September 30, 2010, respectively.
Other
The Company expensed $0.6 and $2.0 during the three and nine months ended September 30, 2011, respectively, and $0.6 and $2.0 during the three and nine months ended September 30, 2010, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards and other business and home office products to consumers and small businesses.
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
The GlobalScholar Acquisition
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively referred to as "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total estimated consideration of $153.4 million as of the acquisition date. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with cash on hand.
The Parsam Acquisition
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively referred to as "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS is integrating Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2 million, which resulted in total estimated consideration of $34.0 million as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum contingent consideration of $25.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the

Harland Clarke Holdings Corp. and Subsidiaries

acquisition and related fees and expenses with cash on hand.
The Spectrum K12 Acquisition
On July 21, 2010, Scantron acquired Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total estimated consideration of $32.7 million as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 with a maximum aggregate contingent consideration of $20.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company financed the acquisition and related fees and expenses with cash on hand.
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
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
The operating results for the three months ended September 30, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.
Net Revenues:

	Three Months Ended
	September 30,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$283.2	$289.9
Harland Financial Solutions segment	72.4	70.9
Scantron segment	52.4	53.3
Eliminations	(0.3)	(2.6)
Total	$407.7	$411.5
Net revenues decreased by $3.8 million, or 0.9%, to $407.7 million in the 2011 period from $411.5 million in the 2010 period.
Net revenues for the Harland Clarke segment decreased by $6.7 million, or 2.3%, to $283.2 million in the 2011 period from $289.9 million in the 2010 period. The decrease was primarily due to volume declines, net of client additions and losses, in check and related products that reduced net revenues by $6.4 million, as well as a decline in non-check revenues, primarily resulting from a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 that also reduced net revenues by $6.1 million. The decline was partially offset by an increase in revenues per unit, which increased net revenues by $6.7 million.
Net revenues for the Harland Financial Solutions segment increased by $1.5 million, or 2.1%, to $72.4 million in the 2011 period from $70.9 million in the 2010 period. The increase was primarily due to revenues from the Parsam acquisition completed in December 2010, which increased net revenues by $1.6 million, as well as a $1.2 million increase in services revenues resulting from new customers. The increases were partially offset by a $1.0 million decrease in maintenance revenues due to customers converting to perpetual license agreements, as well as industry trends to hosted versus in-house solutions.
Net revenues for the Scantron segment decreased by $0.9 million, or 1.7%, to $52.4 million in the 2011 period from $53.3 million in the 2010 period. The decrease was primarily due to a decline in sales of a survey solution to assist financial institutions with implementation of new federal regulations in 2010 that reduced net revenues by $2.3 million, as well as a $1.2 million reduction in net revenues from volume declines in sales of forms. The revenue decreases were partially offset by $2.5 million of revenues resulting from the acquisitions of GlobalScholar and Spectrum K12. Net revenues in the 2011 period also included charges of $1.5 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenues into future periods. Deferred revenues related to GlobalScholar and Spectrum K12 increased by $6.5 million during the third quarter of 2011.
Elimination of net revenues decreased to $0.3 million in the 2011 period from $2.6 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Three Months Ended
	September 30,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$171.5	$181.7
Harland Financial Solutions segment	30.3	30.9
Scantron segment	36.5	29.2
Eliminations	(0.3)	(2.6)
Total	$238.0	$239.2
Cost of revenues decreased by $1.2 million, or 0.5%, to $238.0 million in the 2011 period from $239.2 million in the 2010 period.
Cost of revenues for the Harland Clarke segment decreased by $10.2 million, or 5.6%, to $171.5 million in the 2011 period from $181.7 million in the 2010 period. The decrease was primarily due to labor cost reductions of $3.8 million resulting mostly from restructuring activities, decreases in depreciation and amortization expense of $2.4 million, and lower delivery, materials and other variable overhead expenses of $2.3 million due to lower volumes. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 60.6% in the 2011 period as compared to 62.7% in the 2010 period. The decrease in cost of revenues as a percentage of revenues was primarily a result of restructuring and other cost reduction activities.
Cost of revenues for the Harland Financial Solutions segment decreased by $0.6 million, or 1.9%, to $30.3 million in the 2011 period from $30.9 million in the 2010 period. The decrease was primarily due to decreases in depreciation and amortization expense of $0.6 million, as well as occupancy and telecom cost reductions totaling $0.6 million resulting from restructuring, consolidation of facilities and favorable pricing. The decrease in cost of revenues was partially offset by costs of $0.5 million associated with the business acquired in the Parsam acquisition completed in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 41.9% in the 2011 period as compared to 43.6% in the 2010 period. The decrease in cost of revenues as a percentage of revenues was primarily due to cost reduction activities and growth in revenues.
Cost of revenues for the Scantron segment increased by $7.3 million, or 25.0%, to $36.5 million in the 2011 period from $29.2 million in the 2010 period. The increase was primarily due to costs of $7.4 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including a $4.4 million increase in amortization expense in the 2011 period resulting from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 69.7% in the 2011 period as compared to 54.8% in the 2010 period. The increase in cost of revenues as a percentage of revenues was primarily due to the increased amortization expense and other costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced net revenues by $1.5 million and the deferral of revenue for certain amounts billed and collected as further described above in the Net Revenues section.
Elimination of cost of revenues decreased to $0.3 million in the 2011 period from $2.6 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Selling, General and Administrative Expenses:

	Three Months Ended
	September 30,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$45.4	$51.0
Harland Financial Solutions segment	29.2	26.0
Scantron segment	21.1	15.4
Corporate	3.5	3.5
Total	$99.2	$95.9
Selling, general and administrative expenses increased by $3.3 million, or 3.4%, to $99.2 million in the 2011 period from $95.9 million in the 2010 period.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, general and administrative expenses for the Harland Clarke segment decreased by $5.6 million, or 11.0%, to $45.4 million in the 2011 period from $51.0 million in the 2010 period. The decrease was primarily due to labor cost reductions of $2.9 million resulting mostly from restructuring activities and a $2.8 million decline in other general overhead expenses, including lower professional fees of $0.7 million and travel costs of $0.5 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.0% in the 2011 period as compared to 17.6% in the 2010 period. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily a result of restructuring and other cost reduction activities.
Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $3.2 million, or 12.3%, to $29.2 million in the 2011 period from $26.0 million in the 2010 period. The increase was primarily due to costs of $1.0 million associated with the business acquired in the Parsam acquisition completed in December 2010, increased foreign currency transaction losses of $0.6 million, an increase in incentive compensation accruals of $0.5 million and an increase in travel costs of $0.5 million due to expanded selling efforts. Partially offsetting these increases was a decrease in compensation expense of $0.3 million related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 40.3% in the 2011 period as compared to 36.7% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to the increases in expenses.
Selling, general and administrative expenses for the Scantron segment increased by $5.7 million, or 37.0%, to $21.1 million in the 2011 period from $15.4 million in the 2010 period. The increase was primarily due to costs of $6.8 million from the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, partially offset by cost reductions resulting from restructuring activities and other integration efforts related to the acquisitions. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 40.3% in the 2011 period as compared to 28.9% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced net revenues by $1.5 million and the deferral of revenue for certain amounts billed as further described in the Net Revenues section above.
Revaluation of Contingent Consideration
Operating expenses decreased by $19.5 million in the 2011 period due to a decrease in the fair value of accrued contingent consideration related primarily to the GlobalScholar acquisition, which resulted from revenue projections that fall below the threshold amount that would trigger a payment. Operating expenses increased by $0.3 million in the 2010 period due to an increase in the fair value of accrued contingent consideration related to the Spectrum K12 and SubscriberMail acquisitions, which resulted primarily from accruals for the incentive compensation component of the arrangements.
Asset Impairment Charges
During the 2011 and 2010 periods, the Company recorded non-cash impairment charges of $0.1 million and $1.9 million, respectively. The charges in the 2011 period primarily related to assets that were determined to have limited future use for the Harland Clarke segment. The charges recorded in the 2010 period were primarily related to the abandonment of a development project for the Harland Clarke segment.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2011 period, the Company recorded restructuring costs of $0.4 million for the Harland Clarke segment and $1.9 million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $4.2 million for the Harland Clarke segment, $0.2 million for the Harland Financial Solutions segment and $0.6 million for the Scantron segment related to these plans.
Interest Expense
Interest expense was $27.4 million in the 2011 period as compared to $27.7 million in the 2010 period. The decrease in interest expense was largely due to lower fixed rates on interest rate hedge transactions as well as lower effective interest rates and a decrease in total debt outstanding.
Provision for Income Taxes
The Company's effective tax rate was 22.7% in the 2011 period and 33.7% in the 2010 period. The effective tax rate for the 2011 period is lower than the 2010 period primarily due to a $19.2 million reduction of contingent consideration in the 2011 period related to an acquisition that is not subject to income taxes. The effective tax rate for the 2010 period reflects a release of a reserve for uncertain tax positions of $1.6 million.

Harland Clarke Holdings Corp. and Subsidiaries

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
The operating results for the nine months ended September 30, 2011, as reflected in the accompanying consolidated statements of income and described below, include the operating results of the acquired GlobalScholar, Spectrum K12 and Parsam businesses from their respective dates of acquisition.
Net Revenues:

	Nine Months Ended
	September 30,
	2011	2010
Consolidated Net Revenues:
Harland Clarke segment	$845.3	$906.9
Harland Financial Solutions segment	219.7	210.3
Scantron segment	152.9	153.5
Eliminations	(0.6)	(5.9)
Total	$1,217.3	$1,264.8
Net revenues decreased by $47.5 million, or 3.8%, to $1,217.3 million in the 2011 period from $1,264.8 million in the 2010 period.
Net revenues for the Harland Clarke segment decreased by $61.6 million, or 6.8%, to $845.3 million in the 2011 period from $906.9 million in the 2010 period. The decrease was primarily due to volume declines, net of client additions and losses, in check and related products that reduced net revenues by $46.0 million, as well as a decline in non-check revenues, primarily resulting from a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 that reduced net revenues by $12.2 million. In addition, a decrease in revenues per unit reduced net revenues by $1.8 million. The 2010 period also included revenue for a one-time payment of $4.8 million resulting from the loss of a client. The decline in net revenues was partially offset by one additional workday in the 2011 period.
Net revenues for the Harland Financial Solutions segment increased by $9.4 million, or 4.5%, to $219.7 million in the 2011 period from $210.3 million in the 2010 period. The increase was primarily due to revenues from the Parsam acquisition completed in December 2010, which increased net revenues by $4.4 million, as well as a $4.2 million increase in software revenues for perpetual license agreements and a $2.6 million increase in services revenues resulting from new clients. The increases were partially offset by a $2.6 million decrease in maintenance revenues due to certain customers converting to perpetual license agreements, industry trends to hosted versus in-house solutions and customers converting from enterprise to term agreements. Net revenues in the 2011 period included charges of $0.9 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the Parsam acquisition.
Net revenues for the Scantron segment decreased by $0.6 million, or 0.4%, to $152.9 million in the 2011 period from $153.5 million in the 2010 period. The decrease was primarily due to a decline in sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 that reduced net revenues by $5.1 million, as well as a $2.4 million reduction in net revenues from volume declines in sales of forms. The revenue decrease was substantially offset by $7.2 million of revenues resulting from the acquisitions of GlobalScholar and Spectrum K12. Net revenues in the 2011 period also included charges of $6.8 million for non-cash fair value acquisition accounting adjustments to deferred revenues related to the GlobalScholar and Spectrum K12 acquisitions. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenues into future periods. Deferred revenues related to GlobalScholar and Spectrum K12 increased by $17.3 million during the nine months ended September 30, 2011.
Elimination of net revenues decreased to $0.6 million in the 2011 period from $5.9 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Nine Months Ended
	September 30,
	2011	2010
Consolidated Cost of Revenues:
Harland Clarke segment	$518.3	$557.5
Harland Financial Solutions segment	89.7	91.5
Scantron segment	104.9	84.8
Eliminations	(0.6)	(5.9)
Total	$712.3	$727.9
Cost of revenues decreased by $15.6 million, or 2.1%, to $712.3 million in the 2011 period from $727.9 million in the 2010 period.
Cost of revenues for the Harland Clarke segment decreased by $39.2 million, or 7.0%, to $518.3 million in the 2011 period from $557.5 million in the 2010 period. The decrease was primarily due to lower delivery, materials and other variable overhead expenses of $15.9 million due to lower volumes, labor cost reductions of $9.8 million primarily resulting from restructuring activities and decreases in depreciation and amortization expense of $9.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.3% in the 2011 period as compared to 61.5% in the 2010 period.
Cost of revenues for the Harland Financial Solutions segment decreased by $1.8 million, or 2.0%, to $89.7 million in the 2011 period from $91.5 million in the 2010 period. The decrease was primarily due to occupancy and telecom cost reductions totaling $2.1 million resulting from restructuring, consolidation of facilities and favorable pricing, as well as a $1.9 million decrease in depreciation and amortization expense. In addition, labor costs declined by $0.6 million due to lower employee benefit costs. The decrease was partially offset by costs of $1.8 million associated with the Parsam acquisition completed in December 2010. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 40.8% in the 2011 period as compared to 43.5% in the 2010 period. The decrease in cost of revenues as a percentage of revenues was primarily due to cost reduction activities and higher margins from growth in license revenues.
Cost of revenues for the Scantron segment increased by $20.1 million, or 23.7%, to $104.9 million in the 2011 period from $84.8 million in the 2010 period. The increase was due to costs of $21.4 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, including a $13.2 million increase in amortization expense in the 2011 period resulting from intangible assets recorded in connection with these acquisitions. Cost of revenues as a percentage of revenues for the Scantron segment was 68.6% in the 2011 period as compared to 55.2% in the 2010 period. The increase in cost of revenues as a percentage of revenues was primarily due to the increased amortization expense and other costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced net revenues by $6.8 million and the deferral of revenue for certain amounts billed and collected as further described above in the Net Revenues section.
Elimination of cost of revenues decreased to $0.6 million in the 2011 period from $5.9 million in the 2010 period primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in the 2010 period. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Selling, General and Administrative Expenses:

	Nine Months Ended
	September 30,
	2011	2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$138.2	$156.5
Harland Financial Solutions segment	85.3	81.6
Scantron segment	69.2	42.4
Corporate	11.8	10.0
Total	$304.5	$290.5
Selling, general and administrative expenses increased by $14.0 million, or 4.8%, to $304.5 million in the 2011 period from $290.5 million in the 2010 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $18.3 million, or 11.7%, to $138.2 million in the 2011 period from $156.5 million in the 2010 period. The decrease was primarily due to labor cost

Harland Clarke Holdings Corp. and Subsidiaries

reductions of $9.2 million mostly resulting from restructuring activities, lower travel costs of $4.1 million, a decline in other general overhead expenses of $3.1 million, and lower professional fees of $1.8 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.3% in the 2011 period as compared to 17.3% in the 2010 period. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily a result of restructuring and other cost reduction activities.
Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $3.7 million, or 4.5%, to $85.3 million in the 2011 period from $81.6 million in the 2010 period. The increase was primarily due to costs of $2.3 million associated with the business acquired in the Parsam acquisition completed in December 2010, as well as increases in travel costs of $1.0 million and selling expense of $0.9 million, both due to expanded selling efforts. Partially offsetting these increases were a decrease in professional fees of $1.1 million and a decrease in compensation expense of $1.1 million related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 38.8% in the 2011 period, unchanged from the 2010 period.
Selling, general and administrative expenses for the Scantron segment increased by $26.8 million, or 63.2%, to $69.2 million in the 2011 period from $42.4 million in the 2010 period. The increase was primarily due to costs of $24.3 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions and investments in growth initiatives. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 45.3% in the 2011 period as compared to 27.6% in the 2010 period. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced net revenues by $6.8 million, the deferral of revenue for certain amounts billed as further described in the Net Revenues section above and increased product development expenses
Corporate selling, general and administrative expenses increased by $1.8 million, or 18.0%, to $11.8 million in the 2011 period from $10.0 million in the 2010 period primarily due to professional fees of $1.1 million related to corporate finance and acquisition related activities as well as increases in general overhead costs.
Revaluation of Contingent Consideration
Operating expenses decreased by $24.6 million in the 2011 period due to decreases in the fair value of accrued contingent consideration related to the GlobalScholar, Spectrum K12, Parsam and SubscriberMail acquisitions, which resulted from revenue projections that fall below the threshold amounts that would trigger a payment. Operating expenses increased by $0.2 million in the 2010 period due to an increase in the fair value of accrued contingent consideration related to the Spectrum K12 acquisition, which resulted from accruals for the incentive compensation component of the arrangement.
Asset Impairment Charges
During the 2011 period, the Company recorded non-cash impairment charges of $1.9 million for the Scantron segment and $0.5 million for the Harland Clarke segment primarily related to assets that were determined to have limited future use. During the 2010 period, the Company recorded non-cash impairment charges of $2.5 million for the Harland Clarke segment primarily related to the abandonment of a development project and to adjust the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2011 period, the Company recorded restructuring costs of $3.7 million for the Harland Clarke segment, $0.3 million for the Harland Financial Solutions segment and $4.3 million for the Scantron segment related to these plans. In the 2010 period, the Company recorded restructuring costs of $7.5 million for the Harland Clarke segment, $0.6 million for the Harland Financial Solutions segment and $7.1 million for the Scantron segment related to these plans.
Interest Income
Interest income was $0.3 million in the 2011 period as compared to $0.5 million in the 2010 period. The decrease in interest income was primarily due to lower average cash equivalents balances in the 2011 period as compared to the 2010 period.
Interest Expense
Interest expense was $82.0 million in the 2011 period as compared to $87.9 million in the 2010 period. The decrease in interest expense was largely due to lower fixed rates on interest rate hedge transactions as well as lower effective interest rates and a decrease in total debt outstanding.

Harland Clarke Holdings Corp. and Subsidiaries

Other Income, Net
Other income, net was $13.2 million in the 2011 period as compared to $0.1 million in the 2010 period due to gains on the sale of marketable securities in the 2011 period.
Provision for Income Taxes
The Company's effective tax rate was 29.3% in the 2011 period and 37.8% in the 2010 period. The effective tax rate for the 2011 period is lower than the 2010 period primarily due to $22.8 million of reductions of contingent consideration in the 2011 period related to acquisitions that are not subject to income taxes. The provision for income taxes in the 2011 period also reflects a release of a reserve for uncertain tax positions of $1.2 million and a release of a $0.9 million valuation allowance reserve for capital loss carryovers utilized. The 2010 period reflects a charge of $0.9 million for a change in federal tax law relating to the deductibility of retiree prescription drug subsidies, offset in part by the release of a reserve for uncertain tax positions of $1.9 million.
Liquidity and Capital Resources
Cash Flow Analysis
The Company's net cash provided by operating activities during the nine months ended September 30, 2011 was $173.5 million as compared to $214.7 million during the nine months ended September 30, 2010. The decrease in net cash provided by operating activities of $41.2 million was due to a decrease in cash flow from operations and changes in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income after excluding a gain from revaluation of contingent consideration arrangements and a gain on sale of marketable securities in the nine months ended September 30, 2011. The changes in working capital were primarily due to payments under long-term incentive compensation plans of $17.5 million at the end of the plans' three-year cycle and increases in payments for other annual incentive compensation plans of $4.0 million, partially offset by an $11.1 million increase in deferred revenues during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
The Company's net cash used in investing activities was $165.0 million during the nine months ended September 30, 2011 as compared to $24.5 million during the nine months ended September 30, 2010. The increase in cash used in investing activities during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the GlobalScholar acquisition, higher capital expenditures and a decrease in proceeds from the sale of marketable securities.
The Company's net cash used in financing activities was $15.1 million during the nine months ended September 30, 2011 as compared to $14.8 million during the nine months ended September 30, 2010. The increase in net cash used in financing activities was due to payments of contingent consideration arrangements during the nine months ended September 30, 2011.
The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended September 30, 2011.
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 11 to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future. During the third quarter of 2011, the Company entered into a settlement agreement related to a contract termination with a financial institution client, which provides for a payment of $6.5 million to the Company. The Company's policy is to record contract settlements upon receipt, which is anticipated in the fourth quarter of 2011.
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2011 and 2010, the Company incurred $39.4 million and $23.2 million of capital expenditures and $0.2 million and $0.1 million of capitalized interest, respectively. The Company's capital expenditures are estimated to be in the range of $40.0 million to $50.0 million for the fiscal year ending December 31, 2012.

•	Contract Acquisition Payments. During the nine months ended September 30, 2011 and 2010, the Company made $33.7 million and $28.3 million of contract acquisition payments to its clients, respectively.

Harland Clarke Holdings Corp. and Subsidiaries

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's operations. During the nine months ended September 30, 2011 and 2010, the Company made $10.3 million and $10.2 million of payments for restructuring, respectively.

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
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of September 30, 2011, the Company had $92.0 million of availability under its revolving credit facility (after giving effect to the issuance of $8.0 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed on March 4, 2011 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
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

•
the failure of M & F Worldwide, our indirect parent company, and MacAndrews & Forbes Holdings Inc. to consummate the transactions contemplated by the merger agreement entered into by the parties thereto on

Harland Clarke Holdings Corp. and Subsidiaries

September 12, 2011; and

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
At September 30, 2011, the Company had $1,723.5 million of term loans outstanding under its credit agreement, $8.0 million of letters of credit outstanding under its revolving credit facility, $206.8 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at September 30, 2011 would have resulted in an increase in its interest expense for the nine months ended September 30, 2011 of approximately $6.5 million, including the effect of the interest rate derivative transactions discussed below.
In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2009 and 2010 in the form of swaps with notional amounts totaling $855.0 million currently outstanding as further described in Note 12 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These derivatives currently swap the underlying variable rates for fixed rates ranging from 1.264% to 2.353%.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2011.
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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A series of commercial borrowers in various states that allegedly obtained loans from banks employing HFS's LaserPro software have commenced individual or class actions against their banks alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the banks have made warranty claims against HFS related to these actions. Some of these actions have already been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of the matters still pending is not yet clear. HFS settled one warranty claim in 2009 for an immaterial amount without any admission of liability. The Company has not accepted any of the remaining warranty claims and believes it is remote that any of the remaining warranty claims will result in a material liability for the Company.
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
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 during the three months ended September 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended September 30, 2011.
Item 4. Removed and Reserved
Item 5. Other Information
No additional information need be presented.
Item 6. Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 3, 2011.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 3, 2011.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.
Date:	November 3, 2011	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2011	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 3, 2011.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 3, 2011.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.