Form 10-K
period 2011-12-31
HARLAND CLARKE HOLDINGS CORP
filed 2012-03-21
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(210) 697-8888
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated file ☐ Non-accelerated filer ☑ Smaller reporting company ☐
                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of March 21, 2012, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.

i

(This page intentionally left blank)

ii

PART I

Item 1.  Business
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. The Company is an indirect, wholly owned subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). MacAndrews is wholly owned by Ronald O. Perelman. On September 12, 2011, M & F Worldwide agreed, subject to various closing conditions, to merge with an indirect, wholly owned subsidiary of MacAndrews, and, following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of all other closing conditions, that merger was effected on December 21, 2011 (the "MacAndrews Acquisition").
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
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS has integrated Parsam's solutions into its existing solution offerings (see Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
The Scantron segment provides data management and decision support solutions and related services to educational, commercial, healthcare and governmental entities worldwide. Scantron products and services provide solutions for testing and assessment, instruction and performance management, business operational data collection, patient information collection and tracking, and managed technical services. Scantron's solutions combine a variety of data collection, analysis, and management tools, including web-based solutions, software, scanning equipment, forms, and related field maintenance services.
On July 21, 2010, Scantron Corporation ("Scantron”), a wholly owned subsidiary of the Company, acquired 100% of the equity of Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for education assessments, content and data management (see Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
On January 3, 2011, Scantron purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions (see Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Company Overview
Harland Clarke
Harland Clarke provides checks and related products, direct marketing services and customized business and home office products to financial services, retail and software providers as well as consumers and small business. In 2011, Harland Clarke generated revenues of $1,134.9 million (70% of the Company's 2011 consolidated net revenues).

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
Harland Clarke also offers a wide variety of standard financial forms and flexible formats to suit clients' needs, and the products are also compatible with image processing systems. Harland Clarke also provides treasury management supplies, such as integrated cash deposit products, customized deposit tickets and security bags.
Marketing Services
Harland Clarke also offers integrated, multi-channel marketing services that help clients measure, understand, manage and optimize their business-to-consumer and business-to-business relationships as well as their returns on marketing investments. These services include:

•	marketing strategies such as acquisition, lead generation and nurturing, retention, activation, cross-selling and up-selling;

•	data management and analytics;

•	database design, development and hosting;

•	print production and lettershop;

•	teleservices; and

•	online and digital marketing with advanced filtering to deliver targeted messages, social media and web analytics integration, and tools to manage complex enterprise and channel programs.
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
Harland Clarke also markets its products directly to consumers and small businesses through advertising inserts in newspapers, advertisements sent directly to residences, and online and digital advertising. Online shopping, contact center access and mail order forms enable consumers to order at their convenience.
Clients
The clients of Harland Clarke range from major national and large regional banks and securities firms to community banks, credit unions, brokerage houses, retailers and software companies. In addition, Harland Clarke clients include consumers and small businesses.
Harland Clarke's contracts with its institutional clients are generally sole-source contracts for the sale of its checks and related products to the clients' customers. The initial terms of the agreements generally range from three to five years and generally are terminable for cause, although some of its financial institution clients can terminate their contracts for convenience.

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
Environmental Matters
Harland Clarke's current check printing operations use hazardous materials in the printing process and generate solid wastes, wastewater and air emissions. Consequently, its facilities are subject to existing and may be subject to proposed federal, state and local laws and regulations designed to protect human health and the environment. While enforcement of these laws may require the expenditure of material amounts for environmental compliance or cleanup, Harland Clarke believes that its facilities are currently in material compliance with all applicable laws and regulations.
Historic check printing operations at Harland Clarke's current and former facilities used hazardous materials and generated regulated wastes in greater quantities than Harland Clarke's current operations. In some instances Harland Clarke has sold these facilities and agreed to indemnify the buyer of the facility for potential environmental liabilities. Harland Clarke may also be subject to liability under environmental laws for environmental conditions at these current or former facilities or in connection with the disposal of waste generated at these facilities. Harland Clarke is not aware of any fact or circumstance that would require the expenditure of material amounts for environmental cleanup or indemnification in connection with its historic operations. However, if environmental contamination is discovered at any of these former facilities or at locations where wastes were disposed, Harland Clarke could be required to spend material amounts for environmental cleanup.
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
Harland Financial Solutions
Harland Financial Solutions provides technology products and services to financial services clients worldwide including lending and mortgage applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems. In 2011, Harland Financial Solutions generated revenues of $285.8 million (18% of the Company's 2011 consolidated net revenues).
Products and Services
Harland Financial Solutions provides host processing systems on both an in-house and outsourced basis to financial institutions, including banks, credit unions and thrifts. Its products centralize customer information and facilitate high speed and reliable processing of transactions from every delivery channel. Harland Financial Solutions has integrated its compliance, branch automation, Internet banking, mobile banking, self-service and business intelligence products into its core processing solutions. Management believes that this integration capability differentiates Harland Financial Solutions from other providers. Harland Financial Solutions helps financial institutions increase the profitability of customer relationships through business intelligence and branch automation software. Harland Financial Solutions offers Internet banking, mobile banking and branch automation systems designed to enhance the customer experience through integrated teller, platform, call center and self-service tools from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment.
Harland Financial Solutions also sells loan and deposit origination and compliance software to financial institutions. Harland Financial Solutions offers a complete product suite, ProSuite, including solutions for lending, account opening, sales management and loan underwriting. Harland Financial Solutions also offers a commercial lending risk management, underwriting and portfolio management product suite marketed as CreditQuest. Harland Financial Solutions provides mortgage loan origination, production and servicing solutions through its various products.
As a result of the Parsam acquisition in December 2010, Harland Financial Solutions has a software development and support operation consisting of approximately 50 information technology professionals located in Thiruvananthapuram, India.

Backlog
Harland Financial Solutions' backlog was estimated to be $399.3 million and $366.1 million at December 31, 2011 and 2010, respectively. Backlog consists of contracted products, maintenance, outsourced services and professional services prior to delivery. The Company expects to deliver approximately 34.8% of the 2011 backlog during 2012. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2013 and beyond.
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
Scantron
Scantron provides data management and decision support solutions and related services to educational, commercial, healthcare and governmental entities worldwide. Scantron's solutions combine a variety of data collection, analysis and management tools, including web-based solutions, software, scanning equipment, forms, and related field maintenance services. In 2011, Scantron generated revenue of $201.2 million (12% of the Company's 2011 consolidated net revenues).
Products and Services
Education-Related Products
Scantron's sales to K-12 educational institutions have historically represented the largest portion of Scantron's revenues, although it also generates revenues from sales to higher education, healthcare, government and commercial institutions. In 2011, Scantron derived approximately 46% of its revenues from sales to K-12 educational institutions.
Scantron's Achievement Series is a set of web-based testing solutions that provide schools and other enterprises with a content-neutral platform for measuring achievement, with real-time reporting. Scantron also offers solutions for managing and centralizing the data generated by the testing process to measure progress against state and national standards. Scantron's Performance Series is an Internet-delivered, standards-based, computer adaptive assessment that provides valid and reliable diagnostic and placement assessment data. Each assessment is adapted for each student, is aligned to individual state standards, and links to instructional applications that can help educators design formative assessment-based instruction.
Scantron has integrated Achievement Series and Performance Series to provide an overall diagnostic, achievement testing, monitoring and data reporting solution. These solutions also allow the easy integration of disparate technologies and content. Scantron's Achievement Series and Performance Series solutions generate subscription revenues and the opportunity for the sale of associated products, including forms and scanner solutions, testing content, testing-based instruction applications and data management tools.
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
As a result of the GlobalScholar acquisition in January 2011, Scantron provides a comprehensive software platform through GlobalScholar's Pinnacle System, that supports standards-based student, classroom, and program grading and evaluation, enabling schools to identify deficiencies in student performance and comply with government-mandated standards. The Pinnacle System provides databases of attendance, grades, and student proficiencies that is available over the Internet and through other devices to students, parents, teachers and administrators. Additionally, users worldwide, through a series of websites, can obtain tutoring services and access directories of educational institutions; access lectures and full courses on many topics; obtain educational administrative support and assistance in developing interactive educational websites; and store curriculum, testing, and evaluation information. With the GlobalScholar acquisition, Scantron acquired operations located in Chennai, India consisting of approximately 300 employees. Approximately 200 of these employees are information technology professionals who provide software development and support services.
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
Commercial, Healthcare, and Government - Related Products
Scantron provides data management and decision support services for clients using web-based, telephone and paper-based methods for data collection, processing, analysis and reporting. These services include operational data capture, patient information tracking, and a wide variety of other data collection, analysis and management applications.
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
In addition, Scantron offers software packages for client-managed survey and operational data collection.
Field Maintenance Services
Scantron provides field maintenance services including installation, maintenance and repairs for computers and other third-party equipment as well as Scantron scanners.
Backlog
Scantron's backlog, which consists primarily of contracted products and services prior to delivery, was estimated to be $83.5 million and $60.4 million at December 31, 2011 and 2010, respectively. The Company expects to deliver approximately 66% of the 2011 backlog during 2012. Due to the long-term nature of certain service contracts, the remainder of the backlog will be delivered in 2013 and beyond.
Sales, Marketing and Product Support
Scantron sells its products and services directly through sales organizations segmented by industry vertical or product category. Scantron provides comprehensive product support to its clients directly with telephone and online support and provides on-site and depot support for scanner products.
Clients
Clients for Scantron's educational products range from K-12 institutions and districts to higher education institutions. Clients for Scantron's other data management products include commercial, healthcare and government organizations.
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

The Company's Suppliers
The main supplies used in check and form printing are paper, print ink, binders, boxes, packaging and delivery services. For all critical supplies, Harland Clarke has at least two qualified suppliers or multiple qualified production sites in order to ensure that supplies are available as needed. Using alternative suppliers may, however, result in increased costs. Harland Clarke has not historically experienced any material shortages and management believes Harland Clarke has redundancy in its supplier network for each of its critical inputs.
Scantron purchases a majority of the paper for its business from a single supplier. It purchases scanner components from various equipment manufacturers and supply firms. Scantron historically has not experienced shortages of materials and believes it will continue to be able to obtain such materials or suitable substitutes in acceptable quantities and at acceptable prices.
The Company's Foreign Sales
The Company conducts business outside the United States in Canada, India, Ireland and Israel. Its foreign sales totaled $23.0 million in 2011, $20.6 million in 2010 and $18.1 million in 2009.
The Company's Employees
As of December 31, 2011, the Company had approximately 6,800 employees. No employees of the Company are represented by a labor union. The Company considers its employee relations to be good.
The Company's Intellectual Property
The Company relies on a combination of trademark, copyright and patent laws, trade secret protection and confidentiality and license agreements to protect its trademarks, copyrights, software, inventions, trade secrets, know-how and other intellectual property. The sale of products bearing trademarks or designs licensed from third parties accounts for a significant portion of the Company's revenue. Typically, such license agreements are effective for a two- to three-year period, provide for the retention of ownership of the tradename, know-how or other intellectual property by the licensor and require the payment of a royalty to the licensor. There can be no guarantee that such licenses will be renewed or will continue to be available on terms that would allow the Company to sell the licensed products profitably.
Governmental Regulation Related to the Company
The Company is subject to the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. The Company is also subject to additional privacy and information security requirements in many of its contracts with financial institution clients, which are often more restrictive than these laws and regulations. Collectively, these laws, regulations and agreements require the Company to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter.
These laws and regulations require some of the Company's businesses to provide a notice to consumers to allow them the opportunity to have their nonpublic personal information removed from the Company's files before the Company shares their information with certain third parties. These laws and regulations may limit the Company's ability to use its direct-to-consumer data in its businesses. Current laws and regulations allow the Company to transfer consumer information to process a consumer-initiated transaction, but also require the Company to protect the confidentiality of a consumer's records or to protect against actual or potential fraud, unauthorized transactions, claims or other liabilities. The Company is also allowed to transfer consumer information for required institutional risk control and for resolving customer disputes or inquiries. The Company may also contribute consumer information to a consumer-reporting agency under the Fair Credit Reporting Act. Some of the Company's financial institution clients request various contractual provisions in their agreements that are intended to comply with their obligations under the Gramm-Leach-Bliley Act and other laws and regulations.
Congress and many states have passed and are considering additional laws or regulations that, among other things, restrict the use, purchase, sale or sharing of nonpublic personal information about consumers and business customers. New laws and regulations may be adopted in the future with respect to the Internet, e-commerce or marketing practices generally relating to consumer privacy. Such laws or regulations may impede the growth of the Internet and/or use of other sales or marketing vehicles. For example, new privacy laws could decrease traffic to the Company's websites, decrease telemarketing opportunities and decrease the demand for its products and services. Additionally, the applicability to the Internet of existing laws governing property ownership, taxation and personal privacy is uncertain and may remain uncertain for a considerable length of time.
Non-Operating Contingent Claims, Indemnification and Insurance Matters
Honeywell Indemnification
Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company's current businesses. In the stock purchase agreement executed in connection with M & F Worldwide's acquisition of the Company in 2005, Honeywell International Inc. ("Honeywell") agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. Honeywell has been fulfilling its obligation to indemnify M & F Worldwide and its affiliates with regard to the guarantees and certain tax matters. The Company believes it is remote that it will incur any material liability related to the guarantees and tax matters.
Other
A series of commercial borrowers in various states that allegedly obtained loans from financial institutions employing HFS's LaserPro software have commenced individual or class actions against their financial institutions alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the financial institutions have made warranty claims against HFS related to these actions. Some of the actions commenced by the commercial borrowers have been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of those pending matters is not yet clear. The Company has not accepted any of the warranty claims. One of the financial institutions has commenced an arbitration against the Company relating to a commercial borrower claim against it under the terms of the Company's agreement with the financial institution, and another financial institution has filed a motion in the action brought by its commercial borrower seeking to assert a third-party claim against the Company. In the latter action, the Company has moved to stay the third-party claim pending arbitration. At the appropriate time, the Company intends to deny liability to both financial institutions, but the Company is not able at this early stage to assess whether it may have any liability to either institution or the amount of any such liability, but it believes it is remote that either claim will result in material liability. Due to the preliminary nature of the remaining matters, the Company believes it is remote that any of the remaining warranty claims will result in any material liability for the Company.
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
Availability of Reports
Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934, are available without charge as soon as reasonably practicable after the Company files such materials with or furnishes such materials to the Securities and Exchange Commission upon request to the Chief Financial Officer, Harland Clarke Holdings Corp., 10931 Laureate Drive, San Antonio, TX 78249.
Item 1A.  Risk Factors
Risks Related to Our Substantial Indebtedness
We have substantial indebtedness, which may adversely affect our ability to operate our business and prevent us from fulfilling our obligations under our debt agreements.
As of December 31, 2011, we had indebtedness with a total principal amount of $2,198.1 million (including $3.5 million of capital lease obligations and other indebtedness), and $92.0 million of additional availability under our revolving credit facility (after giving effect to the issuance of $8.0 million of letters of credit). In addition, under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of our senior secured credit facilities and notes allow us to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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
We are required to make scheduled payments of principal on our senior secured term loan in the amount of $18.0 million per year in equal quarterly installments. In addition, our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed under that facility. An excess cash flow payment of approximately $12.5 million will be paid in the first quarter of 2012 with respect to 2011 and will be applied against other mandatory payments due in 2012 under the terms of the facility. An excess cash flow payment of $3.5 million was paid in 2011 with respect to 2010 and was applied against other mandatory payments due in 2011 under the terms of the facility. No such excess cash flow payment was paid in 2010 with respect to 2009. We are required to repay our senior secured term loan in full in 2014 and are required to repay our senior notes in 2015. Our revolving credit facility will mature in 2013.
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
We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities and the indenture governing our senior notes do not fully prohibit us from doing so. In addition, as of December 31, 2011, there was $92.0 million of additional availability under our $100.0 million revolving credit facility (after giving effect to the issuance of $8.0 million of letters of credit). Under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness under our senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of our senior secured credit facilities and senior notes allow us to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
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
Risks Related to Our Business
Weak economic conditions and further acceleration of check unit declines may continue to have an adverse effect on the Company's revenues and profitability and could result in additional impairment charges.
The Company has substantial intangible assets, including substantial goodwill. Goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired. The Company also has substantial property, plant and equipment and amortizable intangible assets, such as customer relationships, which are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test processes are more fully described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included elsewhere in this Annual Report on Form 10-K.
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
The Company periodically updates its long-range business plans and forecasts, which include financial projections that are incorporated in the annual impairment tests. Estimated revenue growth rates for all reporting units may be lower than past projections due to the various factors discussed in this report, including, but not limited to, the following:

•	the continued adverse economic environment, which may negatively affect future revenue and margins as a result of lower demand and pricing pressure; and

•	check unit declines are expected to continue, which may negatively affect future revenue for our Harland Clarke segment.
Depending on the nature of these factors and the expected relative magnitude and permanency of their effects, the Company's businesses may not be able to achieve previous levels of performance even when overall economic conditions improve. As a result of the 2011 step one annual impairment test for goodwill, the Company determined the estimated fair value of the Scantron reporting unit was less than its carrying value primarily due to declines in projected revenues and margins and a higher discount rate. This required the Company to perform the second step of the test and hypothetically allocate the estimated fair value to Scantron's assets and liabilities with the unallocated fair value representing the implied fair value of Scantron's goodwill. As a result of this analysis, a non-cash impairment charge of $102.2 million was recorded for the Scantron segment in the fourth quarter of 2011 based on the implied fair value of Scantron's goodwill being less than its carrying value. The Company also performed the 2011 annual impairment test for indefinite-lived tradenames and determined the estimated fair value of the Scantron tradename was less than its carrying value primarily due to declines in projected revenues and margins and a higher discount rate. As a result of this impairment and changes in Scantron's branding strategy, the useful life of the Scantron tradename was reassessed and determined to no longer be indefinite. The Company determined the economic life for the Scantron tradename is 15 years. A non-cash impairment charge of $4.2 million was recorded for the Scantron segment in the fourth quarter of 2011 based on the estimated fair value of the Scantron tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to a life of 15 years. The annual impairment tests for goodwill and indefinite-lived tradenames performed in the fourth quarter of 2010 did not result in impairments of goodwill and indefinite-lived tradenames.
Future impairment tests may result in a determination that there has been a material asset impairment. Any asset impairment would be reported as a non-cash operating loss, would have a negative effect on the Company's earnings and total assets, and could have a negative impact on the market prices of the Company's outstanding securities. Impairment charges in the future would not affect the Company's consolidated cash flows, current liquidity, capital resources and covenants under its existing credit facilities.

Difficult conditions in the financial markets and a general economic downturn may adversely affect the business and results of operations of the Company, and we cannot determine if these conditions will improve or worsen in the near future.
The economic conditions since late 2008 and the volatility in the financial markets during this period have contributed and may continue to contribute to high unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. During this period, a number of financial institutions have taken significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We cannot determine whether the difficult conditions in the economy in general and/or the financial markets will improve or worsen in the near future. Our businesses have been and may continue to be adversely affected by these difficult conditions. Harland Clarke may experience reduced revenues due to losses of customers in the event the financial institutions upon which it depends either merge with or are sold to other institutions, or fail, or in the event that consumer spending continues to decline, or checking account openings continue to decrease, resulting in further acceleration in the decline of check usage and the use of Harland Clarke's other products. Similarly, Harland Financial Solutions, which also depends on its financial institution customers, may be adversely affected due to losses of financial institution customers from mergers, consolidations or failures. Reductions in financial institution information technology budgets in response to market difficulties could continue to result in further delays or cancellations of Harland Financial Solutions client purchases, as well as potential pricing pressure on Harland Financial Solutions products. Economic slowdown and liquidity constraints may also cause state and local public and private education budgets to be further reduced, which could continue to result in reduced revenues at Scantron, as well as pricing pressure on Scantron products. In addition, further disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance.
Account data breaches involving stored client data or misuse of such data could adversely affect our reputation, revenues, profits and growth.
We, our clients, and other third parties store customer account information relating to our Harland Clarke segment's checks. In addition, a number of clients use our Harland Financial Solutions products and Scantron products to store and manage sensitive customer and student information. Scantron also provides services which involve the storage of non-public customer information. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by our own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving our clients and our financial institution clients' customers' information and/or funds, damage the reputation of our brands and result in claims against us. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and could have a material adverse impact on our transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect our financial institution clients' perception as to our reliability, and could lead to the termination of client contracts.
Legislation and contracts relating to protection of personal data could limit or harm our future business.
We are subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as "non-public personal information." Examples include the federal financial modernization law known as the Gramm-Leach-Bliley Act and the regulations implementing its privacy and information security requirements, as well as other privacy and data security federal and state laws and regulations. We are also subject to additional requirements in many of our contracts with financial institution clients, which are often more restrictive than the regulations. These laws, regulations and agreements require us to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. The laws, regulations, and agreements limit our ability to use or disclose non-public personal information for other than the purposes originally intended.
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

The financial services sector is also subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain operations of our Harland Clarke and Harland Financial Solutions segments are examined by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"), among other agencies, to confirm our ability to maintain data security. These agencies regulate and audit services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Adverse audit findings could impact our ability to continue to render services or require investment in corrective measures. Moreover, current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively affect the operations of our Harland Clarke or Harland Financial Solutions segments or limit their future growth.
The use of our Scantron products and services to store and manage student and other educational data may be subject to The Family Education Rights and Privacy Act of 1974, commonly known as FERPA, which is a federal law that protects the privacy of student education records in connection with Scantron's web-based assessment services. Many states have enacted similar laws to protect the privacy of student data. The operation of websites by Scantron that are accessed by children under the age of 13 may be subject to the Children's Online Privacy Protection Act of 1998, commonly known as COPPA. The collection of patient data through Scantron's survey services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. Scantron is also subject to the Gramm-Leach-Bliley Act.
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
We use sophisticated software and computing systems in our Harland Clarke, Harland Financial Solutions and Scantron segments. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients of our Harland Clarke segment have integrated certain components of their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients' customers' accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

•	loss of clients;

•	additional development costs;

•	diversion of technical and other resources;

•	negative publicity; or

•	exposure to liability claims.
We may not successfully implement any or all components of our business strategies or realize all of our continued cost savings, which could reduce our future revenues and profitability.
Our business strategies include a goal to cross-sell between business segments, capitalize on complementary offerings across the client base of our Harland Clarke segment, cross-sell software products into our combined client base, continue focusing on software-enabled testing and assessment products while expanding the offering of survey services to financial institutions, and continue to reduce costs and generate strong cash flow.
We may not be able to implement fully any or all components of our business strategies or realize, in whole or in part or within the timeframes anticipated, the efficiency improvements or cost savings from these strategies. These strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Financial industry turmoil and the general economic slowdown may continue to affect adversely our ability to implement our business strategies. Additionally, our business strategies may change from time to time. As a result, we may not be able to achieve our anticipated results of operations.
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
A significant portion of our revenues are derived from the sale of products by our Harland Clarke segment bearing third-party trademarks or designs pursuant to royalty-bearing licenses. Typically, these licenses are for a term of between two and three years, and some licenses may be terminated at the licensor's option upon a change of control. There can be no guarantee that such licenses will be renewed or will continue to be available to us on terms that would allow us to continue to sell the licensed products profitably.
Third parties may claim we infringe on their intellectual property rights.
Third parties have and may assert intellectual property infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of patents for Internet-related systems and business methods, which may have broad implications for participants in technology and service sectors. Claims for infringement of these patents are increasingly becoming a subject of litigation. Because patent application information may not always be readily available, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. Responding to these infringement claims may require us to incur significant fees and costs and expend resources, to enter into royalty-bearing license agreements, to stop selling or to redesign affected products, services and technologies, to pay damages, and/or to satisfy indemnification commitments under agreements with our licensees. In the event that our trademarks are successfully challenged by third parties, we could be forced to rebrand our products, which could result in the loss of brand recognition. Litigation relating to infringement claims could also result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.
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
Our business is driven in part by the personal relationships of our senior management teams. Despite executing employment agreements with certain members of our senior management teams, these individuals may discontinue service with us and we may not be able to find individuals to replace them at the same cost, or at all. We have not obtained "key person" insurance for any member of our senior management teams. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations.
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
We are exposed to changes in interest rates on our variable-rate debt. A hypothetical increase of 1 percentage point in the variable component of interest rates applicable to floating rate debt outstanding as of December 31, 2011 would have resulted in an increase to interest expense of approximately $8.6 million per year including the effect of interest rate swaps outstanding at December 31, 2011. Adverse interest rate changes could have a material adverse effect on our business, results of operations and financial condition.
We are dependent on the success of our research and development efforts and the failure to develop new and improved products could adversely affect our business.
We have in the past made, and intend to continue in the future to make, investments in research and development in order to enable us to identify and develop new products. The development process for new products can be lengthy. Despite investments in this area, our research and development may not result in the discovery or successful development of new products. The success of our new product offerings will depend on several factors, including our ability to:

•	accurately anticipate and properly identify our customers' needs and industry trends;

•	price our products competitively;

•	innovate, develop and commercialize new products and applications in a timely manner;

•	obtain necessary regulatory approvals;

•	differentiate our products from competitors' products; and

•	use our research and development budget efficiently.
The continuous introduction of new products is important to our growth. Our financial condition could deteriorate if we cannot timely and cost effectively develop and commercialize new products.
We may be subject to sales and other taxes, which could have adverse effects on our business.
In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in remote or online commerce. Several states in the United States have taken various initiatives to prompt retailers to collect local and state sales taxes on purchases made over the Internet. Furthermore, tax law and the interpretation of constitutional limitations thereon is subject to change. In addition, any new operations of these businesses in states where they do not currently have a physical presence could subject shipments of goods into such states by these businesses to sales tax under current or future laws. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices, it could have a material, adverse effect on our business.
We may be subject to environmental risks, and liabilities for environmental compliance or cleanup could have a material, adverse effect on our profitability.
Our operations are subject to existing and may be subject to proposed federal, state and local laws and regulations pertaining to pollution and protection of human health and the environment, the violation of which can result in substantial costs and liabilities, including material civil and criminal fines and penalties. Such requirements include those pertaining to air emissions; wastewater discharges; occupational safety and health; the generation, handling, treatment, remediation, use, storage, transport, release, and exposure to hazardous substances and wastes. Under certain of these laws and regulations, such as the federal Superfund statute, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators or on persons who may have sent waste to that facility for disposal. In addition, environmental laws and regulations, and interpretation or enforcement thereof, are constantly evolving and any such changes could affect the Company's business, financial condition or results of operations. Enforcement of these laws and regulations may require the expenditure of material amounts for environmental compliance or cleanup.
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
MacAndrews, our indirect parent company, and its sole stockholder have significant influence over us.
Mr. Ronald O. Perelman, through MacAndrews, beneficially owned, as of December 31, 2011, all of the outstanding common stock of M & F Worldwide, which beneficially owns 100% of our stock. In addition, a majority of our directors is affiliated with MacAndrews. As a result, MacAndrews and its sole stockholder possess significant influence over our business decisions.
Risks Related to our Harland Clarke Segment
The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.
Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. During 2011, this trend of higher check unit declines improved slightly from that experienced in recent years, however Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins.
Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.
Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our business, financial condition and results of operations. For the year ended December 31,

2011, financial institutions accounted for approximately 82% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.
We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.
The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2011, the top 20 clients of our Harland Clarke segment represented approximately 43% of its revenues, with sales to Bank of America and Wells Fargo representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or "for cause." A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients could have a material adverse effect on our revenues and profitability.
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
We have strong relationships with many of the country's largest paper mills and ink suppliers. These relationships afford us certain purchasing advantages, including stable supply and favorable pricing arrangements. Our supplier arrangements are by purchase order and terminable at will at the option of either party. While we have been able to obtain sufficient paper supplies during recent paper shortages and otherwise, in part through purchases from foreign suppliers, we are subject to the risk that we will be unable to purchase sufficient quantities of paper to meet our production requirements during times of tight supply. An interruption in our relationship with service providers for our digital printers could compromise our ability to fulfill pending orders for checks and related products. In addition, disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance. Any interruption in supplies or service from these or other vendors or suppliers or delivery services could result in a disruption to our business if we are unable to readily find alternative service providers at comparable rates.
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
Risks Related to our Harland Financial Solutions and Scantron Segments
Our Scantron segment provides products and services to educational institutions that are subject to educational budget allotments, which are under pressure and could affect customer willingness to invest in our products.
Our Scantron business is subject to federal and state educational budget allotments. In the current economic and political landscapes, these budget allotments may come under pressure and could be reduced, thus affecting customer willingness to invest in our products.
If we fail to continually improve our Harland Financial Solutions and Scantron products, effectively manage our product offerings and introduce new products and service offerings, our business may suffer.
Harland Financial Solutions' and Scantron's businesses are affected by technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. The businesses of providing technological solutions to financial institutions, educational organizations and other enterprises have been and continue to be intensely competitive, requiring us to continually improve our existing products and create new products while at the same time controlling our costs. Such improvements have required and will continue to require substantial cash investments and allocations of personnel and other resources. We face intense competition from a number of multi-national, international, national, regional and local providers of software and services, some of whom may have greater financial and other resources than we have, greater familiarity with our prospective clients than we do, or the ability to offer more attractive products and services than we do. Our future success will depend in part upon our ability to:

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
Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2011, financial institutions accounted for substantially all of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.
Downturns in general economic and industry conditions, enhanced regulatory burdens and reductions in information technology budgets could cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.
Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the FDIC and National Credit Union Administration ("NCUA") or due to recently enacted federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. Such reductions and longer lead times could result in delays or cancellations of client purchases and could have a material adverse effect on our business, financial position, results of operations and cash flows. Recent financial industry turmoil and the general economic slowdown may adversely affect our financial institution clients' ability or willingness to commit financial resources to our products, and spending decisions by these clients may continue to be delayed. Prolonged economic slowdowns may result in clients requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts.
As our software offerings increase in number, scope and complexity, our need to prevent any undetected errors and to correct any identified errors may increase our costs, slow the introduction of new products and we may become subject to warranty or product liability claims which could be costly to resolve and result in negative publicity.
Although our Harland Financial Solutions and Scantron businesses test each of their new products and product enhancement releases and evaluate and test the products obtained through acquisition before introducing them to customers, significant errors may be found in existing or future releases of our software products, and vulnerability to cyber attacks may arise, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy client demands. In addition, defects in our products or difficulty integrating our products with our clients' systems could result in delayed or lost revenues, warranty or other claims against us by clients or third parties, adverse client reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.
Errors, defects or other performance problems of our products could result in harm or damage to our clients and expose us to liability, which may adversely affect our business and operating results.
Because our clients may use our products for mission critical applications, errors, defects or other performance problems may cause financial or other damages to our clients and result in claims for substantial damages against us, regardless of our responsibility for such errors, defects or other performance problems. For example, Harland Financial Solutions has been named in lawsuits challenging certain provisions in Harland Financial Solutions' lending products.
The terms of our contracts with our clients are generally designed to limit our liability for errors, defects or other performance problems and damages relating to such errors, defects or other performance problems, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Our current liability insurance coverage may not continue to be available on acceptable terms and insurers may deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, even if we succeed in the litigation, we are likely to incur additional costs and our management's attention might be diverted from our normal operations.

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
The financial services sector is subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain Harland Financial Solutions operations are examined by the OCC, the FDIC and the NCUA, among other agencies. These agencies regulate services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively affect our current Harland Financial Solutions' operations or limit its future growth.
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
Our Scantron segment purchases a majority of its paper from one supplier. Scantron purchases scanner components from equipment manufacturers, supply firms and others. Scantron may not be able to purchase those supplies in adequate quantities or at acceptable prices. Rising inflation will also cause Scantron's material and delivery costs to rise. If Scantron is forced to obtain paper and other supplies at higher prices or lower quantities, our profitability could be adversely affected.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Harland Clarke is headquartered in San Antonio, Texas, Harland Financial Solutions is headquartered in Lake Mary, Florida, and Scantron is headquartered in Eagan, Minnesota. The principal properties for each segment are as follows:

Harland Clarke

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Atlanta, GA	Administration, Information Technology, Sales and Marketing	96,400	Owned
Atlanta, GA(a)	Closed	36,000	Owned
Atlanta, GA(a)	Closed	54,000	Owned
Atlanta, GA(a)	Closed	132,300	Owned
Atlanta, GA	Tech Center	14,294	Leased
Atlanta, GA	Operations Support	9,665	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Braintree, MA	Marketing Services and Support	3,476	Leased
Charlotte, NC	Administration	4,906	Leased
Colorado Springs, CO	Services	22,665	Leased
Glen Burnie, MD	Marketing Services and Production	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Gurabo, Puerto Rico	Printing	22,446	Leased
High Point, NC	Printing	135,000	Leased
Jeffersonville, IN	Printing	141,332	Leased
Lisle, IL	Marketing Services	7,050	Leased
Louisville, KY	Printing	50,000	Leased
Milton, WA	Printing	87,640	Leased
Nashville, TN	Administration	8,124	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
San Antonio, TX	Warehouse	18,675	Leased
___________

(a)	Held for sale.

Harland Financial Solutions

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	4,400	Leased
Bothell, WA	Development and Support	16,286	Leased
Carmel, IN	Development and Support	4,821	Leased
Cincinnati, OH	Service Bureau, Data Center	63,901	Leased
Clive, IA	Service Bureau, Data Center	36,466	Leased
Cotuit, MA	Development and Support	3,200	Leased
Englewood, CO	Development and Support, Data Center	28,838	Leased
Fargo, ND	Development and Support	18,371	Leased
Grand Rapids, MI	Development and Support	5,703	Leased
Lake Mary, FL	Corporate Headquarters, Development and Support	80,390	Leased
Memphis, TN	Development and Support	7,981	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Orlando, FL	Processing	14,856	Leased
Pleasanton, CA	Development and Support	30,232	Leased
Portland, OR	Administration, Development and Support	58,685	Leased
Tel Aviv, Israel	Development and Support	7,911	Leased
Thiruvananthapuram, India	Development and Support	21,500	Leased
Scantron

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Atlanta, GA	Administration, Development and Support	12,780	Leased
Bellevue, WA	Administration	16,000	Leased
Chennai, India	Development and Support	38,060	Leased
Columbia, PA	Printing	121,370	Owned
Eagan, MN	Corporate Headquarters, Development and Support	109,500	Owned
Loveland, CO	Development and Support	12,895	Leased
Lawrence, KS	Administration	21,000	Leased
McLean, VA	Administration, Development and Support	4,336	Leased
Olivet, MI	Development and Support	1,856	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
Santa Ana, CA	Development and Support	26,057	Leased
San Diego, CA	Development and Support	21,333	Leased
Towson, MD	Administration, Development and Support	9,193	Leased
Item 3. Legal Proceedings
A series of commercial borrowers in various states that allegedly obtained loans from financial institutions employing HFS's LaserPro software have commenced individual or class actions against their financial institutions alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the financial institutions have made warranty claims against HFS related to these actions. Some of the actions commenced by the commercial borrowers have been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of those pending matters is not yet clear. The Company has not accepted any of the warranty claims. One of the financial institutions has commenced an arbitration against the Company relating to a commercial borrower claim against it under the terms of the Company's agreement with the financial institution, and another financial institution has filed a motion in the action brought by its commercial borrower seeking to assert a third-party claim against the Company. In the latter action, the Company has moved to stay the third-party claim pending arbitration. At the appropriate time, the Company intends to deny liability to both financial institutions, but the Company is not able at this early stage to assess whether it may have any liability to either institution or the amount of any such liability, but it believes it is remote that either claim will result in material liability. Due to the preliminary nature of the remaining matters, the Company believes it is remote that any of the remaining warranty claims will result in any material liability for the Company.
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
Item 4.  Mine Safety Disclosures
Not applicable.

Part II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are an indirect, wholly owned subsidiary of M & F Worldwide. As such, our common stock is not listed on any stock exchange or traded in any over-the-counter market and is held by only one holder.
Item 6.  Selected Financial Data
The table below reflects historical financial data, which are derived from the audited consolidated financial statements for the periods January 1 to December 21, 2011 and December 22 to December 31, 2011 and each of the years ended December 31, 2010, 2009, 2008 and 2007.
The Company is an indirect, wholly owned subsidiary of M & F Worldwide, which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews. On September 12, 2011, M & F Worldwide agreed, subject to various closing conditions, to merge with an indirect wholly owned subsidiary of MacAndrews, and, following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of all other closing conditions, that merger was effected on December 21, 2011. As a result of the MacAndrews Acquisition, under Generally Accepted Accounting Principles, the Company is required to present the operating results for the year ended December 31, 2011 separately for the predecessor and successor periods. The period prior to the Merger Transaction (January 1 to December 21, 2011) is presented below as ''Predecessor." The period subsequent to the Merger Transaction (December 22 to December 31, 2011) is presented below as ''Successor.''
As a result of the Company applying the acquisition method of accounting for the MacAndrews Acquisition, the Successor period financial statements reflect a new basis of accounting, while the Predecessor financial statements were prepared using the Company's historical basis of accounting. As a result, the Predecessor and Successor financial statements are not comparable. There have been no changes in the business operations of the Company due to the MacAndrews Acquisition. See Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the MacAndrews Acquisition.
The selected financial data are not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor	Predecessor
	December 22 to December 31,	January 1 to December 21,	Years Ended December 31,
(In millions)	2011 (a)	2011 (a)	2010 (b)	2009 (c)	2008 (d)	2007 (e)
Statement of Operations Data:
Net revenues	$35.0	$1,586.0	$1,671.2	$1,712.3	$1,794.6	$1,369.9
Cost of revenues	27.3	931.2	958.5	997.7	1,066.9	833.8
Gross profit	7.7	654.8	712.7	714.6	727.7	536.1
Selling, general and administrative expenses	10.9	393.3	389.7	387.4	445.9	333.2
Revaluation of contingent consideration	—	(24.3)	0.3	—	—	—
Asset impairment charges	—	111.6	3.7	44.4	2.4	3.1
Restructuring costs	—	12.6	22.3	32.5	14.6	5.6
Operating (loss) income	(3.2)	161.6	296.7	250.3	264.8	194.2
(Loss) gain on early extinguishment of debt	(0.1)	—	—	65.0	—	(54.6)
Interest expense, net	(6.5)	(104.4)	(114.8)	(135.9)	(184.2)	(159.9)
Other income (expense), net	—	13.2	0.1	0.1	(0.4)	(0.5)
(Loss) income before income taxes	(9.8)	70.4	182.0	179.5	80.2	(20.8)
(Benefit) provision for income taxes	(3.8)	41.2	67.8	67.4	33.0	(5.4)
Net (loss) income	$(6.0)	$29.2	$114.2	$112.1	$47.2	$(15.4)

	December 31,
(In millions)	2011 (a)	2010 (b)	2009 (c)	2008 (d)	2007 (e)
Balance Sheet Data:
Total assets	$3,135.9	$3,336.1	$3,252.0	$3,391.8	$3,447.6
Long-term debt, including current portion and short-term borrowings(f)	1,785.4	2,219.7	2,238.8	2,390.6	2,409.9
Stockholder's equity	216.2	338.8	246.0	166.3	190.5
____________

(a)
Includes the financial position and results of operations of GlobalScholar from the date of its acquisition on January 3, 2011. Includes new basis of accounting in the Successor period related to acquisition accounting required by the MacAndrews Acquisition. See to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(b)
Includes the financial position and results of operations of Spectrum K12 from the date of its acquisition on July 21, 2010 and the financial position and results of operations of Parsam from the date of its acquisition on December 6, 2010. See to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(c)
Includes the financial position and results of operations of Protocol Integrated Marketing Services from the date of its acquisition on December 4, 2009 and the financial position of SubscriberMail from the date of its acquisition on December 31, 2009. See to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(d)
Includes the financial position and results of operations of Data Management I LLC from the date of its acquisition on February 22, 2008 and the financial position of Transaction Holdings from the date of its acquisition on December 31, 2008.

(e)	Includes the financial position and results of operations of John H. Harland Company from the date of its acquisition on May 1, 2007.

(f)	Includes capital leases of $3.5 million, $4.6 million, $5.7 million, $2.6 million and $3.4 million for fiscal years 2011, 2010, 2009, 2008 and 2007, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and the Harland Clarke Holdings consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview of Business
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. The Company is an indirect, wholly owned subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). MacAndrews is wholly owned by Ronald O. Perelman. On September 12, 2011, M & F Worldwide agreed, subject to various closing conditions, to merge with an indirect, wholly owned subsidiary of MacAndrews, and, following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of all other closing conditions, that merger was effected on December 21, 2011 (the "MacAndrews Acquisition").
As a result of the Company applying the acquisition method of accounting for the MacAndrews Acquisition, the Successor period financial statements reflect a new basis of accounting, while the Predecessor financial statements were prepared using the Company's historical basis of accounting. As a result, the Predecessor and Successor financial statements are not comparable. There have been no changes in the business operations of the Company due to the MacAndrews Acquisition. See Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the MacAndrews Acquisition.
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
The Scantron segment provides data management and decision support solutions and related services to educational, commercial, healthcare and governmental entities worldwide. Scantron products and services provide solutions for testing and assessment, instruction and performance management, business operational data collection, patient information collection and tracking, and managed technical services. Scantron's solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms, and related field maintenance services.
The GlobalScholar Acquisition
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total estimated consideration of $153.4 million as of the acquisition date. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company financed the acquisition and related fees and expenses with cash on hand.
The Parsam Acquisition
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS has integrated Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 million in cash, net of cash acquired, and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2 million, which resulted in total estimated consideration of $34.0 million as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum contingent consideration of $25.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company financed the acquisition and related fees and expenses with cash on hand.
The Spectrum K12 Acquisition
On July 21, 2010, Scantron acquired Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total estimated consideration of $32.7 million as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 with a maximum aggregate contingent consideration of $20.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Company financed the acquisition and related fees and expenses with cash on hand.
The SubscriberMail and Protocol IMS Acquisitions
During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions SubscriberMail and Protocol Integrated Marketing Services ("Protocol IMS"), a division of Protocol Global Solutions. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment. The acquisition-date aggregate consideration of $13.1 million for these transactions includes contingent consideration of $1.8 million for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum aggregate contingent consideration of $2.0 million if the revenue targets are met (see Note 3 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The Protocol IMS and SubscriberMail acquisitions are collectively referred to as the "2009 Acquisitions."
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. During 2011, this trend of higher check unit declines improved slightly from that experienced in recent years, however Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke still expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins.
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
Scantron enters into contracts with customers that provide for multiple products and services or "elements," such as software, implementation, configuration, training and maintenance (referred to as "multiple-element contracts"). In order to recognize revenue for each element of the contract separately as earned, the relevant accounting guidance requires that the Company have "vendor-specific objective evidence", or "VSOE", of fair value of each element. VSOE of fair value of each element is typically based on the price charged when sold separately. The Company does not yet have sufficient history with GlobalScholar and Spectrum K12 sales to establish VSOE for elements within their contracts. As a result, for such contracts, the entire contract is bundled as a single unit for accounting purposes with revenue being recognized ratably over the initial term of the contract commencing with the delivery of the software or the completion of implementation services if such services are essential to the functionality of the software. This methodology results in substantial deferral of revenue into future periods, while the related costs, with the exception of direct implementation costs, are expensed as incurred rather than deferred. In addition, revenue from contracts that are subject to substantive customer acceptance provisions is deferred until the acceptance provisions have been met. As a result of these factors that cause deferral of significant revenue into future periods for amounts that are billed and collected, the Company expects to record operating losses for the acquired GlobalScholar and Spectrum K12 operations in 2012.
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
Revenue Recognition - The Company considers its revenue recognition policy as critical to its reported results of operations primarily in its Harland Financial Solutions and Scantron segments. Revenue recognition requires judgment, including amongst other things, whether a software arrangement includes multiple elements, whether any elements are essential to the functionality of any other elements, and whether VSOE of fair value exists for those elements. Customers receive certain elements of the Company's products and services over time.
Changes to the elements in a software arrangement or in the Company's ability to identify VSOE for those elements could materially affect the amount of earned and unearned revenue reflected in the financial statements.
For software license agreements that do not require significant modification or customization of the software, the Company recognizes software license revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, the license fee is fixed and determinable and collection is probable. The Company's software license agreements include multiple products and services or "elements." None of these elements are deemed to be essential to the functionality of the other elements. Accounting guidance for such multiple-deliverable arrangements prior to January 1, 2011 generally requires revenue earned on software arrangements involving multiple elements to be allocated among the elements based upon the relative fair value of each element as determined through VSOE (the price of a bundled element when sold separately). In the event that the Company determined that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted. In the event the Company determined that VSOE is not achieved for any of the elements of a software arrangement, the entire arrangement is bundled as a single unit and revenue is recognized ratably over the initial term of the arrangement commencing upon the delivery of the software or the completion of implementation services if such services are essential to the functionality of the software.
New accounting guidance for multiple-deliverable arrangements that was adopted by the Company on January 1, 2011 requires entities to allocate revenue in an arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. The new guidance also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. Application of this new guidance did not have a material effect on the Company's financial statements.
Implementation services are generally for installation, training, implementation and configuration. These services are generally not considered essential to the functionality of the related software. VSOE of fair value is established by pricing used when these services are sold separately. Generally, revenue is recognized when services are completed. On implementations for outsourced data processing services, revenue is deferred and recognized over the life of the outsourcing arrangement. Revenue from arrangements that are subject to substantive customer acceptance provisions is deferred until the acceptance conditions have been met.
Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. VSOE of fair value is determined based on contract renewal rates.

Outsourced data processing services and other transaction processing services are recognized in the month the transactions are processed or the services are rendered.
The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. Deferred revenues generally represent amounts billed to the customer in excess of amounts earned. As a result of the accounting required in connection with the MacAndrews Acquisition, deferred revenues at December 31, 2011 represent the fair value of the cost to complete contractual obligations for which funds have already been received. Deferred revenues at December 31, 2010 represent amounts billed to the customer in excess of amounts earned.
Revenues for direct response marketing services are recognized from the Company's fixed price direct mail and marketing contracts based on the proportional performance method for specific projects.
Income Taxes - The Company estimates its actual current tax liability together with temporary differences resulting from differing treatment of items, such as net operating losses and depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. The Company must assess the likelihood that it will recover deferred tax assets from future taxable income and, to the extent it believes that recovery is not likely, establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include and expense the allowance within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.
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
Long-Lived Assets - The Company assesses the impairment of property, plant and equipment and amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of these assets or the strategy for the Company's overall business; and

•	Significant negative industry or economic trends.
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
Goodwill and Acquired Intangible Assets - Goodwill represents the excess of consideration transferred over the fair value of identifiable net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired. Goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the assets might be impaired, such as a significant adverse change in the business climate.
The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company's reporting units. In 2010, the Company reduced the number of reporting units from four to three as a result of the integration of two former reporting units into a single reporting unit. The Company's reporting units are now the same as its reportable segments.
The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit's estimated cost of equity and debt ("cost of capital") derived using, both known and estimated, customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally, except where guideline companies are not similar enough to provide a reasonable value using the market approach. When that occurs, the market approach is weighted less than the income approach.
If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the Company's "implied fair value" requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value.
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
The annual impairment evaluations for goodwill and the indefinite-lived intangible asset involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company's budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material impact in the carrying amount of goodwill and the indefinite-lived intangible asset in future periods.
Intangible assets that are deemed to have a finite life are amortized over their estimated useful life generally using accelerated methods that are based on expected cash flows. They are also evaluated for impairment as discussed above in "Long-Lived Assets."
Contingent Consideration Arrangements - The Company has entered into contingent consideration arrangements in conjunction with recent acquisitions. These arrangements are in the form of earn-out agreements with payments based on the achievement of certain revenue targets over specified time periods after the date of the acquisition. The fair value of these contingent consideration arrangements is recorded as a liability on the date of the acquisition, except for arrangements that are considered to be employee compensation for services rendered. In those cases, the fair value is recorded as a liability and compensation expense ratably over the requisite service period. The fair value of these arrangements is subject to remeasurement as of each balance sheet date.
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
Contingencies and Indemnification Agreements - The Company records the estimated effects of various conditions, situations or circumstances involving uncertain outcomes. These events are "contingencies," and the accounting for such events follows accounting guidance for contingencies.
The accrual of a contingency involves considerable judgment by management. The Company uses internal expertise and consults with outside experts, as necessary, to help estimate the probability that the Company has incurred a loss and the amount (or range) of the loss. When evaluating the need for an accrual or a change in an existing accrual, the Company considers whether it is reasonably probable to estimate an outcome for the contingency based on its experience, any experience of others facing similar contingencies of which the Company is aware and the particulars of the circumstances creating the contingency. See Item 3. Legal Proceedings; and Note 16 - Commitments and Contingencies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Postretirement Benefits - The Company sponsors unfunded defined benefit postretirement plans that cover certain former salaried and non-salaried employees. One postretirement benefit plan provides healthcare benefits and the other provides life insurance benefits. The Company consults with outside actuaries who use several statistical and other factors that attempt to estimate future events to calculate the expense and liability related to the plans. These factors include assumptions about the discount rate within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates and the expected healthcare cost trend rate to estimate these factors.
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
Derivative Financial Instruments - The Company uses derivative financial instruments to manage interest rate risk related to a portion of its long-term debt. The Company recognizes all derivatives at fair value as either assets or liabilities on the consolidated balance sheets and changes in the fair values of such instruments are recognized in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, the Company recognizes the changes in fair value of these instruments in other comprehensive income (loss) until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met.
On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively. The Company assesses the effectiveness of the hedge based on total changes in the hedge's cash flows at each payment date as compared to the change in the expected future cash flows on the long-term debt.
Accounting Guidance
See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the impact of recently adopted and recently issued accounting guidance on the Company's financial condition and results of operations.
Off-Balance Sheet Arrangements
It has not been the Company's practice to enter into off-balance sheet arrangements. In the normal course of business the Company periodically enters into agreements that incorporate general indemnification language. These indemnifications encompass such items as intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. There has historically been no material losses related to such indemnifications, and the Company does not expect any material adverse claims in the future.
The Company is not engaged in any transactions, arrangements or other relationships with any unconsolidated entity or other third party that is reasonably likely to have a material effect on its consolidated results of operations, financial position or liquidity. In addition, the Company has not established any special purpose entity.
Asset Impairments
Changes in estimates and assumptions used in the Company's financial projections resulting from the factors discussed above for any of the Company's business segments could have a material impact on the fair value of goodwill, indefinite-lived intangible assets or other long-lived assets in future periods, which may result in material asset impairments, as more fully described in Item 1A, "Risk Factors - Weak economic conditions and further acceleration of check unit declines may continue to have an adverse effect on the Company's revenues and profitability and could result in additional impairment charges."
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

Presentation of Financial Information
As a result of the change in ownership from the MacAndrews Acquisition, under Generally Accepted Accounting Principles ("GAAP"), the Company is required to present the operating results for the year ended December 31, 2011 separately for the predecessor and successor periods. The period prior to the MacAndrews Acquisition (January 1 to December 21, 2011) is presented below as ''Predecessor." The period subsequent to the MacAndrews Acquisition (December 22 to December 31, 2011) is presented below as ''Successor.'' In the following discussion, the combined results of operations from the Predecessor and Successor periods for the year ended December 31, 2011 are compared to the Predecessor results of operations for the year ended December 31, 2010. Although such presentation is not in accordance with GAAP, management believes this is the most informative way to present and discuss the Company's results of operations.
In addition, as a result of the MacAndrews Acquisition, the acquisition consideration has been allocated and pushed down to the Company. The effects of the acquisition accounting fair valuations are reflected in the Successor period for 2011. Those effects include but are not limited to increases in the carrying values of property, plant and equipment, intangible assets, and inventories and decreases in the carrying values of long-term debt and deferred revenues. The Successor period, December 22 to December 31, 2011, and future successor periods will include significantly higher interest expense, depreciation and amortization expense and lower revenues which will reduce net income significantly. However, since these effects are non-cash in nature, the Company's cash flow will not be adversely affected.
Consolidated Operating Results
The Company has organized its business along three reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
In the tables below, dollars are in millions.
2011 Compared to 2010
The operating results for 2011 and 2010, as reflected in the accompanying consolidated statements of operations and described below, include the acquired GlobalScholar, Parsam, and Spectrum K12 businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Net Revenues:

	Successor	Predecessor	Combined	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Consolidated Net Revenues:
Harland Clarke segment	$24.3	$1,110.6	$1,134.9	$1,191.2
Harland Financial Solutions segment	6.3	279.5	285.8	282.7
Scantron segment	4.4	196.8	201.2	203.7
Eliminations	—	(0.9)	(0.9)	(6.4)
Total	$35.0	$1,586.0	$1,621.0	$1,671.2
Net revenues decreased by $50.2 million, or 3.0%, to $1,621.0 million in 2011 from $1,671.2 million in 2010.
Net revenues for the Harland Clarke segment decreased by $56.3 million, or 4.7%, to $1,134.9 million in 2011 from $1,191.2 million in 2010. The decrease was primarily due to volume declines, net of client additions and losses, in check and related products that reduced net revenues by $49.6 million, as well as a $10.9 million decrease resulting from a decline in sales of a solution to assist financial institutions with the implementation of new federal regulations in 2010. The decline in revenue was partially offset by an increase in revenues per unit that increased net revenues by $4.2 million. Net revenues in 2011 included revenue for a one-time payment of $6.5 million resulting from the loss of a client, a net increase of $1.7 million as compared to 2010. Net revenues included charges for non-cash fair value adjustments to deferred revenues and client incentives of $1.5 million related to the MacAndrews Acquisition.
Net revenues for the Harland Financial Solutions segment increased by $3.1 million, or 1.1%, to $285.8 million in 2011 from $282.7 million in 2010. The increase was primarily due to incremental revenues of $5.9 million from the Parsam acquisition completed in December 2010, as well as a $3.0 million increase in software revenues from perpetual license agreements, a $2.3 million increase in early termination fees and a $1.7 million increase in services revenues from new clients. The increases were partially offset by a non-cash change in the recognition of revenue for certain product lines due to undelivered elements within multiple-element contracts for those product lines, which reduced net revenues by $4.4 million. In addition, there was a $3.1 million decrease in maintenance revenues driven by industry trends to hosted versus in-house solutions and customers converting from enterprise to term agreements. Net revenues in 2011 included charges for non-cash fair value acquisition accounting adjustments to deferred revenue of $1.0 million related to the Parsam acquisition and $2.0 million related to the MacAndrews Acquisition.
Net revenues for the Scantron segment decreased by $2.5 million, or 1.2%, to $201.2 million in 2011 from $203.7 million in 2010. The decrease was primarily due to a decline in the sales of a survey solution to assist financial institutions with the implementation of new federal regulations in 2010 that reduced net revenues by $5.6 million, volume declines in sales of forms that decreased net revenues by $4.5 million, declines in survey services of $2.5 million and a reduction in sales of a web-based solution that reduced net revenues by $2.0 million. These decreases were partially offset by the acquisitions of GlobalScholar and Spectrum K12, which contributed incremental net revenues of $10.2 million and an increase in field services installations, which contributed $2.7 million in net revenues. Net revenues in 2011 included charges for non-cash fair value acquisition accounting adjustments to deferred revenue of $8.8 million related to the GlobalScholar and Spectrum K12 acquisitions and $0.5 million related to the MacAndrews Acquisition. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenues into future periods. Deferred revenue related to GlobalScholar and Spectrum K12 increased by $28.9 million during 2011.
Elimination of net revenues decreased to $0.9 million in 2011 from $6.4 million in 2010 primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in 2010. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Cost of Revenues:

	Successor	Predecessor	Combined	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Consolidated Cost of Revenues:
Harland Clarke segment	$20.6	$680.6	$701.2	$730.9
Harland Financial Solutions segment	3.3	115.5	118.8	121.7
Scantron segment	3.4	136.0	139.4	112.3
Eliminations	—	(0.9)	(0.9)	(6.4)
Total	$27.3	$931.2	$958.5	$958.5
Cost of revenues were unchanged in 2011 compared to 2010.
Cost of revenues for the Harland Clarke segment decreased by $29.7 million, or 4.1%, to $701.2 million in 2011 from $730.9 million in 2010. The decrease in cost of revenues was primarily due to decreases in depreciation and amortization expense of $11.6 million, labor cost reductions of $9.3 million primarily resulting from restructuring activities, lower delivery, materials and other variable overhead expenses of $9.2 million resulting from lower volumes and a decrease in other overheads of $4.4 million. Cost of revenues in 2011 also included an increase of $1.8 million for depreciation and amortization and a charge of $3.3 million for non-cash fair value adjustments to inventory, which will not recur, related to the MacAndrews Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.8% in 2011 as compared to 61.4% in 2010.
Cost of revenues for the Harland Financial Solutions segment decreased by $2.9 million, or 2.4%, to $118.8 million in 2011 from $121.7 million in 2010. The decrease in cost of revenues was primarily due to decreases in depreciation and amortization expense of $2.5 million, telecom expense of $1.7 million, occupancy costs of $1.2 million, and labor costs of $1.3 million. The decrease in telecom was a result of renegotiated communications contracts, the decrease in occupancy expense was related to restructuring and consolidation of facilities and the decrease in labor expense was a result of restructuring activities and lower benefits expense. The decrease in cost of revenues was partially offset by costs of $1.9 million associated with the Parsam acquisition completed in December 2010. Cost of revenues in 2011 also included an increase of $0.3 million for depreciation and amortization related to the MacAndrews Acquisition. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 41.6% in 2011 as compared to 43.0% in 2010.
Cost of revenues for the Scantron segment increased by $27.1 million, or 24.1%, to $139.4 million in 2011 from $112.3 million in 2010. The increase was primarily due to costs of $28.9 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions including $17.1 million in amortization expense in 2011 resulting from intangible assets recorded in connection with these acquisitions. These costs were partially offset by a decrease of $1.2 million in other amortization expense. Cost of revenues in 2011 also included a decrease of $0.7 million for depreciation and amortization and a charge of $0.3 million for non-cash fair value adjustments to inventory, which will not recur, related to the MacAndrews Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 69.3% in 2011 as compared to 55.1% in 2010. The increase in cost of revenues as a percentage of revenues were primarily due to the amortization expense and other costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced revenue by $8.8 million and the deferral of revenue for certain amounts billed and collected as further described above in the Net Revenues section.
Elimination of cost of revenues decreased to $0.9 million in 2011 from $6.4 million in 2010 primarily due to intersegment sales from the Scantron segment to the Harland Clarke segment in 2010. These intersegment sales were related to solutions that assisted financial institutions with the implementation of changes to federal regulations during 2010.
Selling, General and Administrative Expenses:

	Successor	Predecessor	Combined	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$4.3	$180.0	$184.3	$206.3
Harland Financial Solutions segment	3.9	109.5	113.4	109.6
Scantron segment	2.4	89.0	91.4	58.6
Corporate	0.3	14.8	15.1	15.2
Total	$10.9	$393.3	$404.2	$389.7
Selling, general and administrative expenses increased by $14.5 million, or 3.7%, to $404.2 million in 2011 from $389.7 million in 2010.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $22.0 million, or 10.7%, to $184.3 million in 2011 from $206.3 million in 2010. The decrease was primarily due to labor cost reductions of $10.6 million mostly resulting from restructuring activities, lower travel costs of $4.1 million, a decline in other general overhead expenses of $3.3 million, lower professional fees of $2.1 million and a decline in facility expenses of $1.4 million. Selling, general and administrative expenses in 2011 also included a benefit of $0.3 million for non-cash fair value adjustments to pre-paid advertising related to the MacAndrews Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 16.2% in 2011 as compared to 17.3% in 2010. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily a result of restructuring and other cost reduction activities.
Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $3.8 million, or 3.5%, to $113.4 million in 2011 from $109.6 million in 2010. The increase was primarily due to costs of $3.1 million associated with the business acquired in the Parsam acquisition completed in December 2010 and expanded selling efforts, which increased travel expenses by $1.3 million. Partially offsetting these increases was a decrease in professional fees of $1.1 million and a decrease in compensation expense of $1.1 million related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses in 2011 also included an expense of $0.7 million for non-cash fair value adjustments related to the MacAndrews Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 39.7% in 2011 as compared to 38.8% in 2010.
Selling, general and administrative expenses for the Scantron segment increased $32.8 million, or 56.0%, to $91.4 million in 2011 from $58.6 million in 2010. The increase was primarily due to costs of $30.8 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 45.4% in 2011 as compared to 28.8% in 2010. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to costs associated with the acquisitions, non-cash acquisition accounting adjustments that reduced revenue by $9.3 million and the deferral of revenue for certain amounts billed and collected, as further described above in the Net Revenues section and increased product development expenses.
Corporate selling, general and administrative expenses decreased $0.1 million, or 0.7%, to $15.1 million in 2011 from $15.2 million in 2010 primarily due to decreases in general overhead costs.
Revaluation of Contingent Consideration
Operating expenses decreased by $24.3 million in 2011 due to decreases in the fair value of accrued contingent consideration related to the GlobalScholar, Spectrum K12, Parsam and SubscriberMail acquisitions, which resulted from 2011 actual and 2012 projected revenues below the threshold amounts that would trigger a payment. Operating expenses increased by $0.3 million in 2010 due to an increase in the fair value of accrued contingent consideration related to the Spectrum K12 acquisition, which resulted from accruals for the incentive compensation component of the arrangement.
Asset Impairment Charges
During 2011, the Company recorded non-cash impairment charges of $111.0 million for the Scantron segment and $0.6 million for the Harland Clarke segment. The impairment charges for the Scantron segment were primarily related to the annual impairment tests for Scantron's goodwill and indefinite-lived tradename. The impairment charges for the Harland Clarke segment primarily related to assets that were determined to have limited future use. During 2010, the Company recorded non-cash impairment charges of $3.7 million for the Harland Clarke segment primarily related to the abandonment of a development project, an adjustment to the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell and restructuring related impairments of property, plant and equipment.
See Notes 5, 6, 7 and 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these asset impairment charges.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions.
During 2011, the Company recorded restructuring costs of $7.7 million for the Harland Clarke segment and Corporate, $0.4 million for the Harland Financial Solutions segment and $4.5 million for the Scantron segment related to these plans. During 2010, the Company recorded restructuring costs of $12.3 million for the Harland Clarke segment and Corporate, $2.8 million for the Harland Financial Solutions segment and $7.2 million for the Scantron segment related to these plans (see Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Interest Income
Interest income was $0.4 million in 2011 as compared to $0.7 million in 2010. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party (see Note 17 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Interest Expense

	Successor	Predecessor	Combined	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Interest Expense	$(6.5)	$(104.8)	$(111.3)	$(115.5)
Interest expense was $111.3 million in 2011 as compared to $115.5 million in 2010. The decrease in interest expense was primarily due to lower effective interest rates as well as a decrease in total debt outstanding, partially offset by acquisition accounting related fair value adjustments of $2.1 (see Note 11 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(Loss) Gain on Early Extinguishment of Debt
During 2011, the Company extinguished debt with a total principal amount of $2.5 million with a carrying value of $1.6 million, after acquisition accounting related fair value adjustments, by purchasing 2015 Senior Notes in an individually negotiated transaction for a purchase price of $1.7 million, resulting in a loss of $0.1 million. The Company did not purchase any 2015 Senior Notes during the 2010 period (see Note 11 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Other Income, Net
Other income, net was $13.2 million in 2011 as compared to $0.1 million in 2010. The income in 2011 was due to gains on the sale of marketable securities. The income in 2010 was due to non-recurring miscellaneous income.
Provision for Income Taxes
The Company's effective tax rate was 61.7% in 2011 and 37.3% in 2010. The increase in the effective tax rate for 2011 was primarily due to the impairment of non-deductible goodwill partially offset by $22.8 million of reductions of contingent consideration in 2011 related to acquisitions that are not subject to income taxes.

2010 Compared to 2009
The operating results for 2010 and 2009, as reflected in the accompanying consolidated statements of operations and described below, include the acquired Parsam, Spectrum K12, SubscriberMail and Protocol IMS businesses from the respective dates of acquisition (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
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
Cost of Revenues:

	Year Ended December 31,
	2010	2009
Consolidated Cost of Revenues:
Harland Clarke segment	$730.9	$764.3
Harland Financial Solutions segment	121.7	119.6
Scantron segment	112.3	114.4
Eliminations	(6.4)	(0.6)
Total	$958.5	$997.7

Cost of revenues decreased by $39.2 million, or 3.9%, to $958.5 million in 2010 from $997.7 million in 2009.
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
Cost of revenues for the Scantron segment decreased by $2.1 million, or 1.8%, to $112.3 million in 2010 from $114.4 million in 2009. The decrease was primarily due to volume declines and labor cost reductions resulting from restructuring activities, partially offset by costs associated with the business acquired in the Spectrum K12 acquisition and an increase in delivery costs related to the Company's solution that assists financial institutions with the implementation of changes to federal regulations during 2010. Cost of revenues as a percentage of revenues for the Scantron segment was 55.1% in 2010 as compared to 55.0% in 2009.
Elimination of cost of revenues increased to $6.4 million in the 2010 period from $0.6 million in the 2009 period primarily due to intersegment costs from the Scantron segment to the Harland Clarke segment. These intersegment costs are related to solutions that assist financial institutions with the implementation of changes to federal regulations during 2010.
Selling, General and Administrative Expenses:

	Year Ended December 31,
	2010	2009
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$206.3	$206.6
Harland Financial Solutions segment	109.6	112.1
Scantron segment	58.6	55.9
Corporate	15.2	12.8
Total	$389.7	$387.4
Selling, general and administrative expenses increased by $2.3 million, or 0.6%, to $389.7 million in 2010 from $387.4 million in 2009.
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
Selling, general and administrative expenses for the Scantron segment increased $2.7 million, or 4.8%, to $58.6 million in

2010 from $55.9 million in 2009. The increase was primarily due to costs associated with the business acquired in the Spectrum K12 acquisition and increases in management, sales and product development personnel in connection with investments in growth initiatives, partially offset by cost reductions resulting from restructuring activities and a decrease in integration expenses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 28.8% in 2010 as compared to 26.9% in 2009.
Corporate selling, general and administrative expenses increased $2.4 million, or 18.8%, to $15.2 million in 2010 from $12.8 million in 2009, primarily due to $2.2 million in transaction expenses related to merger and acquisition activities and increases in general overhead costs.
Revaluation of Contingent Consideration
Operating expenses increased by $0.3 million in 2010 due to an increase in the fair value of accrued contingent consideration related to the Spectrum K12 acquisition, which resulted from accruals for the incentive compensation component of the arrangement.
Asset Impairment Charges
During 2010, the Company recorded non-cash impairment charges of $3.7 million for the Harland Clarke segment primarily related to the abandonment of a development project, an adjustment to the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell and restructuring related impairments of property, plant and equipment. During 2009, the Company recorded non-cash asset impairment charges of $33.6 million for the Harland Clarke segment, $10.6 million for the Harland Financial Solutions segment and $0.2 million for the Scantron segment, of which $44.2 million related to an impairment of the Harland Clarke tradename. This impairment resulted from the 2009 annual impairment test for indefinite-lived tradenames and the Company's decision to reclassify the Harland Clarke tradename to a definite life.
See Notes 5, 6, 7 and 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these asset impairment charges.
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
Interest Income
Interest income was $0.7 million in 2010 as compared to $1.0 million in 2009. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party (see Note 17 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Interest Expense
Interest expense was $115.5 million in 2010 as compared to $136.9 million in 2009. The decrease in interest expense was primarily due to lower effective interest rates as well as a decrease in total debt outstanding.
(Loss) Gain on Early Extinguishment of Debt
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
Other Income, Net
Other income, net was $0.1 million in 2010 and 2009 primarily due to non-recurring miscellaneous income.

Provision for Income Taxes
The Company's effective tax rate was 37.3% in 2010 and 37.5% in 2009. The decrease was primarily due to an increased benefit from the domestic production activities deduction, partially offset by a charge in 2010 for the change in federal tax law relating to the deductibility of retiree prescription drug subsidies and the release of a reserve for uncertain tax positions in 2010 that was less than a similar release in 2009.
Related Party Transactions
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0 million. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at December 31, 2011.
In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. ("Delphax"), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility and note were paid in full and cancelled on November 9, 2011. The senior secured credit facility was comprised of a revolving credit facility of up to $14.0 million, subject to borrowing limitations set forth therein that originally matured in September 2011. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In May 2011, the note was restated to set the interest rate to 8.0%, effective October 1, 2010, and to require the repayment of $1.0 million of principal in 2011 and the senior secured credit facility was extended to mature in September 2012.
During 2011, the Company received $4.0 million in payments on the note, fully repaying the principal balance of the note. During 2010, the Company received $3.0 million in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $4.0 million and $0.0 million, respectively, at December 31, 2010. Interest income of $0.2 million, $0.4 million and $0.8 million was recorded during 2011, 2010 and 2009, respectively.
Other
The Company expensed $2.7 million annually during 2011, 2010 and 2009 for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and accrued expenses.
In 2011 and 2010, the Company paid cash dividends of $61.3 million and $31.2 million, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
As discussed in Note 8 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company made net payments to and had net receivables with M & F Worldwide related to a tax sharing agreement. The Company also had a net payable to MacAndrews related to a tax sharing agreement.
The Company participates in MacAndrews directors and officers insurance program, which covers the Company as well as MacAndrews and its other affiliates. MacAndrews indirectly beneficially owned, as of December 31, 2011, all of the outstanding common stock of M & F Worldwide, the Company's indirect parent. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2011 and 2010, the Company recorded prepaid expenses of $0.0 million and $0.1 million, respectively, relating to the directors and officers insurance program in the accompanying consolidated balance sheets. The Company paid $0.1 million, $0.0 million and $0.1 million to MacAndrews in 2011, 2010 and 2009, respectively, under the insurance program.
Liquidity and Capital Resources
Cash Flow Analysis
The following table summarizes our historical cash flows:

	Successor	Predecessor	Combined	Predecessor
(In millions)	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Cash Provided By (Used In):
Operating activities	$20.0	$220.0	$240.0	$273.0
Investing activities	(88.0)	(182.3)	(270.3)	(73.9)
Financing activities	(20.7)	(64.0)	(84.7)	(51.5)
The Company's net cash provided by operating activities for the year ended December 31, 2011 was $240.0 million as compared to $273.0 million during the year ended December 31, 2010. The decrease in net cash provided by operating activities of $33.0 million was due to a decrease in cash flow from operations and changes in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income after excluding asset impairments, a gain from the revaluation of contingent consideration arrangements and a gain on the sale of marketable securities. The changes in working capital were primarily due to payments under long-term incentive compensation plans of $17.5 million at the end of the plans' three-year cycle and increases in payments for other annual incentive compensation plans of $4.0 million, partially offset by a $10.8 million increase in deferred revenues during 2011 compared to 2010.
The Company's net cash used in investing activities was $270.3 million for year ended December 31, 2011 as compared to $73.9 million for the year ended December 31, 2010. The increase in cash used in investing activities during 2011 compared to 2010 was due to increased payments for acquisitions of $73.9 million, higher capital expenditures of $20.0 million and an $11.3 million decrease in proceeds from the sale of marketable securities. The Company also purchased marketable securities for $56.5 million and funded a related party note receivable in the amount of $30.0 million in 2011.
The Company's net cash used in financing activities was $84.7 million for the year ended December 31, 2011 as compared to $51.5 million for the year ended December 31, 2010. The increase in net cash used in financing activities was primarily due to $30.1 million increase in dividends paid to parent in 2011 compared to 2010.
The Company's Consolidated Contractual Obligations
The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2011, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving credit facilities(1)(7)	$—	$—	$—	$—	$—
Senior secured term loans(2)(7)	1,719.0	18.0	1,701.0	—	—
Senior notes(3)(7)	475.6	—	—	475.6	—
Interest on long-term debt(4)(7)	258.4	95.6	148.6	14.2	—
Capital lease obligations and other indebtedness	4.2	1.6	2.4	0.2	—
Operating lease obligations	92.7	25.9	38.1	17.0	11.7
Raw material purchase obligations	26.2	25.9	0.3	—	—
Other long-term liabilities	15.6	0.1	8.2	1.6	5.7
Client incentive payments(5)	76.7	33.9	33.0	9.8	—
Other purchase obligations(6)	31.2	11.9	19.2	0.1	—
Postretirement benefits payments	6.3	0.6	1.2	1.3	3.2
Contingent consideration arrangements(8)	0.5	—	0.5	—	—
Total	$2,706.4	$213.5	$1,952.5	$519.8	$20.6
___________

(1)
Consists of our $100.0 million revolving credit facility, which will mature on June 28, 2013. See to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
$1,800.0 million senior secured term loan will mature on June 30, 2014 and the Company is required to make payments of principal in the amount of $18.0 million per year in equal quarterly installments. See to the accompanying consoli dated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
The senior notes will mature in 2015 and include $271.3 million of fixed rate notes and $204.3 million of floating rate notes. See to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)
Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2011 and includes the effect of the Company's interest rate derivative arrangements on future cash payments for the remaining period of those derivatives. The payments noted above also assume that the level of borrowing under the revolving credit facility remains at zero, as it was on December 31, 2011, and all mandatory payments are made.

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

(7)
The credit facilities and senior notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.

(8)
Represents the recorded liabilities for contingent consideration arrangements as of December 31, 2011. See Notes  and to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

At December 31, 2011, the Company had a net deferred tax liability of $703.3 million. See Note 8 to the accompanying consolidated financial statements included elsewhere in this annual Report on Forma 10-K. Deferred tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. At December 31, 2011, the Company had unrecognized tax benefits of $10.9 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table.
The Company's Credit Agreement
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into senior secured credit facilities, which provided for a revolving credit facility of $100.0 million maturing on June 28, 2013 and a $1,800.0 million term loan maturing on June 30, 2014. Portions of the Company's revolving credit facility are available for the issuance of letters of credit and swing line loans.
All obligations under the credit facilities are guaranteed by the Company's direct parent and by each of the Company's direct and indirect present domestic subsidiaries and future wholly-owned domestic subsidiaries. The credit facilities are secured by a perfected first priority security interest in substantially all of the Company and the guarantors' assets, other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property.
The term loan facility has an aggregate principal amount of $1,800.0 million which was drawn in full on May 1, 2007. The term loan facility is required to be repaid in quarterly installments of $4.5 million until maturity. The term loan facility requires that a portion of the Company's excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. An excess cash flow payment of approximately $12.5 million will be paid in the first quarter of 2012 with respect to 2011 and will be applied against other mandatory payments due in 2012 under the terms of the facility. An excess cash flow payment of $3.5 million was paid in 2011 with respect to 2010 and applied against other mandatory payments due in 2011 under the terms of the facility. No such excess cash flow payment was paid in 2010 with respect to 2009 and no such excess cash flow payment was paid in 2009 with respect to 2008. The balance of the term loan facility is due in full in 2014.
Loans under the credit facilities bear, at the Company's option, interest at:

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
As of December 31, 2011, $1,719.0 million principal amount was outstanding under the term loan facility. As of December 31, 2011, no amounts were drawn under the Company's $100.0 million revolving credit facility, and the Company had $92.0 million available for borrowing (giving effect to the issuance of $8.0 million of letters of credit).
During 2009 and 2010, the Company entered into interest derivative transactions in the form of three-year interest rate swaps with notional amounts totaling $855.0 million currently outstanding, which swap the underlying variable rate for fixed rates ranging from 1.264% to 2.353%. Those derivatives are being accounted for as cash flow hedges. The purpose of the transactions is to limit the Company's risk on a portion of its variable rate term loan.
The Company's Senior Notes
On May 1, 2007, the Company issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "Indenture")), subject to a floor of 1.25%, plus 4.75%. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the senior secured credit facilities. The Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company's ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a "change of control," as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.
The Senior Notes are guaranteed fully and unconditionally, jointly and severally by each of the Company's existing subsidiaries other than unrestricted and certain immaterial subsidiaries, all of which are wholly owned by the Company.
During 2011, the Company extinguished debt with a total principal amount of $2.5 million by purchasing 2015 Senior Notes in an individually negotiated transaction for a purchase price of $1.7 million. During 2009, the Company extinguished debt with a total principal amount of $136.9 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million. The Company did not purchase any 2015 Senior Notes during 2010.
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
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under its credit agreements (as further discussed in Note 11 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures.  The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2011, 2010 and 2009, the Company incurred $58.6 million, $38.6 million and $42.2 million of capital expenditures and $0.3 million, $0.1 million and $0.3 million of capitalized interest, respectively. The Company's capital expenditures are estimated to be in the range of $50.0 million to $60.0 million for the year ending December 31, 2012.

•
Contract Acquisition Payments.  During the years ended December 31, 2011, 2010 and 2009, the Company made $43.3 million, $39.6 million and $39.5 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions.  Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's historical operations as well as related to certain acquisitions. During the years ended December 31, 2011, 2010 and 2009, the Company made $12.3 million, $14.4 million and $33.6 million of payments for restructuring, respectively.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During 2011, the Company extinguished debt with a total principal amount of $2.5 million by purchasing 2015 Senior Notes in an individually negotiated transaction for a purchase price of $1.7 million. During 2009, the Company extinguished debt with a total principal amount of $136.9 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million. The Company did not purchase any 2015 Senior Notes during 2010. The Company also used cash on hand to fund the aggregate $61.2 million, net of cash acquired, expended for both the Spectrum K12 and Parsam acquisitions in 2010 and the $134.9 million, net of cash acquired, expended for the GlobalScholar acquisition on January 3, 2011.
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of December 31, 2011, the Company had $92.0 million of availability under its revolving credit facility (after giving effect to the issuance of $8.0 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources is insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Honeywell Indemnification
Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company's current businesses. In the stock purchase agreement executed in connection with M & F Worldwide's acquisition of the Company in 2005, Honeywell International Inc. ("Honeywell") agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all liabilities arising under such guarantees. Honeywell has been fulfilling its obligation to indemnify M & F Worldwide and its affiliates with regard to the guarantees and certain tax matters. The Company believes it is remote that it will incur any material liability related to the guarantees and tax matters.
Other
A series of commercial borrowers in various states that allegedly obtained loans from financial institutions employing HFS's LaserPro software have commenced individual or class actions against their financial institutions alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the financial institutions have made warranty claims against HFS related to these actions. Some of the actions commenced by the commercial borrowers have been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of those pending matters is not yet clear. The Company has not accepted any of the warranty claims. One of the financial institutions has commenced an arbitration against the Company relating to a commercial borrower claim against it under the terms of the Company's agreement with the financial institution, and another financial institution has filed a motion in the action brought by its commercial borrower seeking to assert a third-party claim against the Company. In the latter action, the Company has moved to stay the third-party claim pending arbitration. At the appropriate time, the Company intends to deny liability to both financial institutions, but the Company is not able at this early stage to assess whether it may have any liability to either institution or the amount of any such liability, but it believes it is remote that either claim will result in material liability. Due to the preliminary nature of the remaining matters, the Company believes it is remote that any of the remaining warranty claims will result in any material liability for the Company.
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2011, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
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
The Company encourages investors to read carefully the risk factors in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risks
The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
At December 31, 2011, the Company had $1,719.0 million principal amount of term loans outstanding under its credit agreement, $8.0 million principal amount of letters of credit outstanding under its revolving credit facility, $204.3 million principal amount of floating rate senior notes and $271.3 million principal amount of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million principal amount of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its principal amount of floating rate debt outstanding as of December 31, 2011 would have resulted in an increase in its annual interest expense of approximately $8.6 million, including the effect of the interest rate derivative transactions discussed below.
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
As of December 31, 2011, the Company's net foreign currency market exposures were $20.0 million. This is the value of the equity of the investments in the foreign subsidiaries in Canada, India, Ireland and Israel. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations.
A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $2.0 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $2.0 million decrease in the related assets or liabilities.
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
Item 9A.  Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2011. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.
There were no material changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company's internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
Based on its assessment, management believes that, as of December 31, 2011, the Company's internal control over financial reporting was effective.
Item 9B.  Other Information
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Organizational Structure
Harland Clarke Holdings is organized along the following three business segments: Harland Clarke, Harland Financial Solutions and Scantron.
The following table sets forth information regarding our directors and executive officers as of March 21, 2012:

Name	Age	Position
Charles T. Dawson	63	President and Chief Executive Officer, Harland Clarke Holdings; Director
Peter A. Fera, Jr.	43	Executive Vice President and Chief Financial Officer, Harland Clarke Holdings and Harland Clarke
James D. Singleton	52	President and Chief Executive Officer, Harland Clarke
Raju M. Shivdasani	61	President and Chief Executive Officer, Harland Financial Solutions
John A. Lawler	52	President, Scantron
Paul G. Savas	49	Director
Barry F. Schwartz	62	Director
Charles T. Dawson was appointed President and Chief Executive Officer of Harland Clarke Holdings on September 27, 2007. Mr. Dawson was elected as a Director of Harland Clarke Holdings and appointed Chief Executive Officer of Harland Clarke on May 1, 2007. Mr. Dawson's experience with the operations of the Company led the Board of Directors to conclude that he should be a member of the Board of Directors. Mr. Dawson has over 30 years of experience in the security printing industry. Mr. Dawson also served as President of Harland Clarke from May 2007 to August 2009 and before that as President of Clarke American Corp. ("Clarke American") from April 2005 to May 2007. Previous roles at Clarke American included Executive Vice President/General Manager of Partnership Development from February 2003 to April 2005 and Senior Vice President/General Manager of the National Account/Securities/Business Development divisions from July 2000 to February 2003. Mr. Dawson was the Chief Executive Officer for Rocky Mountain Bank Note Company before joining Clarke American in 1992. Mr. Dawson was a director of M & F Worldwide until the consummation of the MacAndrews Acquisition.
Peter A. Fera, Jr. was appointed Executive Vice President and Chief Financial Officer of Harland Clarke Holdings on September 27, 2007. Mr. Fera was appointed Executive Vice President and Chief Financial Officer of Harland Clarke on May 1, 2007 and also served as Senior Vice President and Chief Financial Officer of Clarke American from April 2005 to April 2007. Previously, Mr. Fera was employed by Honeywell International, Inc. ("Honeywell") for seven years and held a variety of leadership positions in finance and marketing. Most recently he served as Chief Financial Officer for the Aircraft Landing Systems business of Honeywell from October 2003 to April 2005. At Honeywell, he also served as Director of Finance - Business Analysis and Planning from February 2002 to October 2003 and Global Marketing Manager from October 2000 to February 2002. Earlier in his career he held operational and engineering roles at General Electric Co.
James D. Singleton was appointed President and Chief Executive Officer of Harland Clarke on March 12, 2012. Mr. Singleton was appointed President of Harland Clarke on August 14, 2009 and previously served as Chief Operating Officer of Harland Clarke from October 5, 2008 to August 13, 2009 and Executive Vice President of Harland Clarke from May 2007 until October 2008 with responsibility for Sales, Marketing, and Customer Service and Sales Contact Centers. Mr. Singleton previously held other roles at Clarke American including Senior Vice President Partnership Development from January 2006 to May 2007, as well as a variety of positions in Sales and Marketing. Previous roles at Indalex Aluminum Solutions Inc. from November 2000 to January 2006 included Vice President and General Manager, Specialty Products, Business Unit President South, and Senior Vice President Sales Marketing and International.
Raju M. Shivdasani was appointed Chief Executive Officer of Harland Financial Solutions on March 12, 2012. Mr. Shivdasani was appointed President of Harland Financial Solutions on August 31, 2009. Mr. Shivdasani previously served as President of Enterprise Solutions for Harland Financial Solutions since August 2001. Prior to joining Harland Financial Solutions, Mr. Shivdasani was with Phoenix International, Inc. where he served as President and Chief Operating Officer from 1998 to 2001, and as Senior Vice President and President of the International Division from July 1996 to January 1998. Mr. Shivdasani was previously employed as the Group Executive Vice President for Fiserv, Inc. and with Citicorp Information Resources as President of CBS Worldwide. He also served on the IBM AS/400 Strategic Advisory Board from 1992 to 1994.
John A. Lawler was appointed President, Scantron Commercial Business Group on February 14, 2011, and President, GlobalScholar on September 1, 2011. Mr. Lawler has 24 years experience transforming and growing businesses in information services, education, and technology markets. Previously, Mr. Lawler served as CEO of Triumph Learning, a New York-based educational publisher from 2009 to 2010 and was Chief Executive Officer of Arrow Advisory, a New Jersey-based advisory and turnaround firm from 2007 to 2008. Mr. Lawler was Global Leader of Customer Transformation at Dun & Bradstreet in 2006. Mr. Lawler served in various executive roles at LexisNexis from 2001 to 2005, including President and Chief Executive Officer of Martindale-Hubbell and Managing Director of Emerging Markets. Previously, Mr. Lawler led Global Product Development, Global Account Management and various Sales, Marketing, and General Management leadership positions in Asia/Pacific, Europe, and North America at Dun & Bradstreet.
Paul G. Savas has been one of our directors since May 1, 2007 and served as Harland Clarke Holdings' Executive Vice President and Chief Financial Officer from May 1, 2007 to September 27, 2007. Mr. Savas was appointed to the Board of Directors because of his extensive business and operations experience with the Company, M & F Worldwide and MacAndrews. He has been Executive Vice President and Chief Financial Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since May 2007, and previously served as Executive Vice President - Finance from April 2006 until May 2007 and was Senior Vice President - Finance of MacAndrews & Forbes Holdings Inc. and various affiliates from 2002 until April 2006. Mr. Savas joined MacAndrews & Forbes Holdings Inc. in 1994 as Director of Corporate Finance and was appointed Vice President - Finance in 1998. Mr. Savas is also a director of SIGA Technologies Inc., which is required to file reports under the Securities Exchange Act of 1934.
Barry F. Schwartz has been one of our directors since the Clarke American acquisition by M & F Worldwide in 2005, has acted as Chairman of our Board since September 2007, and served as Harland Clarke Holdings' President and Chief Executive Officer from May 1, 2007 to September 27, 2007. Mr. Schwartz was appointed to the Board of Directors because of his extensive business and operations experience with the Company, M & F Worldwide and MacAndrews. Mr. Schwartz has been Executive Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since October 2007 and previously served as Executive Vice President and General Counsel of MacAndrews & Forbes Holdings Inc. and various affiliates since 1993 and was Senior Vice President of MacAndrews & Forbes Holdings Inc. and various affiliates from 1989 to 1993. Mr. Schwartz is also a Director of the following organizations which are required to file reports under the Securities Exchange Act of 1934: Scientific Games Corporation, Revlon Consumer Products Corporation and Revlon Inc.
Code of Ethics
Harland Clarke Holdings does not have a separate code of ethics but is subject to the code of ethics of its parent, M & F Worldwide. All of our employees, including our principal executive officer, principal financial officer and principal accounting officer, are subject to the M & F Worldwide Code of Business Conduct. The Code is available to employees at www.myHC2.com.
Board of Directors
Harland Clarke Holdings is an indirect, wholly owned subsidiary of M & F Worldwide. Our board of directors is currently composed of three individuals, Charles T. Dawson, Paul G. Savas and Barry F. Schwartz. We believe this structure effectively combines the involvement of our parent, M & F Worldwide (for which Messrs. Savas and Schwartz serve as executives), and our Chief Executive Officer in the oversight of the Company's operations.
The Board is responsible for risk oversight. The Board's role in the Company's risk oversight process includes receiving periodic reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The Company does not have a separate risk committee or chief risk officer as risk functions are performed throughout the organization and reviewed by the Board and senior management of the Company and M & F Worldwide, providing what we believe to be an appropriate level of accountability, as well as separation of duties.
Board Committees
Prior to the MacAndrews Acquisition, we did not have standing audit, nominating or compensation committees because we were a wholly owned subsidiary of M & F Worldwide, which had an audit, nominating and compensation committee. After the MacAndrews Acquisition, M & F Worldwide no longer has an audit, nominating or compensation committee and our Board of Directors serves these functions for the Company subject to consultation with senior management of M & F Worldwide. We do not have a formal policy on diversity in identifying board nominees. The exact number of members of our board is determined from time to time by a resolution of a majority of our full Board of Directors.
Compensation Committee Interlocks and Insider Participation
Prior to the MacAndrews Acquisition, there were no interlocking relationships between any member of M & F Worldwide's Compensation Committee and any of our executive officers that would require disclosure under the rules of the

United States Securities and Exchange Commission. Prior to the MacAndrews Acquisition, no member of M & F Worldwide's Compensation Committee was a current or former officer or employee of the Company.
Compensation Risk Assessment
The Company conducted a risk assessment of the various compensation policies and practices at the Harland Clarke Holdings level and across its three business segments. The Company evaluated whether any of its compensation programs, policies, and practices are reasonably likely to have a material adverse effect on the Company.
The following summarizes the Company's evaluation of our compensation programs, policies, and practices with respect to the assessment of risk:

•	The programs provide an appropriate mix of fixed and variable compensation.

•	Variable pay is an appropriate mix of both short-term and long-term compensation.

•
Program features which limit the payout of variable compensation provide an additional balance between risk and reward. For example, all 2010 variable compensation plans are capped and certain plans commencing in 2011 have a clawback provision.

•	Base pay is limited by the terms of the relevant employment agreements for executives or compensation policy for employees who do not have an employment agreement.

•	Long-term incentives are subject to multi-year vesting which ties value to long-term performance.

•
All executive variable compensation programs are based on the achievement of pre-established targets set by management and reviewed with the CEO and management. Adjustments to performance measures are made to align achievement of targets with significant changes to the business, including adjustments for acquisitions and dispositions.

•	Harland Clarke Holdings currently does not provide single-trigger "change of control" compensation to its executives or employees.

•
Severance pay is defined by Company policy or applicable employment agreement with severance packages offering a maximum of two years of salary continuation for only certain of our named executive officers ("NEOs") and significantly lesser amounts for other employees.

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
Item 11.  Executive Compensation
Compensation Discussion & Analysis
Named Executive Officers
This Compensation Discussion & Analysis ("CD&A") describes the compensation programs applicable for our named executive officers and the basis for decisions regarding their compensation for 2011. Our NEOs for 2011 are:

•	Mr. Charles T. Dawson, President and CEO of the Company;

•	Mr. Peter A. Fera, Jr., CFO of the Company;

•	Mr. James D. Singleton, President and CEO of Harland Clarke;

•	Mr. Raju M. Shivdasani, President and CEO of Harland Financial Solutions; and

•	Mr. John A. Lawler, President of Scantron.
Compensation Decision Makers
Our Compensation Committee
Prior to the MacAndrews Acquisition, the Compensation Committee of the Board of Directors of M & F Worldwide served as our compensation committee (the “Prior Compensation Committee”). After the MacAndrews Acquisition, our Board of

Directors, in consultation with the management of M & F Worldwide, is responsible for functions performed by the Prior Compensation Committee.
Role of Executive Officers in the Compensation Process
Mr. Dawson recommends business performance targets and objectives to management of M & F Worldwide in his role as CEO. He further evaluates the performances of and recommends compensation for the executive officers reporting to him, which includes all NEOs other than himself for 2011. Targets are set consistent with annual budgets of the Company.
Compensation Consultants
In 2010, the Prior Compensation Committee engaged Compensation Advisory Partners, LLC to advise on the structure of a long-term incentive plan covering the period 2011-2013 ("2011-2013 LTIP") as well as other changes to senior executives' compensation.
Market Data
The Company subscribes to various compensation surveys to provide general market data for executive positions. Further, in determining the structure of the 2011-2013 LTIP as well as other changes to senior executives' total compensation in 2011, the Prior Compensation Committee reviewed data for peer groups and companies with revenues within a comparable range of the Company's revenue, provided by the Prior Compensation Committee's compensation consultant, Compensation Advisory Partners, LLC.
Compensation Philosophy
The objectives of the Company's compensation programs are to enable the Company to attract, retain, and motivate key talent and to reward achievement of short-term and long-term strategic business objectives and financial goals.
The material principles underlying the Company's executive compensation policies and decisions include recognizing that quality talent is attracted and retained with quality pay packages and that our executives recognize through their pay structure that their personal success with the Company is subject to and conditioned on the success of the Company's business segments. We set pay in a way we think best drives our executives to promote the growth of our three principal business segments, Harland Clarke, Harland Financial Solutions and Scantron.
We use cash compensation, not equity compensation. We, along with management of M & F Worldwide, have determined that our cash-based compensation programs are an appropriate means by which to link compensation with performance measures. In addition, we prefer cash-based compensation programs because of their greater simplicity in design and its ability to be understood by our executives and other employees.
Compensation can increase or decrease materially in the event of a change in scope of position responsibilities, in light of individual and/or Company performance, and in response to business need. We generally do not take one element of pay into account when setting another pay element for the same executive, but we have designed target total compensation opportunities to be competitive. We do calculate bonus as a percentage of base pay as we explain below. We view base plus bonus as an executive's core pay, and we deliberately set the mix of base and bonus based on the responsibility the executive has for our financial performance.
Overview of Compensation Components
Our executive compensation program includes the following elements:

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	• Recognized leadership skills	• Provides base level of monthly income not subject to performance risk
	• Experience and expertise in the position	• Makes overall pay package more competitive
• Demonstrated prior achievement of Company and personal goals
Annual Executive Bonus Plan	• Executive's contributions towards our achievement of annual performance targets	• Focuses executive on achievement of annual goals most important to the Company and investors
	• Recognizes executive's direct responsibility for our annual performance targets	• Exposes executive to risk of not receiving pay or receiving diminished pay if Company underperforms
• Gives executive direct motivation to help Company achieve annual performance targets with significant upside for achieving exceptional results
Long-Term Incentive Compensation Plans	• Achievement of sustained growth	• Keeps executive focused on long- term growth of the Company
	• Achievement of cumulative performance targets over a three-year period	• Keeps executive personally invested in the implementation of the Company's long-term growth plan
Executive Employment Contract	• Continued service with the Company	• Keeps executive focused on job and performance
401(k) and Nonqualified Deferred Compensation Plan	• Long-term service with the Company	• Provides retention incentive • Makes overall pay package more competitive • Helps executive prepare for retirement
Additional Benefits and Perquisites	• Continued service with the Company	• Makes overall pay package more competitive
• Payments in-kind may foster added Company loyalty in a way added cash pay does not
Termination Benefits	• Continued service in circumstances under which executive's job is at risk	• Keeps executive focused on job and performance in best interest of Company even if executive works himself or herself out of a job
Elements of Compensation
Base Salary
Mr. Dawson determines an NEO's recommended base pay by evaluating the NEO's individual leadership competencies, achievement of personal goals in support of the Company objectives and position-critical skills. Management of M & F Worldwide conducts this evaluation together with Mr. Dawson, and, where appropriate, discusses it with the NEO. Mr. Dawson's base salary is determined by his employment agreement.
We feel that a substantial portion of an executive's core pay (base and bonus) should be subject to risk to the extent that the executive is partially responsible for below-target financial performance. The analysis of how much direct responsibility our executives have for our performance targets determines how much of the executive's core pay should be at risk.
Annual Executive Bonus Plan
The amount of bonus paid to our NEOs is tied directly to the Company's performance and the NEO's individual performance. The Company wants our annual bonus program to properly reward our NEOs for their individual performances and contributions to the Company. Each NEO's bonus targets were set based on the performance of the principal business segment for which the NEO is responsible. These Adjusted EBITDA for Compensation Purposes targets vary for each of our business segments, reflecting the appropriate adjustments we make to financial performance. We discuss these Adjusted EBITDA for Compensation Purposes targets in more detail in "Adjusted EBITDA for Compensation Purposes Targets" below.
We base the bonus plan on achievement of the annual Adjusted EBITDA for Compensation Purposes target for each business segment. As illustrated in the chart below, the amount of bonus opportunity is tied to a percentage of salary increasing incrementally as performance against goal increases incrementally, up to a maximum amount. If at least 90% of target is not achieved, then no bonus will be paid. The differences in percentages listed in the "Bonus as a Percentage of Base Salary"

column are due to differences in each NEO's responsibility and the size of the NEO's relevant business segment. The bonuses generally were designed to be compliant with the performance-based exception of Section 162(m) of the Internal Revenue Code (the "Code"), if applicable. Section 162(m) is not currently applicable to us because we are not a public company and M & F Worldwide is no longer a public company since the MacAndrews Acquisition. Each NEO, with the exception of Mr. Lawler, earned a bonus from the Company during 2009, 2010 and 2011. Bonuses are generally paid by March 15th of the year following the year for which the bonuses are earned.
The chart below sets forth the base salary, bonus potential and actual bonus paid for 2010 and 2011 for each of our NEOs.

NEO	Base Salary for 2011	Target %	Bonus as a % of Base Salary	Actual 2010 Bonus Paid in 2011	Actual 2011 Bonus Paid in 2012
Charles T. Dawson	$1,050,000	90-145.1+	90-175	$1,250,000	$1,128,750
Peter A. Fera, Jr.	$468,000	90-145.1+	90-150	$450,000	$444,600
James D. Singleton	$520,000	90-145.1+	90-150	$500,000	$520,000
Raju M. Shivdasani	$450,000	90-145.1+	90-150	$318,750	$450,000
John A. Lawler	$400,000	90-145.1+	90-150	$—	$334,912
Long-Term Incentive Compensation
We believe in linking compensation to Company and individual performance. We tie long-term incentive compensation to our overall financial goals and, where appropriate, to the goals of individual business units. A NEO's compensation varies with our financial and operating performance so that they are rewarded when performance meets or exceeds objectives and receive lower compensation when performance objectives are not met. We apply objective measures of performance in setting pay levels. The Company has a strong history of achieving performance at and above target levels, and management of M & F Worldwide has determined that linking NEOs' compensation to certain individual and collective performance objectives can help our Company to achieve its targets.
The Company maintained a three-year cash-based plan tied to multiyear Company and business segment performance for the performance period from 2008 to 2010. Payments under this plan were paid to the eligible executives, to include the NEOs, excluding Mr. Lawler, on March 11, 2011. A similarly designed long-term incentive plan covering the period from 2011 to 2013 was approved by the Prior Compensation Committee on December 10, 2010. Each of these long-term incentive plans are described below, followed by additional detail on the determinations of performance measures and targets established pursuant to these plans.
The 2008-2010 M & F Worldwide Long-Term Incentive Compensation Plan ("2008-2010 LTIP")
The 2008-2010 LTIP was a three-year cash-based plan tied to multiyear Company and business segment performance. It became effective on January 1, 2008 and covered fiscal years 2008 through 2010. All payouts to the executives were made on March 11, 2011. All of the NEOs participated in the 2008-2010 LTIP in 2010, 2009 and 2008, excluding Mr. Lawler. The payout amount to our current NEOs for the 2008-2010 LTIP at the end of the three-year cycle was $7.8 million.
The 2011-2013 M & F Worldwide Long-Term Incentive Compensation Plan
On December 10, 2010, the Prior Compensation Committee approved the 2011-2013 LTIP. The 2011-2013 LTIP is a three-year cash-based plan tied to Company and business segment performance. The 2011-2013 LTIP became effective January 1, 2011 and covers fiscal years 2011 through 2013.
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
The awards will provide for a cash payment at the end of the three-year period ending December 31, 2013 and the executives will be entitled to payments in the amounts set forth in the table below assuming targets are achieved at the end of such three-year period. The performance measures used under the 2011-2013 LTIP include Adjusted EBITDA and a "non-check revenue" performance measure (as discussed in more detail in "Performance Measures and Performance Targets" below). Each award granted under the 2011-2013 LTIP will be based 75% on cumulative Adjusted EBITDA for Compensation Purposes targets and 25% on cumulative non-check revenue targets. If less than 90% of the target is achieved, then no payment will be made. If between 90% and 100% of the targets are achieved, then the amount of the award in the table below will be adjusted based on linear interpolation between 50% up to 100%, and if between 100% and 110% of the targets are achieved, then the amount of the award in the table below will be adjusted based on linear interpolation between 100% up to a maximum of 150%. For Mr. Dawson and Mr. Fera, the awards and related payments will be based solely on Company results and for Messrs. Singleton, Shivdasani and Lawler, 50% will be based on Company results and 50% will be based on the results of their respective business segment. The target payout amount to our NEOs at the end of the three-year cycle, assuming 100% of the target is achieved, is approximately $9.9 million in the aggregate. The target payout for all participants at the end of the three-year cycle, assuming 100% of the target is achieved, is approximately $12.3 million in the aggregate.
The 2011-2013 LTIP contains clawback provisions, which provide that if a participant is determined to have violated a noncompete, nonsolicit, nondisclosure covenant or other agreement or engaged in activity that was in conflict with or was adverse to the interests of the Company or its affiliates (including fraud) or conduct contributing to any financial restatement or financial irregularities, the participant's award may be cancelled. In addition, the participant may be required to repay any profits or benefit realized by the participant. To the extent required by applicable law (including without limitation Section 302 of the Sarbanes-Oxley Act of 2002 and Section 954 of the Dodd Frank Act), awards shall be subject to clawback, forfeiture or similar requirement.
2011-2013 LTIP Aggregate Target Amounts

Executive	Aggregate Target Amount (at end of 2013)
Mr. Dawson	$4,050,000
Mr. Fera	$1,350,000
Mr. Singleton	$1,800,000
Mr. Shivdasani	$1,500,000
Mr. Lawler	$1,151,782
Performance Measures and Performance Targets
Adjusted EBITDA for Compensation Purposes Targets
The Prior Compensation Committee believed and management of M & F Worldwide believes that Adjusted EBITDA for Compensation Purposes targets is an appropriate performance measure on which to base long-term incentive compensation payments. Adjusted EBITDA for Compensation Purposes is a non-GAAP measure representing EBITDA (net income before interest expense-net, income taxes, depreciation and amortization) adjusted to reflect the impact of those items the Company does not consider indicative of its ongoing performance such as restructuring costs, certain non-operational items, group management fees, acquisition-related expenses, certain stand-alone costs, and other adjustments relevant to each segment. The Adjusted EBITDA for Compensation Purposes targets are similar to measures of covenant compliance under the Company's debt agreements, and securities analysts often use similar measures to evaluate the performance of the Company.
The Company's long-term incentive compensation plans have Adjusted EBITDA for Compensation Purposes targets based on both consolidated and segment performance; whereas the annual bonus is based solely on the relevant segment Adjusted EBITDA for Compensation Purposes targets. The consolidated Adjusted EBITDA for Compensation Purposes targets for the 2011-2013 period are not being disclosed as they represent confidential financial information that we do not disclose to the public, and we believe that disclosure of this information would cause us competitive harm because our direct competitors would know our historic financial budgets with respect to each of our business segments. In our industry segments, such information would give our competition a particular advantage over us because we are engaged in highly competitive industries which are very sensitive to pricing decisions, customer wins and losses, and customer perception. We would be at a significant disadvantage with respect to our customers if our competitors were able to compare themselves to us or draw inferences, particularly with respect to our pricing and profit margins, from our budgets and targets. We believe that these performance goals are difficult to achieve for the following reasons, among others: (i) the industries in which we are involved are mature industries which makes growth more challenging; and (ii) we are subject to both volatile customer wins and losses and customer bidding processes.
Non-Check Revenue Performance Measures Commencing in 2011
Commencing in 2011, the Prior Compensation Committee implemented a new performance measure for a portion of the Company's long-term compensation programs. Non-Check Revenue is the performance measure that encourages the development of additional revenue sources other than checks and check-related products, which are currently the Company's largest source of revenue, which have been in decline in recent years and are expected to continue declining. This measure is intended to encourage diversification of the Company's sources of revenue.

Post-Employment Compensation
Payments to be made to executives in connection with termination without cause are in the form of severance and the temporary continuation of other benefits that are set forth in an individual's employment agreement. We want our executives to make business decisions that put the Company's interests before their own. We encourage them to feel comfortable making difficult decisions for the Company which might not otherwise be in their own long-term best interests by offering severance which would generally replace the income they would have received for the one and a half to two years following their termination of employment if we terminate them without cause.
We do not offer change in control protection, and we do not provide tax gross-ups if our NEOs are subject to the so-called "golden parachute excise tax," a special tax imposed under section 4999 of the Code on unusually large payments (in comparison to historic compensation) made in connection with a change in control.
In the event of termination with cause, post-employment compensation is forfeited.
Other Benefits and Perquisites
Other benefits and perquisites are a minor part of executive compensation offered in order to provide a competitive total compensation and benefits package. Our NEOs participate in benefit plans available to all employees and on the same terms as similarly situated employees, such as group medical insurance and participation in and matching through the Company-sponsored 401(k) plan. Our NEOs may also participate in our non-elective, nonqualified deferred compensation plan known as the "Benefit Equalization Plan," or "BEP," which is a supplemental benefit program for employees whose Company contributions to the 401(k) plan are limited due to IRS annual qualified plan compensation limits. In addition, our NEOs receive benefits available to other officers such as a monthly car allowance, life insurance, annual physicals and a cell phone. Certain of our NEOs are provided private country club membership. Mr. Dawson is the only NEO that is provided with a leased company car rather than a car allowance. Mr. Singleton is permitted to travel first class, and Mr. Dawson is permitted to travel first class or by chartered aircraft.
Report of the Board of Directors
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have determined to include the Compensation Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Submitted by:	Charles T. Dawson Paul G. Savas Barry F. Schwartz, Chairman

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2011

Name and Principal Position	Year	Salary(i)	Non-Equity Incentive Plan Compensation(ii)	Nonqualified Deferred Compensation Earnings(iii)	All Other Compensation(iv)	Total
Charles T. Dawson President & Chief Executive Officer	2011	$1,049,039	$1,128,750	$—	$394,039	$2,571,828
	2010	$1,000,000	$5,307,693	$909	$202,196	$6,510,798
	2009	$1,038,462	$1,250,000	$—	$166,914	$2,455,376
Peter A. Fera, Jr. Executive Vice President & Chief Financial Officer	2011	$467,653	$444,600	$—	$105,728	$1,017,981
	2010	$450,000	$1,521,741	$200	$57,594	$2,029,535
	2009	$467,308	$450,000	$—	$54,674	$971,982
James D. Singleton President and Chief Executive Officer of Harland Clarke	2011	$519,615	$520,000	$—	$136,528	$1,176,143
	2010	$500,000	$1,896,509	$220	$74,202	$2,470,931
	2009	$519,231	$500,000	$—	$65,333	$1,084,564
Raju M. Shivdasani President and Chief Executive Officer of Harland Financial Solutions	2011	$449,518	$480,075	$—	$120,036	$1,049,629
	2010	$424,231	$1,623,902	$63	$48,864	$2,097,060
	2009	$389,423	$255,075	$—	$40,200	$684,698
John A. Lawler President of Scantron	2011	$346,154	$365,681	$—	$39,723	$751,558
____________

(i)
Fiscal Year 2009 contained 27 pay periods instead of the standard 26, therefore actual pay is correspondingly more than the annual rate for all NEOs. 2010 actual pay includes several days of the 2009 pay rate, resulting in the difference between the actual and current annual salary rate for Mr. Shivdasani.

(ii)	The compensation in this column for 2011 consists of:

•
amounts earned during 2011 and paid in 2012 under the Annual Executive Bonus Plan as follows: Mr. Dawson $1,128,750, Mr. Fera $444,600, Mr. Singleton $520,000, Mr. Shivdasani $450,000 and Mr. Lawler $334,912;

•	Mr. Shivdasani received $30,075 under the legacy John H. Harland 2007 Long-Term Cash Incentive Plan in 2011; and

•
Mr. Lawler's amount includes $30,769 in additional pay effective September 1, 2011 for the added responsibility of assuming the management of GlobalScholar which is the pro rata portion of $100,000 in additional incentive compensation, which is supplemental to his annual salary.

(iii)
Represents the above-market interest, if any, credited under our Benefits Equalization Plan (the "BEP"). We determined the above-market interest credited by determining the difference between the interest on BEP accounts calculated using the actual rate used in the plan, and 120% of the applicable federal long-term rate, with quarterly compounding for January of the applicable year, as prescribed under section 1274(d) of the Internal Revenue Code. Interest rates credited to the BEP accounts were 4.5%, 5.0% and 3.5% for 2011, 2010 and 2009, respectively.

(iv)	All Other Compensation:

All Other Compensation

Name	Year	Car Allowance(i)	Country Club Fees (ii)	Term Life, Executive AD&D and Executive Disability Insurance Premiums (iii)	Employer Contributions to 401(k) Plan and Supplemental Excess Benefit Plan (iv)	Tax Gross-Up (v)	Other Compensation (vi)	Total
Charles T. Dawson	2011	$36,498	$5,765	$2,075	$254,269	$45,461	$49,971	$394,039
Peter A. Fera, Jr.	2011	$5,940	$4,723	$571	$78,176	$5,948	$10,370	$105,728
James D. Singleton	2011	$12,000	$5,340	$571	$96,645	$9,327	$12,645	$136,528
Raju M. Shivdasani	2011	$12,000	$—	$4,945	$81,734	$9,536	$11,821	$120,036
John A. Lawler	2011	$10,000	$5,000	$453	$14,154	$3,669	$6,447	$39,723
____________

(i)
Comprised of (i) car allowance in the case of Messrs. Fera, Singleton, Shivdasani, and Lawler and (ii) the aggregate incremental cost to the Company of the leased vehicle in the case of Mr. Dawson, which is calculated as the total cost of the lease payments on the car, the insurance relating to the car, gasoline used in the car, and cleaning and maintenance of the car. Messrs. Fera, Singleton, Shivdasani, and Lawler are eligible to receive a pre-set amount per month as a car allowance.

(ii)	The Company reimburses each executive's monthly country club dues.

(iii)	Amount includes (i) executive life premiums, (ii) executive AD&D premiums for all NEOs and (iii) executive disability premiums for Mr. Shivdasani.

(iv)
Consists of (1) employer contributions to the 401(k) plan of $9,800 for each NEO and (ii) employer contributions to a supplemental non-qualified excess benefit plan, the BEP (described below and in the Nonqualified Deferred Compensation Table), in the following amounts: Mr. Dawson $244,469, Mr. Fera $68,376, Mr. Singleton $86,845, Mr. Shivdasani $71,934 and Mr. Lawler $4,354.

(v)
Consists of (i) the tax gross-up on the personal use of a company vehicle by Mr. Dawson of $19,189, (ii) the tax gross-up on executive disability premiums for Mr. Shivdasani of $2,756, (iii) the tax gross-up for the spousal travel and entertainment for Mr. Dawson of $14,866, Mr. Fera of $5,948, Mr. Singleton of $9,327, Mr. Shivdasani of $6,780 and Mr. Lawler of $3,669 and (iv) the tax gross-up for Mr. Dawson on home security of $11,406.

(vi)
Consists of (i) spousal travel and entertainment for Mr. Dawson of $28,272, Mr. Fera of $10,370, Mr. Singleton of $12,645, Mr. Shivdasani of $11,821 and Mr. Lawler of $6,447 and (ii) home security for Mr. Dawson of $21,699.

The elements of NEO compensation are based upon the applicable employment contract, each NEO's long-term incentive plan agreements, Company policy regarding employee benefit plan participation (401(k) benefits, welfare and group insurance benefits), car allowance, cell phone use, or application of past practice. Specifically, the salaries are set under the terms of the respective employment contracts. During 2011, each of our NEOs had an employment contract in effect. The material terms of these employment contracts during 2011 are detailed in the section titled Employment Contracts below. Effective January 1, 2011, each NEO, except for Mr Lawler whose employment contract was effective February 14, 2011, entered into an amended and restated Employment Contract which is also detailed below under Employment Contracts. Bonus plans for each of our NEO's are outlined within their respective employment contract and long-term incentive plan agreements. Participation in the 401(k) and our nonqualified deferred compensation plan, the BEP, is pursuant to the plan documents. All other compensation is provided pursuant to written Company policy or practice according to their respective positions

GRANTS OF PLAN BASED AWARDS FOR FISCAL YEAR 2011

Name	Award Type(i),(ii)	Threshold	Target	Maximum (iii)
Charles T. Dawson	Annual Bonus	$945,000	$1,312,500	$1,837,500
	Segment 2011-2013 LTIP	$—	$—	$—
	Consolidated 2011-2013 LTIP	$2,025,000	$4,050,000	$6,075,000
Peter A. Fera, Jr.	Annual Bonus	$421,200	$468,000	$702,000
	Segment 2011-2013 LTIP	$—	$—	$—
	Consolidated 2011-2013 LTIP	$675,000	$1,350,000	$2,025,000
James D. Singleton	Annual Bonus	$468,000	$520,000	$780,000
	Segment 2011-2013 LTIP	$450,000	$900,000	$1,350,000
	Consolidated 2011-2013 LTIP	$450,000	$900,000	$1,350,000
Raju M. Shivdasani	Annual Bonus	$405,000	$450,000	$675,000
	Segment 2011-2013 LTIP	$375,000	$750,000	$1,125,000
	Consolidated 2011-2013 LTIP	$375,000	$750,000	$1,125,000
John A. Lawler	Annual Bonus	$316,603	$351,781	$527,672
	Segment 2011-2013 LTIP	$287,946	$575,891	$863,837
	Consolidated 2011-2013 LTIP	$287,946	$575,891	$863,837
____________

(i)
The amounts listed in this column under the heading Annual Bonus represent the threshold, target and maximum amount which may be payable to each NEO pursuant to the annual executive bonus plan, as described in more detail above under "Elements of Compensation - The Annual Executive Bonus Plan."

(ii)
The amounts listed under the heading 2011-2013 LTIP represent the threshold and target amount which might be payable in 2014 to each NEO at the end of the three year performance period (2011-2013) pursuant to the 2011-2013 LTIP, as described in more detail above under "Elements of Compensation - The 2011 M & F Worldwide Long Term Incentive Compensation Plan (the "2011-2013 LTIP"). The first row labeled 2011-2013 LTIP represents the amount of the 2011-2013 LTIP attributable to the performance of each NEO's individual business segment at the end of the three year performance period and the second row represents the amount attributable to consolidated Company results at the end of the three year performance period.

(iii)
The 2011-2013 LTIP, which was designed to meet the requirements of Section 162(m) of the Code was approved by the shareholders of M & F Worldwide in 2011 for an aggregate maximum of $16.5 million. Under the terms of the 2011-2013 LTIP, the maximum payout to any participant is $10 million. Section 162(m) is not applicable to us because we are not a public company and M & F Worldwide has not been a public company since the MacAndrews Acquisition.

Employment Contracts
Mr. Dawson
Prior Employment Agreement
On February 13, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Dawson, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated as of May 29, 2007. The term of this employment agreement, whereby Mr. Dawson was employed as President and Chief Executive Officer of Harland Clarke Holdings and Chief Executive Officer of the Harland Clarke Business (as defined in the employment agreement), was to continue until December 31, 2013, pursuant to an extension amendment dated February 2, 2010. The current term is subject to earlier termination as described in the "Potential Payments Upon Termination or Change-in-Control" section below. Under this employment agreement, Mr. Dawson's annual base salary was $1,000,000, and he was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Dawson's annual bonus was established at 125% of his base salary if 100% of target was attained and increased ratably up to a maximum of 175% of his base salary if 145.1% of the target was attained. Pursuant to his employment agreement, Mr. Dawson participated in the 2008-2010 LTIP, for which he received a portion of the 2008-2010 LTIP bonus pool attributed to the Harland Clarke business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company. In September 2007, Mr. Dawson became President and Chief Executive Officer of Harland Clarke Holdings. As a

result of his increased responsibilities, he was granted an additional portion of the 2008-2010 LTIP bonus pool that was based solely on consolidated performance. Mr. Dawson also received other standard officer benefits.
Amended and Restated Employment Agreement
On January 1, 2011, M & F Worldwide and Harland Clarke Holdings entered into an amended and restated employment agreement with Mr. Dawson which superseded, effective January 1, 2011, the previous employment agreement dated February 13, 2008. Pursuant to this agreement, Mr. Dawson will continue to serve as the President and Chief Executive Officer of the Company and the Chief Executive Officer of the Harland Clarke Business (as defined in the employment agreement) until December 31, 2013, subject to earlier termination as described therein. Under his employment agreement, Mr. Dawson's annual base salary is $1,050,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of the Company. His target annual bonus is 125% of base salary and increases ratably up to a maximum of 175% of his base salary if 145.1% of the targets are attained. Mr. Dawson will also participate in the Company's 2011-2013 LTIP. Mr. Dawson will continue to receive other standard officer benefits.
Mr. Fera
Prior Employment Agreement
On February 13, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Fera, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated May 2, 2007. This employment agreement, whereby Mr. Fera was employed as Chief Financial Officer of Harland Clarke Holdings and Executive Vice President and Chief Financial Officer of the Harland Clarke Business, was to continue until December 31, 2013, pursuant to an extension amendment dated February 2, 2010. The term was subject to earlier termination as described in the "Potential Payments Upon Termination or Change-in-Control" section below. Under this employment agreement, Mr. Fera's annual base salary was $450,000 and he was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Fera's annual bonus was 100% of his base salary if 100% of target is attained and increased ratably up to a maximum of 150% of his base salary if 145.1% of the target was attained. Pursuant to this agreement, Mr. Fera participated in the 2008-2010 LTIP, for which he received a portion of the 2008-2010 LTIP bonus pool attributable to the Harland Clarke Business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company, and he also received other standard officer benefits.
Amended and Restated Employment Agreement
On January 1, 2011, Harland Clarke Holdings entered into an amended and restated employment agreement with Mr. Fera which superseded, effective January 1, 2011, the previous employment agreement dated February 13, 2008. Pursuant to this agreement, Mr. Fera will continue to serve as the Executive Vice President and the Chief Financial Officer of the Company until December 31, 2013, subject to earlier termination as described therein. Under his employment agreement Mr. Fera's annual base salary is $468,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of the Company. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Fera will also participate in the Company's 2011-2013 LTIP. Mr. Fera will continue to receive other standard officer benefits.
Mr. Singleton
Prior Employment Agreement
On February 7, 2008, Harland Clarke Holdings entered into an employment agreement with Mr. Singleton, effective as of January 1, 2008, which superseded his prior employment agreement with Harland Clarke Holdings dated May 2, 2007. This employment agreement, whereby Mr. Singleton was employed as Chief Operating Officer and President of Harland Clarke was to continue until December 31, 2013, pursuant to an extension amendment dated February 2, 2010. The current term was subject to earlier termination as described in the "Potential Payments Upon Termination or Change-in-Control" section below. Under this employment agreement, Mr. Singleton's annual base salary was $500,000 and he was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Clarke Business Adjusted EBITDA for Compensation Purposes target. Mr. Singleton's annual bonus was 100% of his base salary if 100% of target was attained and increased ratably up to a maximum of 150% of his base salary if 145.1% of the target was attained. Pursuant to this agreement, Mr. Singleton participated in the 2008-2010 LTIP, for which he received a portion of the 2008-2010 LTIP bonus pool attributable to the Harland Clarke Business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company, and he also received other standard officer benefits.
Amended and Restated Employment Agreement
On January 1, 2011, Harland Clarke Holdings entered into an amended and restated employment agreement with

Mr. Singleton which superseded, effective January 1, 2011, the previous employment agreement dated February 7, 2008. Pursuant to this agreement, Mr. Singleton will continue to serve as the President and Chief Operating Officer of the Harland Clarke Business (as defined in the employment agreement) until December 31, 2013, subject to earlier termination as described therein. Mr. Singleton's title has been changed to President and Chief Executive Officer of Harland Clarke effective March 12, 2012. Under his employment agreement Mr. Singleton's annual base salary is $520,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of the Harland Clarke Business. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Singleton will also participate in the Company's 2011-2013 LTIP. Mr. Singleton will continue to receive other standard officer benefits.
Mr. Shivdasani
Prior Employment Agreement
Effective August 31, 2009, Harland Financial Solutions and Harland Clarke Holdings amended the employment agreement with Mr. Shivdasani to provide that Mr. Shivdasani was employed as President of Harland Financial Solutions until December 31, 2010, subject to earlier termination as described in the "Potential Payments Upon Termination or Change-in-Control" section below. Mr. Shivdasani's annual base salary was $375,000 in 2009 and increased to $425,000 effective January 1, 2010 in light of his increased responsibilities as President of Harland Financial Solutions. He was entitled to receive annual bonuses based on the attainment of a certain percentage of the Harland Financial Solutions Adjusted EBITDA for Compensation Purposes target. Mr. Shivdasani's bonus for 2009 was 60% of his base salary if 100% of target was attained and increased ratably up to a maximum of 80% of his base salary if 125.1% of the target was attained. Mr. Shivdasani's annual bonus target for 2010 increased to 75% of his base salary if 100% of target was attained and increased ratably up to a maximum of 112.5% of his base salary if 145.1% of target was obtained, in light of his increased responsibilities as President of Harland Financial Solutions. Mr. Shivdasani also received a portion of the 2008-2010 LTIP attributable to the Harland Financial Solutions business and a portion of the 2008-2010 LTIP bonus pool attributed to the Company, and he also received other standard officer benefits.
Amended and Restated Employment Agreement
On January 1, 2011, Harland Clarke Holdings and Harland Financial Solutions, Inc. entered into an amended and restated employment agreement with Mr. Shivdasani which superseded, effective January 1, 2011, the previous employment agreement dated August 31, 2009. Pursuant to this agreement, Mr. Shivdasani will continue to serve as the President of Harland Financial Solutions until December 31, 2013, subject to earlier termination as described therein. Mr. Shivdasani's title has been changed to President and Chief Executive Officer of Harland Financial Solutions effective March 12, 2012. Under his employment agreement his annual base salary is $450,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of HFS. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Shivdasani will also participate in the Company's 2011-2013 LTIP. Mr. Shivdasani will continue to receive other standard officer benefits.
Mr. Lawler
Employment Agreement
On January 20, 2011, Harland Clarke Holdings and Scantron entered into an employment agreement with Mr. Lawler, effective as of February 14, 2011. Pursuant to this employment agreement, Mr. Lawler will serve as President of Scantron Commercial Business Group to continue until December 31, 2013, subject to earlier termination as described therein. Under his employment agreement his annual base salary is $400,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of the Adjusted EBITDA for Compensation Purposes of Scantron. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Lawler will also participate in the Company's 2011-2013 LTIP. Mr. Lawler will continue to receive other standard officer benefits.

NONQUALIFIED DEFERRED COMPENSATION TABLE FOR FISCAL YEAR 2011

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (i)	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE (ii)
Charles T. Dawson	$—	$244,469	$39,726	$—	$924,474
Peter A. Fera, Jr.	$—	$68,376	$9,401	$—	$222,268
James D. Singleton	$—	$86,845	$10,881	$—	$256,906
Raju M. Shivdasani	$—	$71,934	$5,252	$—	$127,163
John A. Lawler	$—	$4,354	$49	$—	$4,403
____________

(i)	The amounts reported are included as part of "All Other Compensation" in the Summary Compensation Table.

(ii)	Reflects the total balance of the executive's account as of December 31, 2011.
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
Employees may not defer income into this plan. We do not match contributions under our tax-qualified 401(k) plan in respect of pay above the tax-qualified plan compensation limits. Instead, we credit a notional contribution in respect of pay above the tax-qualified plan limits to the employee's BEP account.
The BEP is an unfunded deferred compensation plan. Interest is compounded quarterly and credited to each participant's account based upon the 10-Year U.S. Treasury Bond yield as in effect on the first business day of the plan year rounded to the next higher one-half percent, plus one percent. For plan year 2011, the rate was 4.5%. This methodology of applying interest is based on the language outlined in the BEP. Interest rates are provided annually by a compensation consultant.
Distributions are allowed only at termination, retirement, death, or disability and are paid in a single lump sum on the first day of the seventh month following the occurrence of such a qualifying event.
Potential Payments Upon Termination or Change-in-Control
Each of our NEOs is entitled to certain payments and benefits in the event of termination of his employment. These payments and benefits are set forth in each of our NEO's respective employment agreements, described above. The terms of these arrangements were set through the course of arms-length negotiations with each of the NEOs.
Messrs. Dawson, Singleton, Shivdasani and Lawler will be entitled to continued payment of his base salary respectively for a period of two years after termination in the event he is terminated without cause or resigns for good reason.
Mr. Fera will be entitled to continued payment of his base salary for a period of 18 months after termination in the event he is terminated without cause or resigns for good reason.
In the case of termination without cause, or in the event of resignation for good reason, Messrs. Fera and Lawler would be entitled to receive: (i) a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable but for the termination; (ii) any earned but unpaid annual bonus for the year prior to the year in which termination occurred; and (iii) a pro rata amount payable, if any, under the 2011-2013 LTIP in accordance with its terms; in each case, paid at the time and in the manner the bonus or long-term incentive plan amount, as applicable, is paid to other executives.
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
If the employment of any of our NEOs is terminated for cause, further compensation is forfeited, except for accrued and unpaid base salary. In our NEO's employment agreements, "cause" is generally defined as neglect of duties, continued incompetence, unsatisfactory attendance, conviction of any felony, embezzlement, disloyalty, defalcation, usurpation of a Company opportunity, violation of rules, instructions, or requirements regarding conduct of employees, willful misconduct or breach of fiduciary obligation owed to the Company, breach of employment agreement, discriminatory or sexually harassing behavior, any act that has a material adverse effect upon the reputation or public confidence in the Company, material insubordination, or drug or alcohol use while working or representing the Company.
Pursuant to the terms of the employment agreements of each of our NEOs, "good reason" means, without the advance written consent of the executive: (i) a reduction in the executive's base salary; or (ii) a material and continuing reduction in the executive's responsibilities, in each case which the Company fails to cure within 30 days of receiving notice from the executive of such an event.
In order to receive any of the payments or benefits described above which are payable upon termination of employment, the NEO must execute an irrevocable release of claims in favor of the Company.
Each NEO is bound by a two-year non-competition covenant as well as a two-year non-solicitation covenant following termination of his employment. Breach of either the non-competition or the non-solicitation covenants will result in a cessation of salary continuation and premium rates under the group health benefits. If the executive's employment term is not renewed and the executive's employment is terminated after the end of the term, other than for cause or disability, the NEO will be subject to a minimum of a one-year non-competition covenant and a one-year non-solicitation covenant.
None of our NEOs will receive any additional payments or benefits beyond the severance terms described above in the event there is a change in control of the Company, or his employment is terminated following a change in control of the Company.
The following table sets forth payments which would hypothetically be made to our NEOs in the event each is terminated without cause, or he resigns for good reason as of December 31, 2011. This table excludes payments under the 2011-2013 LTIP as described under "Potential Payments upon Termination or Change-in-Control" above because, as indicated in the footnotes to the table, they are payable only at the termination of the 2011-2013 LTIP, and are not a continuing benefit.

TERMINATION WITHOUT CAUSE OR RESIGNATION FOR GOOD REASON
AS OF DECEMBER 31, 2011

Name and Principal Position	Separation Pay (i)	Vacation (ii)	Health/Welfare Plans (iii)	Executive Annual Bonus Plan (iv)	Outplacement Assistance (v)	Deferred Compensation Plan Balance (vi)	Total
Charles T. Dawson, President and CEO	$2,100,000	$11,077	$5,621	$1,312,500	$30,000	$924,474	$4,383,672
Peter A. Fera, Jr., EVP & CFO	$702,000	$—	$13,549	$468,000	$30,000	$222,268	$1,435,817
James D. Singleton, President & CEO of Harland Clarke	$1,040,000	$—	$13,542	$520,000	$30,000	$256,906	$1,860,448
Raju M. Shivdasani, President & CEO of Harland Financial Solutions	$900,000	$—	$9,413	$450,000	$30,000	$127,163	$1,516,576
John A. Lawler, President of Scantron	$800,000	$—	$—	$351,781	$30,000	$4,403	$1,186,184
____________

(i)
For each NEO, upon termination of the executive without cause or resignation for good reason (each as defined in each employment agreement), the executive is entitled to receive continued payment of base salary for the following periods: 24 months in the case of Messrs. Dawson, Singleton, Shivdasani and Lawler; and 18 months in the case of Mr. Fera.

(ii)
Upon termination, the executive is entitled to his earned and unused vacation for the current year. Effective January 1, 2008, we established a policy pursuant to which up to 40 hours of vacation may be carried over from year to year. Mr. Dawson is also entitled to his balance of frozen vacation of $11,077.

(iii)
For each NEO, except Mr. Lawler who does not participate in the plan, upon termination of the executive without cause, or resignation for good reason, the executive is entitled to continued participation in applicable welfare benefit plans for 12 months after the termination and continued contribution by the Company to the employer portion of the employee premiums of welfare benefit plans for 12 months after the termination. The employer portion reflects employer cost for 2011 based on the employee's enrollment in dental, medical and vision plans as of December 31, 2011.

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

(vi)
Upon termination, retirement, death or disability, the executive's total balance in the BEP is to be paid in a single lump sum on the first day of the seventh month following the occurrence of such an event. These amounts reflect the executive's account balance as of December 31, 2011.

DIRECTORS' COMPENSATION TABLE FOR FISCAL YEAR 2011

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Barry F. Schwartz(i)	$—	$—	$—	$—	$—	$—	$—
Paul G. Savas(i)	$—	$—	$—	$—	$—	$—	$—
Charles T. Dawson(ii)	$—	$—	$—	$—	$—	$—	$—
____________

(i)
Messrs. Schwartz and Savas received no compensation directly or indirectly from the Company. They provided services to the Company under the terms of a Second Amended and Restated Management Services Agreement between M & F Worldwide and MacAndrews & Forbes LLC. Pursuant to the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes LLC, a wholly owned subsidiary of MacAndrews a fee of $2.5 million per calendar quarter, beginning May 1, 2007. The total amount paid to MacAndrews & Forbes LLC in 2011, 2010, and 2009 pursuant to the Second Amended and Restated Management Services Agreement was $10.0 million in each year.

(ii)	Mr. Dawson did not receive any compensation for his service as a director in 2011, 2010 and 2009.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
M & F Worldwide beneficially owns all the outstanding shares of our common stock. None of our executive officers or directors owns any of our common stock. M & F Worldwide is wholly owned by MacAndrews, which in turn is wholly owned by Mr. Ronald O. Perelman. M & F Worldwide, MacAndrews and Mr. Perelman all have a business address at 35 East 62nd Street, New York, NY 10065.
Item 13.  Certain Relationships and Related Transactions and Director Independence
Related Person Transactions Policy
As a wholly owned subsidiary of M & F Worldwide, we are subject to M & F Worldwide's Code of Business Conduct and Ethics (the "Code"), which covers transactions and other activities by employees of M & F Worldwide and its subsidiaries (including our directors and officers) that give rise to conflicts of interest. The conflicts of interest policy in the Code limits or prohibits, among other things, transactions between the employee and M & F Worldwide and transactions by the employee with (and employment with or substantial investments in) an enterprise that is a present or potential supplier, customer or competitor, or that engages or may engage in any other business with M & F Worldwide. In addition, the policy also prohibits employees from appropriating for personal benefit business opportunities that should be first offered to M & F Worldwide. The Code also limits similar transactions by family members of employees. Any waivers of the Code must be approved by the Board of Directors of M & F Worldwide.
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
Insurance
We participate in MacAndrews's directors' and officers' insurance program, which also covers other affiliates of MacAndrews. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. We bear an allocation of the premiums for such coverage, which we believe is more favorable than the premiums we could secure under stand alone coverage. The Company paid MacAndrews $0.1 million, $0.0 million and $0.1 million in 2011, 2010, and 2009, respectively, in respect of such insurance coverage.
Tax Sharing Agreement
The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 (the "2005 Tax Sharing Agreement") whereby M & F Worldwide files consolidated federal income tax returns on our and our affiliated subsidiaries' behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide for periods prior to the MacAndrews Acquisition. Under the 2005 Tax Sharing Agreement, we made periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that we and our affiliated subsidiaries would have had for each taxable period if we had not been included in our parent company's consolidated tax filing group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any consolidated, combined or unitary group containing the Company for each period that we or any of our subsidiaries are included in any such group for foreign, state or local tax purposes. Effective with the closing of the MacAndrews Acquisition, the 2005 Tax Sharing Agreement was amended and restated to incorporate MacAndrews as the common parent (the "2011 Tax Sharing Agreement"). For the periods beginning on or after December 22, 2011, MacAndrews will file consolidated federal income tax returns on the Company's behalf, as well as on the behalf of certain other subsidiaries of MacAndrews. The terms of the 2011 Tax Sharing Agreement are consistent with the terms of the 2005 Tax Sharing Agreement. During 2011, 2010, and 2009 the Company made payments totaling $70.3 million, $83.5 million and $79.4 million, respectively to M & F Worldwide pursuant to the terms of the tax sharing agreements.
To the extent that we have losses for tax purposes, the 2005 Tax Sharing Agreement and the 2011 Tax Sharing Agreement permit us to carry those losses back to periods beginning on or after December 15, 2005 and forward for so long as we are included in the affiliated group of which our parent is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments we otherwise would be required to make to M & F Worldwide, under the 2005 Tax Sharing Agreement, or MacAndrews, under the 2011 Tax Sharing Agreement, in years in which it has current income for tax purposes. If the loss is carried back to the previous period, M & F Worldwide , under the 2005 Tax Sharing Agreement, and MacAndrews, under the 2011 Tax Sharing Agreement, shall pay us an amount equal to the decrease of the taxes we would have benefited as a result of the carry back.
Allocations
As a wholly owned subsidiary of M & F Worldwide, we receive certain financial, administrative and risk management oversight from M & F Worldwide. These fees are allocations of shared service costs from our parent and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company recorded $2.7 million annually during the years ended December 31, 2011, 2010, and 2009 related to such fees.
Director Independence
Because we are not listed on any exchange, we are not subject to any listing standards for director independence. Under the listing standards of either the New York Stock Exchange or NASDAQ, however, none of our directors are independent because each of our directors is either one of our officers or an officer of M & F Worldwide.
Item 14.  Principal Accounting Fees and Services
The M & F Worldwide Audit Committee selected Ernst & Young LLP as the independent auditors for its subsidiaries, including Harland Clarke Holdings, for the years ended December 31, 2011, 2010, and 2009.
Audit Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for professional services rendered for the audits of our financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $2.2 million, $2.2 million and $2.3 million for 2011, 2010, and 2009, respectively. Audit services include fees associated with the annual audit and reviews of our quarterly reports on Form 10-Q.
Audit-Related Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for audit-related services rendered in 2011, 2010, and 2009 were $0.9 million, $1.0 million and $0.3 million, respectively. Audit-related services include SAS 70 and SSAE 16 reports on internal controls, due diligence, accounting consultations and acquisition-related consulting services.
Tax Fees.  The aggregate fees and expenses that Ernst & Young LLP billed us for assistance with property taxes and services performed for acquisition-related income tax matters were $0.0 million, $0.2 million and $0.1 million during 2011, 2010, and 2009, respectively.
All Other Fees.  No such fees were incurred by us in 2011, 2010, and 2009.
The Audit Committee of M & F Worldwide considered whether any audit-related and non-audit service that Ernst & Young LLP provided were compatible with maintaining the auditor's independence from management and Harland Clarke Holdings. Generally, the plan of audit services to be provided and an estimate of the cost for such audit service is approved in advance. Approval in advance for each calendar year of a plan of the expected services and a related budget, submitted by management, for audit-related services, tax services and other services that Harland Clarke Holdings expects the auditors to render during the year has also generally occurred. Any expenditure in excess of the approval limits for approved services, and any engagement of the auditors to render services in addition to those previously approved, requires advance approval by M & F Worldwide. M & F Worldwide's Audit Committee approved the audit plan, all of the fees disclosed above and the non-audit services that Harland Clarke Holdings expects Ernst & Young LLP to provide in 2011.

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
2.1
Stock Purchase Agreement by and between M & F Worldwide Corp. and Honeywell International Inc., dated October 31, 2005 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.'s Current Report on Form 8-K dated October 31, 2005).

2.2
Membership Interest Purchase Agreement by and among M & F Worldwide Corp., NCS Pearson Inc. and Pearson Inc., dated as of February 13, 2008 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.'s Current Report on Form 8-K, dated February 14, 2008).

2.3
Agreement and Plan of Merger by and among John H. Harland Company, M & F Worldwide Corp. and H Acquisition Corp., dated as of December 19, 2006 (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.'s Current Report on Form 8-K, dated December 20, 2006).

2.4
Securities Purchase Agreement, dated as of December 15, 2010, by and between Scantron Corporation and KUE Digital International LLC (incorporated by reference to Exhibit 2.1 of M & F Worldwide Corp.'s Current Report on Form 8-K, dated December 16, 2010).

2.5*	Stock Purchase Agreement, dated as of March 19, 2012, by and among Harland Clarke Holdings Corp., FLX Holdings LLC and Faneuil Holdco LLC.
3.1
Certificate of Incorporation of Harland Clarke Holdings Corp., as amended (incorporated by reference to Exhibit 3.1(i) of Harland Clarke Holdings Corp.'s Registration Statement on Form S-4, Commission File No. 333-133253).

3.2	By-laws of Harland Clarke Holdings Corp. (incorporated by reference to Exhibit 3.1(ii) of Harland Clarke Holdings Corp.'s Registration Statement on Form S-4, Commission File No. 333-133253).
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

10.1
Tax Sharing Agreement, dated as of December 15, 2005, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp. and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.15 of M & F Worldwide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.2+	M & F Worldwide Corp. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to M & F Worldwide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10.3+
Amendment No. 1 to the M & F Worldwide Corp. 2008 Long Term Incentive Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.'s Current Report on Form 8-K filed on January 7, 2009).

10.4+
M & F Worldwide Corp. 2008 Long Term Incentive Plan - Award Agreement for Participating Executives (incorporated by reference to Exhibit 10.16 to M & F Worldwide Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.5+
Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.1 to Harland Clarke Holdings Corp.'s Current Report on Form 8-K filed on February 15, 2008).

10.6+
Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.2 to M & F Worldwide Corp.'s Current Report on Form 8-K filed on January 7, 2009).

10.7+
Employment Agreement dated February 13, 2008 between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.2 to Harland Clarke Holdings Corp.'s Current Report on Form 8-K filed on February 15, 2008).

10.8+
Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.3 to Harland Clarke Holdings Corp.'s Current Report on Form 8-K filed on January 7, 2009).

10.9+
Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton (incorporated by reference to Exhibit 10.14 to Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit Number	Description
10.10+
Employment Agreement, dated as of May 5, 2008, between Harland Clarke Holdings Corp., Harland Financial Solutions and Raju M. Shivdasani (incorporated by reference to Exhibit 10.15 to Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.11
Second Amended and Restated Management Services Agreement, dated as of June 30, 2007, by and between MacAndrews & Forbes Inc. and M & F Worldwide Corp. (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.'s Current Report on Form 8-K dated June 25, 2007).

10.12+
Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton (incorporated by reference to Exhibit 10.18 to Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.13+
Amendment, dated as of December 31, 2008, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and Raju Shivdasani (incorporated by reference to Exhibit 10.19 to Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14+
Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Charles T. Dawson (incorporated by reference to Exhibit 10.21 to Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.15+
Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 7, 2008, between Harland Clarke Holdings Corp. and Daniel Singleton (incorporated by reference to Exhibit 10.22 to Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.16+
Amendment, dated as of February 2, 2010, to the Employment Agreement, dated as of February 13, 2008, between Harland Clarke Holdings Corp. and Peter A. Fera, Jr. (incorporated by reference to Exhibit 10.23 to Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.17+
Amendment, dated as of February 22, 2010, to the Employment Agreement, dated as of May 5, 2008, among Harland Clarke Holdings Corp., Harland Financial Solutions and Raju Shivdasani (incorporated by reference to Exhibit 10.24 to Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.18+
Employment Agreement, dated as of January 1, 2011, by and among M & F Worldwide Corp., Harland Clarke Holdings Corp. and Charles Dawson (incorporated by reference to Exhibit 10.1 to M & F Worldwide Corp.'s Current Report on Form 8-K filed on January 6, 2011).

10.19+
Employment Agreement, dated as of January 1, 2011, between Harland Clarke Holdings Corp. and Peter Fera (incorporated by reference to Exhibit 10.2 to Harland Clarke Holdings Corp.'s Current Report on Form 8-K filed on January 6, 2011).

10.20+
Employment Agreement, dated as of January 1, 2011, between Harland Clarke Holdings Corp. and Daniel Singleton (incorporated by reference to Exhibit 10.3 to Harland Clarke Holdings Corp.'s Current Report on Form 8-K filed on January 6, 2011).

10.21+
Employment Agreement, dated as of January 1, 2011, by and among Harland Clarke Holdings Corp., Harland Financial Solutions, Inc. and Raju Shivdasani (incorporated by reference to Exhibit 10.4 to Harland Clarke Holdings Corp.'s Current Report on Form 8-K filed on January 6, 2011).

10.22+*	Employment Agreement, dated as of January 20, 2011, and effective as of February 14, 2011, by and among Harland Clarke Holdings Corp., Scantron Corporation and John A. Lawler.
10.23*
Amended and Restated Tax Sharing Agreement, dated as of December 21, 2011, by and among MacAndrews & Forbes Holdings Inc., M & F Worldwide Corp., Harland Clarke Holdings Corp. and PCT International Holdings Inc.

21.1*	Subsidiaries of Harland Clarke Holdings Corp.
31.1*	Certification of Charles T. Dawson, Chief Executive Officer, dated March 21, 2012.
31.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated March 21, 2012.
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema.(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)

____________

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(1)
Furnished, not filed. Furnished with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor), (ii) the Consolidated Statements of Operations for the periods from December 22 to December 31, 2011 (Successor), January 1 to December 21, 2011 (Predecessor) and fiscal years ended December 31, 2010 and 2009 (Predecessor), (iii) Statement of Shareholder's Equity for the periods from December 22 to December 31, 2011 (Successor), January 1 to December 21, 2011 (Predecessor) and fiscal years ended December 31, 2010 and 2009 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the periods from December 22 to December 31, 2011 (Successor), January 1 to December 21, 2011 (Predecessor) and fiscal years ended December 31, 2010 and 2009 (Predecessor), and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Dated:	March 21, 2012	By:	/s/ Charles T. Dawson
Charles T. Dawson President, Chief Executive Officer and Director (Principal Executive Officer)

Dated:	March 21, 2012	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	March 21, 2012	By:	/s/ J. Michael Riley
J. Michael Riley Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Dawson	President, Chief Executive Officer and Director	March 21, 2012
Charles T. Dawson

/s/ Paul G. Savas	Director	March 21, 2012
Paul G. Savas

/s/ Barry F. Schwartz	Director	March 21, 2012
Barry F. Schwartz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Harland Clarke Holdings Corp. and Subsidiaries are included in Item 8:

Pages
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor)	F-3
Consolidated Statements of Operations for the periods from December 22 to December 31, 2011 (Successor), January 1 to December 21, 2011 (Predecessor) and fiscal years ended December 31, 2010 and December 31, 2009 (Predecessor)
F-4
Consolidated Statements of Stockholder's Equity for the periods from December 22 to December 31, 2011 (Successor), January 1 to December 21, 2011 (Predecessor) and fiscal years ended December 31, 2010 and December 31, 2009 (Predecessor)
F-5
Consolidated Statements of Cash Flows for the periods from December 22 to December 31, 2011 (Successor), January 1 to December 21, 2011 (Predecessor) and fiscal years ended December 31, 2010 and December 31, 2009 (Predecessor)
F-6
Notes to Consolidated Financial Statements	F-7
Schedule II - Valuation and Qualifying Accounts and Reserves	F-39

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Harland Clarke Holdings Corp.

We have audited the accompanying consolidated balance sheets of Harland Clarke Holdings Corp. and subsidiaries as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from December 22 to December 31, 2011 (Successor), the period from January 1 to December 21, 2011 (Predecessor) and each of the years in the two-year period ended December 31, 2010 (Predecessor). Our audits also included the financial statement schedule II listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Harland Clarke Holdings Corp. and subsidiaries' internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Harland Clarke Holdings Corp. and subsidiaries' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harland Clarke Holdings Corp. and subsidiaries at December 31, 2011 (Successor) and 2010 (Predecessor) and the consolidated results of their operations and their cash flows for the period from December 22 to December 31, 2011 (Successor), the period from January 1 to December 21, 2011 (Predecessor), and each of the years in the two-year period ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

San Antonio, Texas
March 21, 2012

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

The acquisition method of accounting was used to revalue assets and liabilities assumed as a result of the MacAndrews Acquisition on December 21, 2011. Accordingly, the accompanying financial statements of the Successor and Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows on a different basis of accounting for the periods before and after the MacAndrews Acquisition. See Notes 1 and 3.

	Successor	Predecessor
	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$96.5	$211.5
Marketable securities	56.6	—
Accounts receivable (net of allowances of $1.8 and $2.8)	109.9	124.7
Inventories	43.2	31.6
Income taxes receivable	15.5	9.3
Deferred tax assets	24.5	19.9
Prepaid expenses and other current assets	44.9	56.0
Total current assets	391.1	453.0
Property, plant and equipment, net	205.3	143.4
Goodwill	824.8	1,526.8
Other intangible assets, net	1,657.6	1,097.4
Contract acquisition payments, net	—	27.2
Notes receivable - related party	30.0	4.0
Other assets	27.1	84.3
Total assets	$3,135.9	$3,336.1
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$37.7	$36.0
Deferred revenues	88.4	128.9
Current maturities of long-term debt	19.1	19.4
Accrued liabilities:
Salaries, wages and employee benefits	52.6	73.1
Income and other taxes payable	12.8	13.4
Customer incentives	55.7	29.0
Payable to parent	—	0.7
Other current liabilities	32.9	27.5
Total current liabilities	299.2	328.0
Long-term debt	1,766.3	2,200.3
Deferred tax liabilities	727.8	389.5
Deferred revenues	20.4	12.7
Other liabilities	106.0	66.8
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	222.3	157.0
(Accumulated deficit) retained earnings	(6.0)	181.0
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	—	(0.1)
Unrecognized amounts included in postretirement obligations	(0.1)	4.0
Derivative fair-value adjustments	(0.1)	(10.9)
Unrealized gains on investments, net	0.1	7.8
Total accumulated other comprehensive (loss) income, net of taxes	(0.1)	0.8
Total stockholder's equity	216.2	338.8
Total liabilities and stockholder's equity	$3,135.9	$3,336.1

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)

The acquisition method of accounting was used to revalue assets and liabilities assumed as a result of the MacAndrews Acquisition on December 21, 2011. Accordingly, the accompanying financial statements of the Successor and Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows on a different basis of accounting for the periods before and after the MacAndrews Acquisition. See Notes 1 and 3.

	Successor	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Years ended December 31,
			2010	2009
Product revenues, net	$27.4	$1,273.2	$1,344.8	$1,413.0
Service revenues, net	7.6	312.8	326.4	299.3
Total net revenues	35.0	1,586.0	1,671.2	1,712.3
Cost of products sold	22.1	772.0	787.3	845.6
Cost of services provided	5.2	159.2	171.2	152.1
Total cost of revenues	27.3	931.2	958.5	997.7
Gross profit	7.7	654.8	712.7	714.6
Selling, general and administrative expenses	10.9	393.3	389.7	387.4
Revaluation of contingent consideration	—	(24.3)	0.3	—
Asset impairment charges	—	111.6	3.7	44.4
Restructuring costs	—	12.6	22.3	32.5
Operating (loss) income	(3.2)	161.6	296.7	250.3
Interest income	—	0.4	0.7	1.0
Interest expense	(6.5)	(104.8)	(115.5)	(136.9)
(Loss) gain on early extinguishment of debt	(0.1)	—	—	65.0
Other income, net	—	13.2	0.1	0.1
(Loss) income before income taxes	(9.8)	70.4	182.0	179.5
(Benefit) provision for income taxes	(3.8)	41.2	67.8	67.4
Net (loss) income	$(6.0)	$29.2	$114.2	$112.1

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Stockholder's Equity
(in millions, except share data)

The acquisition method of accounting was used to revalue assets and liabilities assumed as a result of the MacAndrews Acquisition on December 21, 2011. Accordingly, the accompanying financial statements of the Successor and Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows on a different basis of accounting for the periods before and after the MacAndrews Acquisition. See Notes 1 and 3.

	Shares of Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
Predecessor
Balance, December 31, 2008	100	$157.0	$27.2	$(17.9)	$166.3
Net income			112.1		112.1
Foreign currency translation adjustments, net of taxes of $0.0				0.7	0.7
Derivative fair-value adjustment, net of taxes of $5.2				8.2	8.2
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.7				(0.9)	(0.9)
Unrealized gains on investments, net of taxes of $0.6				0.9	0.9
Total comprehensive income					121.0
Dividend paid to parent			(41.3)		(41.3)
Balance, December 31, 2009	100	$157.0	$98.0	$(9.0)	$246.0
Net income			114.2		114.2
Foreign currency translation adjustments, net of taxes of $0.0				(0.4)	(0.4)
Derivative fair-value adjustment, net of taxes of $1.3				(2.3)	(2.3)
Change in unrecognized amounts included in postretirement obligations, net of taxes of $3.6				5.6	5.6
Unrealized gains on investments, net of taxes of $4.4				6.9	6.9
Total comprehensive income					124.0
Dividend paid to parent			(31.2)		(31.2)
Balance, December 31, 2010	100	$157.0	$181.0	$0.8	$338.8
Net income			29.2		29.2
Foreign currency translation adjustments, net of taxes of $0.0				(0.9)	(0.9)
Derivative fair-value adjustment, net of taxes of $2.7				4.4	4.4
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.6				(1.1)	(1.1)
Unrealized gains on investments, net of taxes of $0.1				0.3	0.3
Reclassification of gains on investments included in net income, net of taxes of $5.1				(8.1)	(8.1)
Total comprehensive income					23.8
Dividends declared to parent			(61.3)		(61.3)
Balance as of December 21, 2011	100	$157.0	$148.9	$(4.6)	$301.3
Successor
Change in ownership		(157.0)	(148.9)	4.6	(301.3)
Allocation of equity consideration from MacAndrews Acquisition		222.3			222.3
Net loss			(6.0)		(6.0)
Derivative fair-value adjustment, net of taxes of $0.0				(0.1)	(0.1)
Change in unrecognized amounts included in postretirement obligations, net of taxes of $0.1				(0.1)	(0.1)
Unrealized gains on investments, net of taxes of $0.0				0.1	0.1
Total comprehensive loss					(6.1)
Balance at December 31, 2011	100	$222.3	$(6.0)	$(0.1)	$216.2
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

The acquisition method of accounting was used to revalue assets and liabilities assumed as a result of the MacAndrews Acquisition on December 21, 2011. Accordingly, the accompanying financial statements of the Successor and Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows on a different basis of accounting for the periods before and after the MacAndrews Acquisition. See Notes 1 and 3.

	Successor	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Years ended December 31,
			2010	2009
Operating activities
Net (loss) income	$(6.0)	$29.2	$114.2	$112.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1.8	40.9	48.9	57.9
Amortization of intangible assets	4.1	117.5	109.0	104.2
Amortization of debt fair value adjustments and deferred financing fees	4.1	6.7	7.0	7.3
Revaluation of contingent consideration	—	(24.3)	0.3	—
Loss (gain) on early extinguishment of debt	0.1	—	—	(65.0)
Gain on sale of marketable securities	—	(13.2)	(0.1)	(0.1)
Deferred income taxes	(6.2)	(35.5)	(31.9)	(23.2)
Asset impairments	—	111.6	3.7	44.4
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	0.3	15.0	(1.1)	11.8
Inventories	3.7	2.3	0.9	6.0
Prepaid expenses and other assets	(1.1)	(12.0)	(17.0)	(19.3)
Contract acquisition payments, net	—	(8.9)	1.4	11.2
Accounts payable and accrued liabilities	5.7	(13.8)	18.4	(54.4)
Deferred revenues	12.0	11.8	13.0	11.1
Income and other taxes	2.3	(7.4)	0.6	(3.5)
Payable to parent	(0.8)	0.1	0.7	(0.7)
Other, net	—	—	5.0	5.5
Net cash provided by operating activities	20.0	220.0	273.0	205.3
Investing activities
Purchase of businesses, net of cash acquired	—	(134.9)	(61.2)	(11.4)
Additional purchase price consideration for previous acquisition	—	(0.2)	—	—
Purchase of marketable securities	(56.5)	—	—	(24.6)
Funding of related party note receivable	(30.0)	—	—	—
Repayments of related party notes receivable	—	4.0	3.0	5.2
Proceeds from sale of property, plant and equipment	—	0.2	2.5	0.7
Proceeds from sale of marketable securities	—	13.4	24.7	—
Capital expenditures	—	(58.6)	(38.6)	(42.2)
Capitalized interest	—	(0.3)	(0.1)	(0.3)
Other, net	(1.5)	(5.9)	(4.2)	(4.2)
Net cash used in investing activities	(88.0)	(182.3)	(73.9)	(76.8)
Financing activities
Dividends to parent	(12.6)	(48.7)	(31.2)	(41.3)
Redemption of notes	(1.7)	—	—	(67.6)
Payments of contingent consideration arrangements	—	(0.3)	(0.7)	—
Payments for hedge financing activities	(1.9)	—	—	—
Repayments of credit agreements and other borrowings	(4.5)	(15.0)	(19.6)	(20.3)
Net cash used in financing activities	(20.7)	(64.0)	(51.5)	(129.2)
Net (decrease) increase in cash and cash equivalents	(88.7)	(26.3)	147.6	(0.7)
Cash and cash equivalents at beginning of period	185.2	211.5	63.9	64.6
Cash and cash equivalents at end of period	$96.5	$185.2	$211.5	$63.9

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$5.4	$94.4	$108.0	$138.0
Income taxes, net of refunds	—	84.1	97.7	95.5
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)

1.  Description of the Business and Basis of Presentation
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. The Company is an indirect, wholly owned subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). MacAndrews is wholly owned by Ronald O. Perelman. On September 12, 2011, M & F Worldwide agreed, subject to various closing conditions, to merge with an indirect wholly owned subsidiary of MacAndrews, and, following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of all other closing conditions, that merger was effected on December 21, 2011 (hereafter referred to as the "MacAndrews Acquisition").
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes (see Note 3), including, but not limited to, increased depreciation and amortization, as well as increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition. Accordingly, the accompanying financial statements for the Predecessor and Successor periods are not comparable in all material respects and the Company is required to present separately its operating results for periods before and after the MacAndrews Acquisition. The periods prior to the MacAndrews Acquisition (the period January 1 to December 21, 2011 and the years ended December 31, 2010 and 2009) are presented in the accompanying consolidated financial statements as "Predecessor." The period subsequent to the MacAndrews Acquisition (December 22 to December 31, 2011) is presented in the accompanying consolidated financial statements as "Successor."
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
The Scantron segment provides data management and decision support solutions and related services to educational, commercial, healthcare and governmental entities worldwide. Scantron products and services provide solutions for testing and assessment, instruction and performance management, business operational data collection, patient information collection and tracking, and managed technical services. Scantron's solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment, forms, and related field maintenance services.
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition.
The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company and has no significant assets at December 31, 2011 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
Revenue Recognition
The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. As a result of the accounting required in connection with the MacAndrews Acquisition, deferred revenues at December 31, 2011 represent the fair value of the cost to complete contractual obligations for which funds have already been received. Deferred revenues at December 31, 2010 represent amounts billed to the customer in excess of amounts earned.
Revenues for direct response marketing services are recognized from the Company's fixed price direct mail and marketing contracts based on the proportional performance method for specific projects.
For multiple-element software arrangements entered into prior to January 1, 2011, total revenue is allocated to each element based on the relative fair value method or the residual method when applicable. Under the relative fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through vendor-specific objective evidence ("VSOE") (the price of a bundled element when sold separately). Under the residual method, the fair value of the undelivered software maintenance, training and other service elements, as determined based on VSOE, is deferred and the remaining (residual) arrangement is recognized as revenue at the time of delivery. Maintenance fees are deferred and recognized ratably over the maintenance period, which is usually twelve months. Training and other services revenue is recognized as the services are performed. In the event the Company determines that VSOE is not achieved for any of the elements of a software arrangement, the entire arrangement is bundled as a single unit and revenue is recognized ratably over the initial term of the arrangement commencing upon delivery of the software or the completion of implementation services if such services are essential to the functionality of the software.
New accounting guidance for multiple-deliverable arrangements that was adopted by the Company on January 1, 2011 requires entities to allocate revenue in an arrangement within the scope of the guidance using estimated selling prices based on a selling price hierarchy. The new guidance also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. Application of this new guidance did not have a material effect on the Company's financial statements.
Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis. Revenue from licensing of software under limited term license agreements is recognized ratably over the term of the agreement.
For software that is installed and integrated by the Company or customer, license revenue is recognized upon shipment if functionality has already been proven and there are no significant customization services. For software that is installed, integrated and customized by the Company, revenue is recognized either on a percentage-of-completion or completed contract basis. Percentage-of-completion recognizes both license and services revenue as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. Completed contract basis is used either when reliable estimates of effort are not available, or if VSOE does not exist for one or more elements, or if there are substantive customer acceptance provisions. Under this methodology all revenue is deferred until all services are complete, or the acceptance conditions have been met.
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
Service revenues are comprised of revenues derived from software maintenance agreements, software implementation services, software as a service, field maintenance services, direct marketing services, certain contract center services, core processing service bureau deliverables, consulting services, training services, survey services and other services.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Customer Incentives
The Company's Harland Clarke segment has contracts with certain clients that provide both fixed and volume-based rebates. These rebates are recorded as a reduction of revenues to which they apply and as accrued liabilities.
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
Investments
The Company has investments which consist of corporate equity securities and United States treasury securities which are classified as available-for-sale securities and are stated at fair value with unrealized gains and losses on such investments reflected net of tax, as other comprehensive income (loss). Realized gains and losses on investments are included in other income, net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. The United States treasury securities are classified as current and included in marketable securities in the accompanying consolidated balance sheets. The corporate equity securities are classified as noncurrent and are included in other assets in the accompanying consolidated balance sheets. See Note 14.
If the market value of an investment declines below its cost, the Company evaluates whether the decline is temporary or other than temporary. The Company considers several factors in determining whether a decline is temporary including the length of time market value has been below cost, the magnitude of the decline, financial prospects of the issuer or business and the Company's intention to hold the security. If a decline in market value of an investment is determined to be other than temporary, a charge to earnings is recorded for the loss and a new cost basis in the investment is established.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable losses in its existing accounts receivable based on historical losses and current economic conditions. Account balances are charged against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.
Inventories
The Company states inventories at the lower of cost or market value. The Company determines cost by average costing or the first-in, first-out method.
Contract Acquisition Payments
Certain contracts with customers of the Company's Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract. As part of the accounting required in connection with the MacAndrews Acquisition (see Note 3), unamortized balances were recorded at $0.0 in December 2011 in accordance with applicable accounting guidance. These payments are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to these contract terminations of $0.0 and $7.5 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $5.8 and $0.8 for fiscal years 2010 and 2009, respectively.
Advertising
Advertising costs, which are recorded predominately in selling, general and administrative expenses, consist mainly of marketing new and existing products, re-branding existing products and launching new initiatives throughout the Company.
Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

for products offered by a division of the Company's Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams.
At December 31, 2011 and 2010, the Company had prepaid advertising costs of $0.1 and $4.5, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company's advertising expense was $0.4 and $21.4 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $19.6 and $22.0 for fiscal years 2010 and 2009, respectively.
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
The useful lives for computing depreciation are as follows:

Machinery and equipment	3 - 15 years
Computer software and hardware	3 - 5 years
Leasehold improvements	1 - 20 years
Buildings and improvements	20 - 30 years
Furniture, fixtures and transportation equipment	5 - 8 years
Software and Other Development Costs
The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $0.1 and $29.2 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $21.9 and $15.4 for fiscal years 2010 and 2009, respectively, and were primarily costs incurred related to the development of software.
Software development costs incurred for sold, leased, or otherwise marketed software prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after establishing the technological feasibility of the subject software product and before its availability for sale are capitalized and are included in other intangible assets, net on the accompanying consolidated balance sheets. Capitalized software development costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis over three years with related amortization expense in cost of products sold on the accompanying consolidated statements of operations. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.
The Company capitalizes costs to develop or obtain computer software for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when significant, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and ready for its intended use and is included in property, plant and equipment, net on the accompanying consolidated balance sheets.
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
The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the Company's reporting units. In 2010, the Company reduced the number of reporting units from four to three as a result of the integration of two former reporting units into a single reporting unit. The Company's reporting units are now the same as its reportable segments.
The Company utilizes both the income and market approaches to estimate the fair value of the reporting units. The income approach involves discounting future estimated cash flows. The discount rate used is the value-weighted average of the reporting unit's estimated cost of equity and debt ("cost of capital") derived using, both known and estimated, customary market metrics. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies; evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies; and applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company weights the results of the income and market approaches equally, except where guideline companies are not similar enough to provide a reasonable value using the market approach. When that occurs, the market approach is weighted less than the income approach.
If the estimated fair value of a reporting unit is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of the Company's "implied fair value" requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to the corresponding carrying value.
The Company's step one annual impairment test for 2011 indicated goodwill impairment for the Scantron reporting unit as the estimated fair value for the Scantron reporting unit was less than its carrying value. The Company performed the second step of the test to determine the "implied fair value" of goodwill for the Scantron reporting unit, resulting in a non-cash impairment charge of $102.2 (see Note 7). No goodwill impairment was indicated for the Company's other two reporting units as a result of the 2011 test. The results of the Company's annual test for 2010 indicated no goodwill impairment as the estimated fair values for each reporting unit were greater than the carrying values.
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
The Company's annual impairment test for its indefinite-lived tradename for 2011 determined the estimated fair value of the indefinite-lived tradename for the Scantron reporting unit was less than its carrying value. As a result, the useful life was reassessed and determined to no longer be indefinite. A non-cash impairment charge of $4.2 was recorded based on the estimated fair value of the tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to an estimated economic life of 15 years (see Note 7).
The annual impairment evaluations for goodwill and the indefinite-lived intangible asset involve significant estimates made by management. The discounted cash flow analyses require various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on the Company's budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Changes in estimates could have a material effect on the carrying amount of goodwill and indefinite-lived intangible assets in future periods.
Intangible assets that are deemed to have a finite life are amortized over their estimated useful life generally using accelerated methods that are based on expected cash flows. They are also evaluated for impairment as discussed below in "Long-Lived Assets."
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
As part of the process of preparing its consolidated financial statements, the Company is required to calculate the amount of income tax in each jurisdiction in which it operates. On a regular basis, the amount of taxable income is reviewed by various federal, state and foreign taxing authorities. As such, the Company routinely provides reserves for unrecognized tax benefits for items that it believes could be challenged by these taxing authorities.
The Company records any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, which may include, but is not limited to, sales, use, value added, and excise taxes, on a net basis in the accompanying consolidated statements of operations.
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
Translation of Foreign Currencies
The functional currency for each of the Company's foreign subsidiaries is its local currency. The Company translates all assets and liabilities denominated in foreign functional currencies into United States dollars at rates of exchange in effect at the balance sheet date and statement of operations items at the average rates of exchange prevailing during the period. The Company records translation gains and losses as a component of accumulated other comprehensive income (loss) in the stockholder's equity section of the Company's balance sheets. Gains and losses resulting from transactions in other than functional currencies are reflected in operating results, except for transactions of a long-term nature. The Company considers undistributed earnings of certain foreign subsidiaries to be permanently invested. As a result, no income taxes have been provided on these undistributed earnings or on the foreign currency translation adjustments recorded as a part of other comprehensive income (loss).
Self-Insurance
The Company is self-insured for certain workers' compensation and group medical costs. Provisions for losses expected under these programs are recorded based on the Company's estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2011 and 2010, the combined liabilities for self-insured workers' compensation and group medical were $7.7 and $9.4, respectively.
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
On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. If an existing derivative were to become not highly effective as a hedge, the Company would discontinue hedge accounting prospectively.
Deferred Financing Fees
Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $0.0 and $25.2 as of December 31, 2011 and 2010, respectively. As part of the accounting required in connection with the MacAndrews Acquisition (see Note 3), unamortized balances were recorded at $0.0 in December 2011 in accordance with applicable accounting guidance.
Restructuring Charges
The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. The costs primarily consist of employee termination benefits which are accrued when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. In addition to employee termination benefits, other restructuring costs include, but are not limited to, equipment moves, training and travel, which are expensed as incurred. Additional restructuring charges related to the Company's existing operations will be incurred as the Company completes its restructuring plans.
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
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform with the presentation in the consolidated balance sheet for 2011 and the consolidated statement of operations for 2011. These reclassifications had no effect on previously reported net income.
Specifically, the net change in the fair value of contingent consideration arrangements is now presented as a separate line item in the consolidated statements of operations. Previously, such amounts had been classified in cost of services provided and selling, general and administrative expenses. In addition, non-current deferred revenues and notes receivable - related party are now presented as separate line items in the consolidated balance sheets. Previously, non-current deferred revenues were included in other liabilities and notes receivable - related party were included in other assets. These reclassifications are also now included in the consolidated statements of cash flows.
Recently Adopted Accounting Guidance
Effective January 1, 2011, the Company adopted new guidance for multiple-deliverable revenue arrangements and certain arrangements that include software elements. The guidance for multiple-deliverable revenue arrangements requires entities to allocate revenue in new arrangements within the scope of the guidance using estimated selling prices based on a selling price hierarchy. It also eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. Application of the new guidance did not have a material effect on the Company's financial statements.
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
3. Acquisitions
MacAndrews Acquisition of M & F Worldwide
On September 12, 2011, M & F Worldwide, the indirect parent of the Company, agreed, subject to various closing conditions, to merge with an indirect, wholly owned subsidiary of MacAndrews, and, following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of all other closing conditions, that merger was effected on December 21, 2011. M & F Worldwide has allocated its new equity basis to its subsidiaries and $222.3 has been allocated to and pushed down to the Company. The transaction was accounted for as a business combination. As discussed in Note 1, the period after the MacAndrews Acquisition has been bifurcated in these financial statements and indicated by the heading "Successor."
The following table summarizes the estimated fair values of the Company's assets and liabilities assumed at the date of the MacAndrews Acquisition:

Cash		$185.2
Accounts receivable		110.1
Property, plant and equipment		207.1
Goodwill		824.8
Other intangible assets:
Customer relationships	$1,519.0
Tradenames	101.4
Technology	39.8
Total other intangible assets		1,660.2
Other assets		148.9
Total assets acquired		3,136.3
Deferred revenues		96.8
Long-term debt		1,787.4
Deferred tax liabilities		723.0
Other liabilities		306.8
Net assets acquired		$222.3
The above purchase price allocation is preliminary due to the recent acquisition date and the continuing review of assets and liabilities assumed. Goodwill in the amount of approximately $178.7 and intangible assets in the amount of approximately

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

$142.7 are deductible for tax purposes. The goodwill arises because the total consideration for the acquisition allocated to the Company, which reflects its future earnings and cash flow potential, exceeds the fair value of net assets acquired. The goodwill resulting from the acquisition was assigned to the Company's segments as follows: $459.5 to Harland Clarke, $301.9 to Harland Financial Solutions and $63.4 to Scantron. Acquisition-related fees and expenses for the Company were not material.
As part of the application of fair value accounting for business combinations, inventory was increased by $17.5. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $3.6 was expensed during the period from December 22 to December 31, 2011).
Also as part of the application of fair value accounting for business combinations, long-term debt and deferred revenues were decreased by $417.8 and $68.1, respectively. These non-cash fair value adjustments result in higher interest expense and lower revenues being recognized over the related earnings period, both of which are non-cash adjustments (of which $4.1 was reflected as increased interest expense and $3.9 was reflected as reduced revenues during the period from December 22 to December 31, 2011).
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the earliest year presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if this transaction had taken place at the beginning of the earliest year presented, nor does it purport to represent results of operations for future periods.

	Unaudited Pro Forma
	Years ended December 31,
	2011	2010
Net revenues	$1,594.2	$1,641.3
Operating income	151.1	225.3
Net (loss)	(65.8)	(16.5)
Depreciation and amortization (excluding amortization of deferred financing fees)	156.4	194.6
In the pro forma information above, the results prior to the acquisition were adjusted to include the pro forma effect of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the acquisition accounting allocations; the adjustment of interest expense reflecting the amortization of fair value adjustments of Harland Clarke Holdings' outstanding long-term debt; the non-recurring fair value adjustments to contract acquisition payments and commitments, deferred revenues, inventory and other deferred expenses; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%.
Acquisition of GlobalScholar
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5, as described below, which resulted in total estimate consideration of $153.4 as of the acquisition date. Contingent consideration would be payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011, which targets were not met as discussed below. The transaction was accounted for as a business combination and GlobalScholar's results of operations have been included in the Company's operations since the date of its acquisition.
The allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. During 2011, the Company recorded additional deferred tax assets of $2.9 in accordance with applicable accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for GlobalScholar, which reflects its

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

future earnings and cash flow potential, exceeded the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.6 is deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs through December 21, 2011 for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statements of operations for the period January 1 to December 21, 2011 with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
The contingent consideration arrangement provided for cash payments of up to an aggregate maximum of $20.0, based on the achievement of certain revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement required recurring remeasurement for changes in key assumptions (see Note 13). As of December 31, 2011, the contingent consideration liability was $0.0 and no amount will be paid in 2012 because the revenue targets were not met.
The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenues being recognized over the related earnings period (of which $5.2 was reflected as a reduction of revenues for the period January 1 to December 21, 2011).
The fair value of financial assets acquired was not significant and all receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.
Acquisition of Parsam
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management, and bill presentment and payment. HFS has integrated Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2, as described below, which resulted in total estimated consideration of $34.0 as of the acquisition date. Contingent consideration would be payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012. The transaction was accounted for as a business combination and Parsam's results of operations have been included in the Company's operations since the date of its acquisition.
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $25.0, which may be payable upon the achievement of certain future revenue targets of Parsam measured during calendar years 2011 and 2012. The acquisition-date fair value of the contingent consideration arrangement was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of certain Parsam revenues for the measurement periods. During the first quarter of 2011, the Company identified a $1.6 decrease in the initial estimate of acquisition-date fair value of contingent consideration with a corresponding $1.6 decrease in goodwill. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of December 31, 2011, the contingent consideration liability was $0.6. The decrease in the estimate of contingent consideration fair value was due to a decrease in the projection of certain Parsam revenues for the measurement periods, partially offset by the passage of time which reduced the effect of discounting to present value.
The allocation of purchase price resulted in identified intangible assets of $7.8 and goodwill of $26.2. The goodwill arises because the total consideration for Parsam, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Harland Financial Solutions segment. Of the goodwill recognized, $23.1 is expected to be deductible for income tax purposes. The Company financed the Parsam acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. Acquisition-related fees and expenses were not material.
The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenues being recognized over the related earnings period (of which $1.0 was reflected as a reduction of revenues for the period January 1 to December 21, 2011). The reduction of revenues

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

resulting from this acquisition accounting fair value adjustment was negligible for the period December 7, 2010 to December 31, 2010.
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
The contingent consideration arrangement provides for cash payments of up to an aggregate maximum of $20.0, which may be payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ending June 30, 2011 and 2012. Certain of the contingent consideration payments may be payable under the terms of the acquisition to eligible employees who remain employed by Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees are considered incentive compensation and recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 is considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). As of December 31, 2011, the fair value of the contingent consideration arrangement was $0.0. The reduction in fair value from the acquisition date was the result of a decline in projected revenues during the measurement periods.
The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenues being recognized over the related earnings period (of which $3.6 and $1.8 was reflected as a reduction of revenues for the period January 1 to December 21, 2011 and the year ended December 31, 2010, respectively).
The fair value of financial assets acquired was not significant and all receivables have been collected. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.
Acquisition of Protocol IMS and SubscriberMail
During December 2009, Harland Clarke Corp., a wholly owned subsidiary of the Company, acquired in separate transactions 100% of the equity of SubscriberMail and certain assets and liabilities of Protocol IMS. The acquisition-date aggregate consideration of $13.1 for these transactions includes contingent consideration of $1.8 for SubscriberMail upon the achievement of certain revenue targets in 2010 and 2011, with a maximum aggregate contingent consideration of $2.0 if the targets are met. In 2010, $1.0 of contingent consideration was earned under this contingent consideration arrangement, of which $0.7 was paid in 2010 and the remainder was paid in 2011. As of December 31, 2011, the fair value of the contingent consideration arrangement was $0.0 and no future payments will be made. SubscriberMail is a leading email marketing service provider that offers patented tools to develop and deliver professional email communications. SubscriberMail results of operations have been included in the Company's operations since December 31, 2009, the date of its acquisition. Protocol IMS focuses on direct marketing services with solutions that include business to business strategic services, business to consumer strategic services, database marketing and analytics, outbound business to business teleservices, production and fulfillment.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Protocol IMS results of operations have been included in the Company's operations since December 4, 2009, the date of its acquisition. The allocations of purchase price resulted in identified intangible assets of $4.2 and goodwill of $7.2, which are deductible for tax purposes.
The pro forma effects for the Protocol IMS and SubscriberMail acquisitions on the consolidated results of operations were not material.
4.  Inventories

Inventories consist of the following:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Finished goods	$12.4	$8.8
Work-in-process	17.9	8.7
Raw materials	12.9	14.1
	$43.2	$31.6
5.  Property, Plant and Equipment
Property, plant and equipment consist of the following:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Machinery and equipment	$67.0	$101.4
Computer software and hardware	54.3	153.0
Leasehold improvements	16.8	26.3
Buildings and improvements	29.0	33.3
Furniture, fixtures and transportation equipment	5.9	15.7
Land	8.3	9.1
Construction-in-progress	25.8	15.0
	207.1	353.8
Accumulated depreciation	(1.8)	(210.4)
	$205.3	$143.4
Depreciation expense was $1.8 and $40.9 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $48.9 and $57.9 for fiscal years 2010 and 2009, respectively, and includes the depreciation of the Company's capital leases. Capitalized lease equipment was $3.1 and $11.6 at December 31, 2011 and 2010, respectively, and the related accumulated depreciation was $0.0 and $7.7 at December 31, 2011 and 2010, respectively.
During the 2011 Predecessor period, non-cash impairment charges of $0.5 were recorded for the Harland Clarke segment related to assets that were determined to have limited future use. During 2010, non-cash impairment charges of $2.8 were recorded for the Harland Clarke segment primarily related to the abandonment of a development project and restructuring-related impairments of property, plant and equipment. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of operations. Construction-in-progress mainly consists of investments in Harland Clarke's information technology infrastructure, contact centers, production bindery and delivery systems.
6. Assets Held For Sale
At December 31, 2011, assets held for sale consist of the following Harland Clarke segment facilities:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
During 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company's plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. Non-cash impairment charges of $0.1 and $0.9 were recorded in the Predecessor period in 2011 and in 2010, respectively, to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of operations. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within twelve months. In January 2010, the Company sold its Syracuse facility, which was closed in 2009, for its carrying value of $1.1. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of operations.
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Land	$1.0	$1.5
Buildings and improvements	2.3	1.9
	$3.3	$3.4
7. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Total
Predecessor
Balance at December 31, 2009	$779.4	$425.2	$268.6	$1,473.2
2010 acquisitions	—	27.5	26.6	$54.1
Effect of exchange rate changes	—	(0.5)	—	$(0.5)
Balance at December 31, 2010	779.4	452.2	295.2	$1,526.8
2010 acquisitions	—	(1.4)	(1.4)	(2.8)
2011 acquisition	—		90.2	90.2
Impairment	—	—	(102.2)	(102.2)
Effect of exchange rate changes	—	(0.2)	—	(0.2)
Balance at December 21, 2011	779.4	450.6	281.8	1,511.8
Successor
Change in ownership	(779.4)	(450.6)	(281.8)	(1,511.8)
MacAndrews Acquisition	459.5	301.9	63.4	824.8
Balance at December 31, 2011	$459.5	$301.9	$63.4	$824.8
Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

		Gross Carrying Amount		Accumulated Amortization
		Successor	Predecessor	Successor	Predecessor
	Useful Life (in years)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Amortized intangible assets:
Customer relationships	3 - 20	$1,519.0	$1,242.5	$3.6	$349.5
Trademarks and tradenames	2 - 25	101.4	155.0	0.1	12.3
Software and other	2 - 20	41.3	93.8	0.4	43.1
		1,661.7	1,491.3	4.1	404.9
Indefinite-lived intangible assets:
Tradename		—	11.0	—	—
Total other intangible assets		$1,661.7	$1,502.3	$4.1	$404.9
Amortization expense was $4.1 and $117.5 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $109.0, and $104.2 for fiscal years 2010 and 2009, respectively.
The weighted average amortization period for all amortizable intangible assets recorded in connection with the MacAndrews Acquisition was 18.6 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the MacAndrews Acquisition was as follows: customer relationships - 18.6 years, trademarks and tradenames - 23.5 years and software - 5.9 years.
Estimated aggregate amortization expense for intangible assets through December 31, 2016 is as follows:

Year ended December 31, 2012	$133.8
Year ended December 31, 2013	121.4
Year ended December 31, 2014	113.5
Year ended December 31, 2015	107.0
Year ended December 31, 2016	99.3
As a result of the 2011 step one annual impairment test for goodwill, the Company determined the estimated fair value of the Scantron reporting unit was less than its carrying value primarily due to declines in projected revenues and margins and a higher discount rate. This required the Company to perform the second step of the test and hypothetically allocate the estimated fair value to Scantron's assets and liabilities with the unallocated fair value representing the implied fair value of Scantron's goodwill. As a result of this analysis, a non-cash impairment charge of $102.2 was recorded for the Scantron segment in the fourth quarter of 2011 based on the implied fair value of Scantron's goodwill being less than its carrying value. The Company also performed the 2011 annual impairment test for indefinite-lived tradenames and determined the estimated fair value of the Scantron tradename was less than its carrying value primarily due to declines in projected revenues and margins and a higher discount rate. As a result of this impairment and changes in Scantron's branding strategy, the useful life of the Scantron tradename was reassessed and determined to no longer be indefinite. The Company determined the estimated economic life for the Scantron tradename is 15 years. A non-cash impairment charge of $4.2 was recorded for the Scantron segment in the fourth quarter of 2011 based on the estimated fair value of the Scantron tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to an estimated economic life of 15 years. In addition to the impairment charges resulting from the annual impairment tests, the Company recorded non-cash impairment charges of $4.6 during 2011 for the Scantron segment related to software that was determined to have limited future use. All of these impairment charges were included in asset impairment charges in the accompanying Predecessor consolidated statements of operations. The 2011 impairment charges did not affect consolidated cash flows, current liquidity, capital resources or covenants under existing credit facilities.
As a result of the 2009 annual impairment test for indefinite-lived tradenames, the Company determined the estimated fair value of the Harland Clarke tradename was less than its carrying value due to declines in revenues from check unit volumes that were projected to decline at rates that are higher than recent years and also due to the continuing economic downturn. As a result of this impairment, the useful life of the Harland Clarke tradename was reassessed and determined to no longer be indefinite. Based on an analysis of future cash flows attributable to the Harland Clarke tradename, the Company determined the economic life for the Harland Clarke tradename is 25 years. A non-cash impairment charge of $44.2 ($33.4 for the Harland

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Clarke segment, $10.6 for the Harland Financial Solutions segment and $0.2 for the Scantron segment) was recorded in the fourth quarter of 2009 based on the estimated fair value of the Harland Clarke tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to a life of 25 years. This impairment charge was included in asset impairment charges in the accompanying consolidated statements of operations. The charge did not affect consolidated cash flows, current liquidity, capital resources or covenants under existing credit facilities. The remaining balance of $145.8 for the Harland Clarke tradename was reclassified from indefinite-lived tradenames to amortized tradenames. The Company began to amortize this intangible asset on an undiscounted cash flow basis in the fourth quarter of 2009 resulting in additional amortization expense of $1.3 in 2009, $8.0 in 2010 and $7.5 in 2011.
8.  Income Taxes
Information pertaining to the Company's (loss) income before income taxes and the applicable (benefit) provision for income taxes is as follows:

	Successor	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Years ended December 31,
			2010	2009
(Loss) income before income taxes:
Domestic	$(9.8)	$69.1	$185.6	$184.0
Foreign	—	1.3	(3.6)	(4.5)
Total (loss) income before income taxes	$(9.8)	$70.4	$182.0	$179.5
(Benefit) provision for income taxes:
Current:
Federal	$2.1	$61.2	$83.8	$76.0
State and local	0.3	14.6	15.8	14.5
Foreign	—	0.9	0.1	0.1
	2.4	76.7	99.7	90.6
Deferred:
Federal	(5.6)	(29.8)	(28.7)	(20.8)
State and local	(0.6)	(5.6)	(3.0)	(3.2)
Foreign	—	(0.1)	(0.2)	0.8
	(6.2)	(35.5)	(31.9)	(23.2)
Total (benefit) provision for income taxes	$(3.8)	$41.2	$67.8	$67.4
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Current:
Prepaid expenses	$4.1	$(3.1)
Inventory	(4.4)	—
Deferred revenues	(11.1)	8.1
Net operating loss carryforwards	7.1	0.2
Accrued expenses and other liabilities	30.7	21.8
Net current deferred tax asset before valuation allowance	26.4	27.0
Valuation allowance	(1.9)	(7.1)
Net current deferred tax asset	24.5	19.9
Long-term:
Property, plant and equipment	(29.8)	(5.7)
Intangible assets	(591.4)	(387.1)
Net operating loss carryforwards	11.0	21.1
Deferred gain on debt repurchases	(25.4)	(25.4)
Debt fair value adjustments	(161.0)	—
Deferred financing fees	7.1	—
Accrued rebates	33.8	—
Other	29.8	17.4
Net long-term deferred tax liability before valuation allowance	(725.9)	(379.7)
Valuation allowance	(1.9)	(9.8)
Net long-term deferred tax liability	(727.8)	(389.5)
Net deferred tax liabilities	$(703.3)	$(369.6)
At December 31, 2011, the Company had domestic federal net operating loss ("NOL") carryforwards of $45.9, which expire between 2021 and 2030. The federal NOL carryforwards relate to acquisitions and therefore are subject to annual limitations under Internal Revenue Code Section 382, which generally restricts the amount of a corporation's taxable income that can be offset by a taxpayer's NOL carryforwards in taxable years after a change in ownership has occurred.
The Company had domestic state net operating loss carryforwards totaling $1.2 (tax effected), with $0.6 expiring between 2012 and 2020 and the remainder expiring after 2020. In addition, the Company had foreign net operating loss carryforwards of $16.6 for Ireland, which have no expiration dates.
The Company has established a valuation allowance for certain federal, state and foreign net operating loss and tax credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2011, there was a valuation allowance of $3.8 for such items. The valuation allowance for deferred tax assets decreased by $13.1 during 2011. The decrease in this allowance was primarily due to a decrease in the valuation allowance of approximately $12.5 established in connection with the finalization of the Spectrum K12 acquisition accounting and a release of a valuation allowance of $0.6 related to marketable securities.
The effective tax rate varies from the current statutory federal income tax rate as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

	Successor	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Years ended December 31,
			2010	2009
Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	5.1%	6.0%	4.1%	3.4%
Goodwill impairment	—%	34.0%	—%	—%
Contingent consideration	—%	(11.4)%	—%	—%
Domestic production activities deduction	—%	(4.0)%	(2.1)%	(0.9)%
Uncertain tax positions	—%	(0.3)%	(1.2)%	(2.0)%
Other	(1.3)%	(0.7)%	1.5%	2.0%
	38.8%	58.6%	37.3%	37.5%
The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 (the "2005 Tax Sharing Agreement") whereby M & F Worldwide files consolidated federal income tax returns on the Company's behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide for periods prior to the MacAndrews Acquisition. Under the 2005 Tax Sharing Agreement, the Company made periodic payments to M & F Worldwide. These payments were based on the applicable federal income tax liability that the Company would have had for each taxable period if the Company had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each period that the Company is included in any such group for foreign, state or local tax purposes. Effective upon the closing of the MacAndrews Acquisition, the 2005 Tax Sharing Agreement was amended and restated to incorporate MacAndrews as the common parent (the "2011 Tax Sharing Agreement"). For the periods beginning on or after December 22, 2011, MacAndrews will file consolidated federal income tax returns on the Company's behalf, as well as on behalf of certain other subsidiaries of MacAndrews. The terms of the 2011 Tax Sharing Agreement are consistent with the terms of the 2005 Tax Sharing Agreement. The Company made net payments to M & F Worldwide of $0.0 and $70.3 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $83.5 and $79.4, for fiscal years 2010 and 2009, respectively, under the tax sharing agreements. At the end of 2011 and 2010, the Company had net receivables of $16.0 and $7.0, respectively, relating to the tax sharing agreements.
To the extent that the Company has losses for tax purposes, the 2005 Tax Sharing Agreement and the 2011 Tax Sharing Agreement permit the Company to carry those losses back to periods beginning on or after December 15, 2005, and forward for so long as the Company is included in the affiliated group of which MacAndrews is the common parent (in both cases, subject to federal, state and local rules on limitation and expiration of net operating losses) to reduce the amount of the payments the Company otherwise would be required to make to M & F Worldwide, under the 2005 Tax Sharing Agreement, or MacAndrews, under the 2011 Tax Sharing Agreement, in years in which it has current income for tax purposes. If the loss is carried back to the previous period, M & F Worldwide, under the 2005 Tax Sharing Agreement, and MacAndrews, under the 2011 Tax Sharing Agreement, shall pay the Company an amount equal to the decrease of the taxes the Company would have benefited as a result of the carry back.
In connection with the 2005 acquisition of Clarke American Corp., Honeywell International Inc. ("Honeywell") agreed to indemnify M & F Worldwide and its affiliates, including the Company, for certain income tax liabilities that arose prior to the acquisition of Clarke American and M & F Worldwide has agreed to reimburse to the Company an amount equal to 100% of any payment received (unless M & F Worldwide incurs any such liabilities directly).
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

	Successor	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Years ended December 31,
			2010	2009
Balance at beginning of period	$10.9	$12.0	$13.6	$18.6
Additions based on tax positions related to the current year	—	—	—	—
Additions for tax positions for prior years	—	2.5	0.6	1.7
Reductions for tax positions for prior years	—	(3.6)	(2.2)	(6.7)
Settlements	—	—	—	—
Balance at end of period	$10.9	$10.9	$12.0	$13.6
Of the amounts reflected in the table above at December 31, 2011 and 2010, there were $4.8 and $4.6 of tax benefits that, if recognized in 2011 and 2010, respectively, would have reduced the Company's annual effective tax rate. The Company had accrued interest and penalties of approximately $6.7 and $6.0 as of December 31, 2011 and 2010, respectively. The Company records both accrued interest and penalties related to income tax matters, which is not significant, in the provision for income taxes in the accompanying consolidated statements of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company's federal and state tax returns for the tax years 2008 through 2011 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
In 2011, the Internal Revenue Service completed its examination of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005 without change. In 2009, the Internal Revenue Service completed examinations of Harland for the tax years 2005 through May 1, 2007 and for Harland's amended tax returns filed for claims of research and development credits relating to tax years 2002 through 2005. In connection with completion of the audits, Harland resolved its research and development credit claims with the Internal Revenue Service. This resulted in a $5.9 reduction of the accrual for the Company's uncertain tax positions, of which $3.4 (inclusive of interest) was recorded as a benefit in the tax provision for the year ended December 31, 2009.
9.  Retirement Plans
The Company, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to the plans totaled $0.1 and $12.7 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $13.2 and $14.5 for fiscal years 2010 and 2009, respectively.
The Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.9 and $6.6 at December 31, 2011 and 2010, respectively. Accretion expense recognized for these agreements was not significant.
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
During 2010, the Company amended the medical plan for benefits to be provided after December 31, 2010 for retirees who retired prior to December 31, 2002 with twenty or more years of service at December 31, 2000. As a result of these amendments, the Company remeasured its accumulated postretirement benefit obligation ("APBO") as of September 30, 2010. The remeasurement reflected a new discount rate of 5.0% and resulted in a $7.0 decrease in the APBO and the offsetting amount was recorded in other comprehensive income.
As of December 31, 2011 and 2010, the APBO was $11.4 and $10.1, respectively. The Company contributed to these plans $0.0 and $0.4 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $0.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

for fiscal year 2010. The Company expects to contribute $0.6 to these plans in 2012.
The following table presents the beginning and ending balances of the APBO, the changes in the APBO, and reconciles the plans' status to the accrued postretirement healthcare and life insurance liability reflected on the accompanying consolidated balance sheets as of December 31, 2011 and 2010:

	Successor	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010
APBO at beginning of period	$11.2	$10.1	$18.9
Changes in APBO:
Interest cost	—	0.5	0.9
Benefits paid	—	(0.8)	(1.5)
Retiree contributions	—	0.3	0.9
Health benefits subsidy	—	0.1	0.1
Actuarial (gain) loss	0.2	1.0	(0.6)
Plan amendment	—	—	(8.6)
APBO at end of period	$11.4	$11.2	$10.1

Included in accrued salaries, wages and employee benefits	$0.6	$0.6	$0.6
Included in other liabilities	10.8	10.6	9.5
APBO at end of period	$11.4	$11.2	$10.1
The following table presents the changes in the fair value of plan assets and the funded status for the periods presented:

	Successor	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010
Fair value of plan assets at beginning of period	$—	$—	$—
Employer contributions	—	0.4	0.5
Retiree contributions	—	0.3	0.9
Health benefits subsidy	—	0.1	0.1
Benefits paid	—	(0.8)	(1.5)
Fair value of plan assets at end of period	$—	$—	$—
Funded status	$(11.4)	$(11.2)	$(10.1)
As of December 31, 2011 and 2010, amounts recognized in accumulated other comprehensive income (loss), which have not yet been recognized as a component of net postretirement benefit cost, consist of:

	Successor	Predecessor
	2011	2010
Unrecognized prior service credits	$—	(8.5)
Unrecognized actuarial net loss	0.2	1.9
	$0.2	$(6.6)
Net periodic postretirement benefit costs for these plans were as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

	Successor	Predecessor
			Years ended December 31,
	December 22 to December 31, 2011	January 1 to December 21, 2011	2010	2009
Interest on accumulated postretirement benefit obligation	$—	$0.5	$0.9	$1.0
Amortization of prior service credits	—	(0.4)	(0.1)	—
Amortization of net actuarial loss	—	—	0.1	—
Net postretirement benefit cost	—	0.1	0.9	1.0
Other changes in benefit obligations recognized in other comprehensive income:
Unrecognized actuarial net loss (gain)	0.2	1.0	(0.6)	1.6
Amortization of net actuarial loss	—	—	(0.1)	—
Prior service credits	—	—	(8.6)	—
Amortization of prior service credits	—	0.4	0.1	—
Total recognized in net periodic benefit cost and other comprehensive income	$0.2	$1.5	$(8.3)	$2.6
The weighted average discount rates used to determine benefit obligations for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011 and fiscal year 2010 were 4.15%, 4.30% and 5.25%, respectively. The weighted average discount rates used to determine the net periodic postretirement benefit cost for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011 were 5.25% for each period and were 5.75% and 6.0% for fiscal years 2010 and 2009, respectively. The annual healthcare cost trend rates used for 2012 to determine benefit obligations at December 31, 2011 were assumed to be 8.0%. The estimated annual healthcare cost trend rates grade down gradually to 4.75% at 2018. Participant contributions are assumed to increase with healthcare cost trend rates.
The healthcare cost trend rate assumptions, which are net of participant contributions, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total interest cost for 2011	—	—
Effect on postretirement benefit obligation at December 31, 2011	0.3	(0.2)
The following reflects the estimated future benefit payments, net of estimated participant contributions:

2012	$0.6
2013	0.6
2014	0.6
2015	0.6
2016	0.6
2017-2021	3.2
There will not be any amortization of accumulated actuarial net loss in 2012.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

11. Long-Term Debt

	Successor	Predecessor
	December 31, 2011	December 31, 2010
$1,900.0 Senior Secured Credit Facilities	$1,719.0	$1,737.0
Senior Floating Rate Notes due 2015	204.3	206.8
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Capital lease obligations and other indebtedness	3.5	4.6
Unamortized acquisition accounting-related fair value discount	(412.7)	—
	1,785.4	2,219.7
Less: current maturities	(19.1)	(19.4)
Long-term debt, net of current maturities	$1,766.3	$2,200.3
 $1,900.0 Senior Secured Credit Facilities
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on the principal amount of borrowings outstanding under the Term Loan was 2.8% at December 31, 2011. As of December 31, 2011 there were no outstanding borrowings under the Revolver and there was $92.0 available for borrowing (giving effect to the issuance of $8.0 of letters of credit). As of December 31, 2010, there were no outstanding borrowings under the Revolver and there was $91.8 available for borrowing (giving effect to the issuance of $8.2 of letters of credit).
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
The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs,

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. An excess cash flow payment of approximately $12.5 will be paid in the first quarter of 2012 with respect to 2011 and will be applied against other mandatory payments due in 2012 under the terms of the Credit Agreement. An excess cash flow payment of $3.5 was paid in March 2011 with respect to 2010 and under the terms of the Credit Agreement was applied against other mandatory payments due in 2011. No such excess cash flow payment was required to be paid in 2010 with respect to 2009.
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
Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at December 31, 2011. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
(Loss) Gain on Early Extinguishment of Debt
During 2011, the Company extinguished debt with a total principal amount of $2.5 with a carrying value of $1.6, after acquisition accounting related fair value adjustments, by purchasing 2015 Senior Notes in an individually negotiated transaction for a purchase price of $1.7, resulting in a loss of $0.1. During 2009, the Company extinguished debt with a total principal amount of $136.9 by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6, resulting in a gain of $65.0 after the write-off of $4.3 of unamortized deferred financing fees related to the extinguished debt. The Company did not purchase any 2015 Senior Notes during 2010.
Capital Lease Obligations and Other Indebtedness
The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $3.5 and

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

$4.6 at December 31, 2011 and December 31, 2010, respectively. These obligations have imputed interest rates ranging from 4.54% to 9.6% and have required payments of $1.1 in 2012, $1.2 in 2013, $1.0 in 2014, $0.1 in 2015 and $0.1 in 2016. During the periods December 22 to December 31, 2011, January 1 to December 21, 2011, and fiscal years 2010 and 2009, subsidiaries of the Company entered into capital leases and other indebtedness totaling $0.0, $0.4, $0.4 and $5.1, respectively, and, accordingly, such non-cash transaction amounts have been excluded from the consolidated statements of cash flows.
Annual Maturities
Annual maturities of long-term debt during the next five years are as follows:

2012	$19.1
2013	19.2
2014	1,684.0
2015	475.7
2016	0.1
12. Derivative Financial Instruments
Interest Rate Hedges
The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company's risk on a portion of its variable-rate debt.
During February 2006, the Company entered into interest rate hedge transactions in the form of three-year interest rate swaps with a total notional amount of $150.0, which became effective on July 1, 2006. The hedges, which expired on June 30, 2009, swapped the underlying variable rate for a fixed rate of 4.992%.
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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

		December 31,
Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	2011	2010
Interest rate swaps	Other current liabilities	$6.1	$—
	Other liabilities	2.9	17.8
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments had no ineffective portions during 2010 and 2009. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive income to the consolidated statements of operations in 2010 and 2009 due to ineffectiveness. The following presents the effect of these derivative instruments (effective and ineffective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive income into interest expense.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

	Successor	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Years ended December 31,
			2010	2009
Interest Rate Swaps:
Loss recognized in other comprehensive income (effective portion)	$0.1	$5.8	$23.3	$18.3
Loss reclassified from other comprehensive income into interest expense (effective portion)	—	12.9	19.7	31.6
Loss recognized in interest expense (ineffective portion)	0.1	—	—	—
The Company expects to reclassify approximately $0.1 from accumulated other comprehensive income at December 31, 2011 into net income as additional interest expense during the twelve months ending December 31, 2012.
The following presents the balances and net changes in the accumulated other comprehensive income related to these derivative instruments, net of income taxes:

	Successor	Predecessor
Balances and Net Changes:	December 22 to December 31, 2011	January 1 to December 21, 2011	2010
Balance at beginning of period	$6.5	$10.9	$8.6
Change in ownership	(6.5)	—	—
Loss reclassified from accumulated other comprehensive income into interest expense, net of taxes of $0.0, $5.0 and $7.7	—	(7.9)	(12.0)
Net change in fair value of interest rate swaps (effective portion), net of taxes of $0.0, $2.3 and $9.0	0.1	3.5	14.3
Balance at end of period	$0.1	$6.5	$10.9
13.  Fair Value Measurements
Nonrecurring Fair Value Measurements
The following table presents the Company's nonfinancial assets that were measured at fair value on a nonrecurring basis during 2011:

	Fair Value at November 1, 2011	(Level 1)	(Level 2)	(Level 3)	Impairment Charges
Goodwill - Scantron	$281.9	—	—	$281.9	$102.2
Indefinite-lived tradename - Scantron	6.8	—	—	6.8	4.2
Goodwill and indefinite-lived tradename for the Scantron segment were measured for impairment during the fourth quarter of 2011 as part of the Company's annual measurements for impairment testing and resulted in non-cash impairment charges totaling $102.2 and $4.2, respectively. The impairments were primarily due to declines in projected revenues and margins and a higher discount rate for the Scantron segment.
The following table presents the Company's nonfinancial assets that were measured at fair value on a nonrecurring basis during 2009:

	Fair Value at November 1, 2009	(Level 1)	(Level 2)	(Level 3)	Impairment Charges
Indefinite-lived trademarks and tradenames	$156.8	—	—	$156.8	$44.2
Indefinite-lived trademarks and tradenames were measured for impairment during the fourth quarter of 2009 as part of the

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Company's annual measurements for impairment testing and resulted in non-cash impairment charges totaling $44.2. The charges consisted of $33.4 related to the Harland Clarke segment, $10.6 related to the Harland Financial Solutions segment and $0.2 related to the Scantron segment. The impairments were primarily due to declines in revenues from check unit volumes that were projected to decline at rates that are higher than recent years and also due to the continuing economic downturn.
See Note 2 for more information on the fair value measurement process for goodwill and indefinite-lived trademarks and tradenames.
Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of December 31, 2011 and 2010, are as follows:

	Balance at December 31, 2011	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$56.6	$56.6	$—	$—
Corporate equity securities	0.1	0.1	—	—
Liability for interest rate swaps	9.0	—	9.0	—
Liability for contingent consideration related to business combinations	0.5	—	—	0.5

	Balance at December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$13.1	$13.1	$—	$—
Liability for interest rate swaps	17.8	—	17.8	—
Liability for contingent consideration related to business combinations	8.2	—	—	8.2
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
The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2011	2010
Balance at beginning of period	$8.2	1.8
Businesses acquired	17.0	6.8
Net changes in fair value	(24.3)	0.3
Payment on contingent consideration arrangement	(0.3)	(0.7)
Balance at end of period	$0.6	$8.2
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at December 31, 2011 and 2010, was approximately $1,794.8 and $2,009.2, respectively. The carrying value of long-term debt at December 31, 2011 and 2010, was $1,785.4 and $2,219.7, respectively. As described in Note 3, the carrying value of the Company's long-term debt was adjusted to fair value as of the date of the MacAndrews Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

14. Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at December 31, 2011:
United States treasury securities	$56.5	$0.1	$—	$56.6
Corporate equity securities	0.1	—	—	0.1
Balance at December 31, 2010:
Corporate equity securities	$0.3	$12.9	$(0.1)	$13.1
The Company purchased United States treasury securities, which mature in 2014, during the fourth quarter of 2011. During 2011, the Company sold certain corporate equity securities for $13.4 in cash and recognized a gain of $13.2, which is included in other income, net in the accompanying consolidated statements of operations. During 2010, the Company sold its investment in United States treasury securities, which were to mature in 2012, for $24.7 in cash and recognized a gain of $0.1, which is included in other income, net in the accompanying consolidated statements of operations.
15.  Restructuring
Harland Clarke and Corporate
The Company adopted plans during 2008, 2009, 2010 and 2011 to realize additional cost savings in the Harland Clarke segment and Corporate by further consolidating printing plants, contact centers and selling, general and administrative functions. The Company also recorded restructuring liabilities of $1.5 in connection with an acquisition in 2008. The restructuring liabilities were reduced by $1.1 and $0.2 in 2009 and 2010, respectively, of which, $0.6 is reflected as 2009 non-cash utilization in the table below.
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for 2011, 2010 and 2009:

	Beginning Balance	Expensed	Paid in Cash	Non-cash Utilization	Ending Balance
Year ended December 31, 2011:
Severance and severance-related	$1.5	$6.1	$(3.1)	$—	$4.5
Facilities closures and other costs	4.5	1.6	(3.0)	(0.1)	3.0
Total	$6.0	$7.7	$(6.1)	$(0.1)	$7.5
Year ended December 31, 2010:
Severance and severance-related	$2.5	$5.1	$(6.1)	$—	$1.5
Facilities closures and other costs	2.5	7.2	(2.5)	(2.7)	4.5
Total	$5.0	$12.3	$(8.6)	$(2.7)	$6.0
Year ended December 31, 2009:
Severance and severance-related	7.4	$18.1	$(23.0)	$—	$2.5
Facilities closures and other costs	2.3	7.6	(2.8)	(4.6)	2.5
Total	$9.7	$25.7	$(25.8)	$(4.6)	$5.0
Note: Successor period amounts have not been bifurcated for the year ended December 31, 2011 in this table due to the insignificance of amounts applicable to the Successor period.
The non-cash utilization of $0.1, $2.7 and $4.6 in 2011, 2010 and 2009, respectively, in the table above, includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.4 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Harland Financial Solutions
During 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which was completed in 2011, focused on moving from a product-centric organization to a functional organization in order to enhance customer support.
The following table details the Company's restructuring accruals related to the Harland Financial Solutions segment for 2011, 2010 and 2009:

	Beginning Balance	Expensed	Paid in Cash	Non-cash Utilization	Ending Balance
Year ended December 31, 2011:
Severance and severance-related	$0.1	$0.3	$(0.4)	$—	$—
Facilities and other costs	2.2	0.1	(0.8)	—	1.5
Total	$2.3	$0.4	$(1.2)	$—	$1.5
Year ended December 31, 2010:
Severance and severance-related	$1.0	$0.7	$(1.6)	$—	$0.1
Facilities and other costs	0.1	2.1	(0.1)	0.1	2.2
Total	$1.1	$2.8	$(1.7)	$0.1	$2.3
Year ended December 31, 2009:
Severance and severance-related	$1.4	$3.3	$(3.7)	$—	$1.0
Facilities and other costs	0.7	0.5	(1.1)	—	0.1
Total	$2.1	$3.8	$(4.8)	$—	$1.1
Note: Successor period amounts have not been bifurcated for the year ended December 31, 2011 in this table due to the insignificance of amounts applicable to the Successor period.
Scantron
As a result of an acquisition, the Company adopted plans to restructure the Scantron segment in 2008. These plans focused on improving operating margins through consolidating manufacturing and printing operations and reducing duplicative selling, general and administrative expenses through workforce rationalization, consolidation of certain redundant outsourcing and the reduction of consulting and other professional services. The Company completed substantially all of the planned employee terminations and consolidation of printing and manufacturing operations related to the acquisition in 2009.
The Company also adopted plans during 2009, 2010 and 2011 to realize additional cost savings in the Scantron segment by further consolidation of operations and elimination of certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for 2011, 2010 and 2009:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

	Beginning Balance	Expensed	Paid in Cash	Non-cash Utilization	Ending Balance
Year ended December 31, 2011:
Severance and severance-related	$0.1	$5.2	$(3.3)	$—	$2.0
Facilities and other costs	3.7	(0.7)	(1.7)	0.1	1.4
Total	$3.8	$4.5	$(5.0)	$0.1	$3.4
Year ended December 31, 2010:
Severance and severance-related	$0.5	$2.5	$(2.9)	$—	$0.1
Facilities and other costs	—	4.7	(1.2)	0.2	3.7
Total	$0.5	$7.2	$(4.1)	$0.2	$3.8
Year ended December 31, 2009:
Severance and severance-related	$1.0	$2.7	$(3.0)	$(0.2)	$0.5
Facilities and other costs	—	0.3	—	(0.3)	—
Total	$1.0	$3.0	$(3.0)	$(0.5)	$0.5
Note: Successor period amounts have not been bifurcated for the year ended December 31, 2011 in this table due to the insignificance of amounts applicable to the Successor period.
Ongoing lease commitments related to these plans continue to 2013.
Restructuring accruals for all of the segments' plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments' restructuring plans through 2017.
16.  Commitments and Contingencies
Lease and Purchase Commitments
The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2020. Certain leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2011, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2012	$25.9
2013	21.5
2014	16.6
2015	9.2
2016	7.8
Thereafter	11.7
Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $2.2.
Total operating lease expense, excluding operating lease expense included in restructuring costs was $0.5 and $20.8 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $22.4 and $23.8 for fiscal years 2010 and 2009, respectively.
At December 31, 2011, the Company had obligations of $31.2 payable under contracts with third-party service providers primarily for information technology services and obligations to purchase approximately $26.2 of raw materials.
Honeywell Indemnification
Certain of the intermediate holding companies of the predecessor of the Company had issued guarantees on behalf of operating companies formerly owned by these intermediate holding companies, which operating companies are not part of the Company's current businesses. In the stock purchase agreement executed in connection with M & F Worldwide's acquisition of the Company in 2005, Honeywell agreed to use its commercially reasonable efforts to assume, replace or terminate such guarantees and indemnify M & F Worldwide and its affiliates, including the Company and its subsidiaries, with respect to all

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

liabilities arising under such guarantees.
Other
A series of commercial borrowers in various states that allegedly obtained loans from financial institutions employing HFS's LaserPro software have commenced individual or class actions against their financial institutions alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the financial institutions have made warranty claims against HFS related to these actions. Some of the actions commenced by the commercial borrowers have been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of those pending matters is not yet clear. The Company has not accepted any of the warranty claims. One of the financial institutions has commenced an arbitration against the Company relating to a commercial borrower claim against it under the terms of the Company's agreement with the financial institution, and another financial institution has filed a motion in the action brought by its commercial borrower seeking to assert a third-party claim against the Company. In the latter action, the Company has moved to stay the third-party claim pending arbitration. At the appropriate time, the Company intends to deny liability to both financial institutions, but the Company is not able at this early stage to assess whether it may have any liability to either institution or the amount of any such liability, but it believes it is remote that either claim will result in material liability. Due to the preliminary nature of the remaining matters, the Company believes it is remote that any of the remaining warranty claims will result in any material liability for the Company.
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, environmental matters, employment matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
17.  Transactions with Related Parties
The Company participates in MacAndrews directors and officers insurance program, which covers the Company as well as MacAndrews and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2011 and 2010, the Company recorded prepaid expenses of $0.0 and $0.1, respectively, relating to the directors and officers insurance program in the accompanying consolidated balance sheets. The Company paid $0.0 and $0.1 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $0.0 and $0.1 for the fiscal years 2010 and 2009, respectively, to MacAndrews under the insurance program.
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at December 31, 2011.
In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. ("Delphax"), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility and note were paid in full and canceled on November 9, 2011. The senior secured credit facility was comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein that originally matured in September 2011. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. In May 2011, the note was restated to set the interest rate to 8.0%, effective October 1, 2010, and to require the repayment of $1.0 of principal in 2011 and the senior secured credit facility was extended to mature in September 2012.
During 2011, the Company received $4.0 in payments on the note, fully repaying the principal balance of the note. During 2010, the Company received $3.0 in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $4.0 and $0.0, respectively, at December 31, 2010. Interest income of $0.0, $0.2, $0.4 and $0.8 was recorded during the periods December 22 to December 31, 2011, January 1 to December 21, 2011, and fiscal years 2010 and 2009, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Other
The Company expensed $0.0, $2.7, $2.7 and $2.7 during the periods December 22 to December 31, 2011, January 1 to December 21, 2011, and fiscal years 2010 and 2009, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
In the periods December 22 to December 31, 2011, January 1 to December 21, 2011, and fiscal years 2010 and 2009 , the Company paid cash dividends of $12.6, $48.7, $31.2 and $41.3, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
As discussed in Note 8, the Company made net payments to and had net receivables with M & F Worldwide related to the 2005 Tax Sharing Agreement. The Company also had a net payable to MacAndrews related to the 2011 Tax Sharing Agreement.
18.  Significant Customers
The Company's top 20 clients accounted for approximately 30% of the Company's consolidated net revenues during each of the periods December 22 to December 31, 2011 and January 1 to December 21, 2011 and 32% for each of the fiscal years 2010 and 2009, with sales to Bank of America and Wells Fargo representing a significant portion of such revenues in the Harland Clarke segment.

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

•
Scantron segment — Provides data management and decision support solutions and related services to educational, commercial, healthcare and governmental entities worldwide. This segment operates primarily in the United States, Canada and India.

Selected summarized financial information for the periods December 22 to December 31, 2011, January 1 to December 21, 2011, and fiscal years 2010 and 2009 is as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

	Harland Clarke(1)	Harland Financial Solutions(2)	Scantron(3)	Corporate and Other(4)	Total
Successor
Product revenues, net:
December 22 to December 31, 2011	$23.9	$1.1	$2.4	$—	$27.4
Service revenues, net:
December 22 to December 31, 2011	$0.4	$5.2	$2.0	$—	$7.6
Intersegment revenues:
December 22 to December 31, 2011	$—	$—	$—	$—	$—
Operating loss:
December 22 to December 31, 2011	$(0.6)	$(0.9)	$(1.4)	$(0.3)	$(3.2)
Depreciation and amortization (excluding amortization of deferred financing fees):
December 22 to December 31, 2011	$4.3	$1.0	$0.6	$—	$5.9
Non-cash asset impairment charges:
December 22 to December 31, 2011	$—	$—	$—	$—	$—
Capital expenditures (excluding capital leases):
December 22 to December 31, 2011	$—	$—	$—	$—	$—

Predecessor
Product revenues, net:
January 1 to December 21, 2011	$1,092.0	$69.4	$111.8	$—	$1,273.2
2010	1,156.6	72.0	116.2	—	1,344.8
2009	1,216.8	73.0	123.2	—	1,413.0
Service revenues, net:
January 1 to December 21, 2011	$18.5	$210.1	$84.2	$—	$312.8
2010	34.3	210.7	81.4	—	326.4
2009	9.2	205.9	84.2	—	299.3
Intersegment revenues:
January 1 to December 21, 2011	$0.1	$—	$0.8	$(0.9)	$—
2010	0.3	—	6.1	(6.4)	—
2009	—	—	0.6	(0.6)	—
Operating income (loss):(5)
January 1 to December 21, 2011	$242.5	$54.8	$(120.9)	$(14.8)	$161.6
2010	238.0	48.6	25.3	(15.2)	296.7
2009	195.8	32.8	34.5	(12.8)	250.3
Depreciation and amortization (excluding amortization of deferred financing fees):
January 1 to December 21, 2011	$88.9	$26.1	$43.4	$—	$158.4
2010	103.2	28.5	26.2	—	157.9
2009	109.3	26.9	25.9	—	162.1
Non-cash asset impairment charges:
January 1 to December 21, 2011	$0.6	$—	$111.0	$—	$111.6
2010	3.7	—	—	—	3.7
2009	33.6	10.6	0.2	—	44.4
Capital expenditures (excluding capital leases):
January 1 to December 21, 2011	$38.4	$7.0	$13.2	$—	$58.6
2010	24.0	8.3	6.3	—	38.6
2009	28.3	6.5	7.4	—	42.2

Total assets:
December 31, 2011 - Successor	$1,495.8	$426.7	$256.2	$957.2	$3,135.9

December 31, 2010 - Predecessor	$987.8	$342.0	$311.6	$1,694.7	$3,336.1
____________

(1)	Includes results of the acquired SubscriberMail business from the date of acquisition.

(2)	Includes results of the acquired Parsam business from the date of acquisition.

(3)	Includes results of the acquired Spectrum K12 and GlobalScholar businesses from their respective dates of acquisition.

(4)	Total assets include goodwill of $824.8 and $1,526.8 as of December 31, 2011 and December 31, 2010, respectively, which is not assigned to the operating segments.

(5)
Includes restructuring costs of $12.6, $22.3 and $32.5 for 2011, 2010 and 2009, respectively, (see Note 15) and non-cash impairment charges of $111.6, $3.7 and $44.4 for 2011, 2010 and 2009, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

20.  Subsequent Event
Harland Clarke Holdings entered into a Stock Purchase Agreement, dated as of March 19, 2012, with FLX Holdings LLC and Faneuil Holdco LLC (together with FLX Holdings LLC, "Sellers"), pursuant to which Harland Clarke Holdings purchased (the "Purchase") from the Sellers 100% of the issued and outstanding shares of capital stock of New Faneuil, Inc. ("New Faneuil"), for $70.0 in cash. New Faneuil, through its wholly owned subsidiary Faneuil, Inc., engages in the business of call center operations, staffing and related activities, toll collection operations, toll road services and back office operations (including violations processing).
The issued and outstanding limited liability company interest of each Seller are 100% owned, directly or indirectly, by Mr. Ronald O. Perelman, who indirectly owns 100% of the issued and outstanding shares of capital stock of Harland Clarke Holdings. The Purchase was financed with available cash on hand at Harland Clarke Holdings.

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the period from January 2009 to December 31, 2011.

	Beginning Balance	Effect of Acquisition Accounting	Amounts Reserved	Balance Written Off	Ending Balance
Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves
December 22 to December 31, 2011	$3.0	$(1.2)	$0.2	$(0.2)	$1.8
January 1 to December 21, 2011	$2.8	$—	$1.7	$(1.5)	$3.0
Year Ended December 31, 2010	$3.0	$—	$4.0	$(4.2)	$2.8
Year Ended December 31, 2009	$2.8	$—	$7.6	$(7.4)	$3.0