Form 10-Q
period 2012-03-31
HARLAND CLARKE HOLDINGS CORP
filed 2012-05-04
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes  ☐    No  ☑

As of April 30, 2012, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2012

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	March 31, 2012		December 31, 2011
	(unaudited)		(recasted)
ASSETS
Current assets:
Cash and cash equivalents	$70.0		$101.8
Marketable securities	—		56.6
Accounts receivable (net of allowances of $1.7 and $1.8)	123.9		121.3
Inventories	30.0		43.2
Income taxes receivable	16.0		15.7
Deferred tax assets	39.5		25.5
Prepaid expenses and other current assets	54.0		54.0
Total current assets	333.4		418.1
Property, plant and equipment	236.6		216.7
Less accumulated depreciation	(24.3)		(6.0)
Property, plant and equipment, net	212.3		210.7
Goodwill	758.9		758.6
Other intangible assets, net	1,628.0		1,659.0
Contract acquisition payments, net	0.3		—
Notes receivable - related party	30.0	30	30.0
Other assets	31.1		27.3
Total assets	$2,994.0		$3,103.7
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$39.3		$39.1
Deferred revenues	113.0		88.7
Current maturities of long-term debt	19.5		45.1
Accrued liabilities:
Salaries, wages and employee benefits	50.8		58.1
Income and other taxes payable	17.1		12.8
Customer incentives	58.6		57.4
Payable to parent	—		0.2
Other current liabilities	37.5		33.7
Total current liabilities	335.8		335.1
Long-term debt	1,784.2		1,766.9
Deferred tax liabilities	697.1		726.5
Deferred revenues	23.8		22.0
Other liabilities	98.6		105.9
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at March 31, 2012 and December 31, 2011	—		—
Additional paid-in capital	82.6		145.5
(Accumulated deficit) retained earnings	(28.5)		1.9
Accumulated other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	0.5		—
Unrecognized amounts included in postretirement obligations	(0.1)		(0.1)
Derivative fair-value adjustments	—		(0.1)
Unrealized gains on investments, net	—		0.1
Total accumulated other comprehensive income (loss), net of taxes	0.4		(0.1)
Total stockholder's equity	54.5		147.3
Total liabilities and stockholder's equity	$2,994.0		$3,103.7
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

The acquisition method of accounting was used to revalue assets and liabilities assumed as a result of the MacAndrews Acquisition on December 21, 2011. Accordingly, the financial statements of the Successor and Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows on a different basis of accounting for the periods before and after the MacAndrews Acquisition. See Notes 1 and 3.

	Successor	Predecessor
	Three Months Ended
	March 31,
	2012	2011
Product revenues, net	$331.2	$324.0
Service revenues, net	82.6	79.9
Total net revenues	413.8	403.9
Cost of products sold	218.7	197.3
Cost of services provided	65.4	39.9
Total cost of revenues	284.1	237.2
Gross profit	129.7	166.7
Selling, general and administrative expenses	105.5	104.0
Revaluation of contingent consideration	(0.5)	(2.7)
Asset impairment charges	—	1.3
Restructuring costs	1.3	2.3
Operating income	23.4	61.8
Interest income	0.3	0.1
Interest expense	(58.5)	(27.2)
Other loss, net	(0.2)	—
(Loss) income before income taxes	(35.0)	34.7
(Benefit) provision for income taxes	(12.1)	11.3
Net (loss) income	$(22.9)	$23.4
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in millions)
(unaudited)

The acquisition method of accounting was used to revalue assets and liabilities assumed as a result of the MacAndrews Acquisition on December 21, 2011. Accordingly, the financial statements of the Successor and Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows on a different basis of accounting for the periods before and after the MacAndrews Acquisition. See Notes 1 and 3.

	Successor	Predecessor
	Three Months Ended
	March 31,
	2012	2011
Net (loss) income	$(22.9)	$23.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.5	0.9
Changes in derivative instruments:
Changes in fair value of interest rate swaps during period	—	(0.5)
Less reclassification adjustments for loss included in net income	0.1	2.2
Net changes in derivative instruments	0.1	1.7
Unrealized (losses) gains on investments:
Unrealized losses on investments during period	(0.2)	(2.0)
Less reclassification adjustment for amounts included in net income	0.1	—
Net change in unrealized (losses) gains on investments	(0.1)	(2.0)
Changes in postretirement benefit obligations recognized in other comprehensive income:
Amortization of prior service credits included in net income	—	(0.1)
Net change in postretirement benefit obligation recognized in other comprehensive income	—	(0.1)
Total other comprehensive income, net of tax	0.5	0.5
Comprehensive (loss) income	$(22.4)	$23.9

Tax Benefit (Expense) of Other Comprehensive (Loss) Income Included in Above Amounts:
Changes in derivative instruments:
Changes in fair value of interest rate swaps during period	$—	$0.4
Less reclassification adjustments for loss included in net income	—	(1.4)
Unrealized (losses) gains on investments:
Unrealized losses on investments during period	—	1.2
Less reclassification adjustment for amounts included in net income	(0.1)	—
Total net tax benefit (expense) included in other comprehensive (loss) income	$(0.1)	$0.2

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

The acquisition method of accounting was used to revalue assets and liabilities assumed as a result of the MacAndrews Acquisition on December 21, 2011. Accordingly, the financial statements of the Successor and Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows on a different basis of accounting for the periods before and after the MacAndrews Acquisition. See Notes 1 and 3.

	Successor	Predecessor
	Three Months Ended
	March 31,
	2012	2011
Operating activities
Net (loss) income	$(22.9)	$23.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	18.1	10.4
Amortization of intangible assets	33.5	30.0
Amortization of debt fair value adjustments and deferred financing fees	34.7	1.7
Revaluation of contingent consideration	(0.5)	(2.7)
Loss on sale of marketable securities	0.2	—
Deferred income taxes	(43.5)	(9.5)
Asset impairments	—	1.3
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(2.9)	5.9
Inventories	13.2	1.1
Prepaid expenses and other assets	(4.1)	0.3
Contract acquisition payments, net	(0.3)	(7.4)
Accounts payable and accrued liabilities	(4.9)	(18.4)
Deferred revenues	26.2	0.3
Income and other taxes	4.0	17.2
Payable to parent	(0.2)	(0.7)
Other, net	0.8	0.4
Net cash provided by operating activities	51.4	53.3
Investing activities
Purchase of businesses, net of cash acquired	(36.2)	(135.4)
Additional purchase price consideration for previous acquisition	—	(0.2)
Proceeds from sale of marketable securities	56.3	—
Capital expenditures	(19.7)	(10.8)
Capitalized interest	(0.1)	(0.1)
Other, net	(2.5)	(2.3)
Net cash used in investing activities	(2.2)	(148.8)
Financing activities
Dividend paid to parent	(25.8)	—
Acquisition of business from parent	(33.8)	—
Payments of contingent consideration arrangements	—	(0.3)
Payments for derivative instruments	(3.4)	—
Borrowings on credit agreements	25.0	—
Repayments of credit agreements and other borrowings	(42.9)	(8.7)
Debt issuance costs	(0.1)	—
Net cash used in financing activities	(81.0)	(9.0)
Net decrease in cash and cash equivalents	(31.8)	(104.5)
Cash and cash equivalents at beginning of period	101.8	211.5
Cash and cash equivalents at end of period	$70.0	$107.0
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$15.8	$18.9
Income taxes, net of refunds	25.9	3.8
Non cash financing activities:
Extinguishment of Faneuil debt to parent	$25.4	$—

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
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes (see Note 3), including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition. Accordingly, the accompanying financial statements for the Predecessor and Successor periods are not comparable in all material respects and the Company is required to present separately its operating results for periods before and after the MacAndrews Acquisition. The period prior to the MacAndrews Acquisition (three months ended March 31, 2011) is presented in the accompanying consolidated financial statements as "Predecessor." The period subsequent to the MacAndrews Acquisition (three months ended March 31, 2012) is presented in the accompanying consolidated financial statements as "Successor."
On March 19, 2012, the Company purchased Faneuil, Inc. ("Faneuil") from affiliates of MacAndrews (see Note 3). Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively restated prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Faneuil is a separate business segment for financial reporting purposes.
The Company has organized its business and corporate structure along the following four business segments: Harland Clarke, Harland Financial Solutions, Scantron and Faneuil.
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards, survey services and other business and home office products to consumers and businesses.
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
The Faneuil segment provides business process outsourcing services including call center operations, back office operations, staffing services and toll collection services to government and regulated commercial clients across the United States.
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition except for Faneuil as discussed above.
The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 10). Harland Clarke Holdings is a holding company and has no significant assets at March 31, 2012 and no operations. The guarantees and the

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2011 Annual Report on Form 10-K.
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
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform with the presentation in the consolidated balance sheet for 2012 and the consolidated statement of operations for 2012. These reclassifications had no effect on previously reported net income.
Specifically, the net change in the fair value of contingent consideration arrangements is now presented as a separate line item in the consolidated statements of operations. Previously, such amounts had been classified in cost of revenues and selling, general and administrative expenses. In addition, non-current deferred revenues and notes receivable - related party are now presented as separate line items in the consolidated balance sheets. Previously, non-current deferred revenues were included in other liabilities and notes receivable - related party were included in other assets. These reclassifications are also now included in the consolidated statements of cash flows.
Recently Adopted Accounting Guidance
Effective January 1, 2012, the Company adopted amended guidance related to the requirement for an annual goodwill impairment test. The amendment provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This amendment affects testing steps only, and therefore adoption did not affect the Company's consolidated financial position, results of operations or cash flows.
Effective January 1, 2012, the Company adopted amended guidance related to the presentation of comprehensive income. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholder's equity. This amendment affects presentation and disclosure only, and therefore adoption did not affect the Company's consolidated financial position, results of operations or cash flows.
Effective January 1, 2012, the Company adopted amended guidance related to fair value measurement. The guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between United States generally accepted accounting principles and International Financial Reporting Standards. The adoption of this amended guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

3. Acquisitions
Faneuil Acquisition
On March 19, 2012, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 100% of the issued and outstanding shares of capital stock of New Faneuil, Inc. ("New Faneuil") for $70.0 in cash (the "Faneuil Acquisition") from affiliates of MacAndrews. The Company financed the Faneuil Acquisition with Harland Clarke Holdings' cash on hand. New Faneuil, through its wholly owned subsidiary, Faneuil, provides business process outsourcing services including call center operations, back office operations, staffing services and toll collection services to government and regulated commercial clients across the United States.
Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively restated prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Cash paid in excess of the carrying amount of the assets and liabilities assumed in the amount of $33.8 is treated as an equity transaction with the parent in accordance with accounting guidance for transactions among entities under common control.
The following table summarizes the historical cost of assets and liabilities assumed on March 19, 2012, the date of the Faneuil Acquisition:

Cash		$2.3
Accounts receivable		11.8
Property, plant and equipment		10.3
Goodwill		13.0
Other intangible assets:
Customer relationships	$0.2
Tradenames	0.8
Software	0.3
Total other intangible assets		1.3
Other assets		7.2
Total assets acquired		45.9
Deferred revenues		1.2
Capital leases		1.0
Other liabilities		7.5
Net assets acquired		$36.2
The pro forma effects of the Faneuil Acquisition on the consolidated results of operations were not material and are not included in the Pro Forma Financial Information presented below.
MacAndrews Acquisition of M & F Worldwide
On September 12, 2011, M & F Worldwide, the indirect parent of the Company, agreed, subject to various closing conditions, to merge with an indirect, wholly owned subsidiary of MacAndrews, and, following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of all other closing conditions, that merger was effected on December 21, 2011. The transaction was accounted for as a business combination. M & F Worldwide allocated its new equity basis amongst itself, the Company and another operating subsidiary of M & F Worldwide. M & F Worldwide had preliminarily allocated and pushed down $222.3 of the new equity basis to the Company as of the acquisition date. During the first quarter of 2012, M & F Worldwide revised the equity allocation amongst these entities, and, as a result, the equity allocated to the Company was reduced to $142.2. As required by accounting guidance for business combinations, this adjustment was recorded by the Company retrospectively as of the acquisition date resulting in changes to the preliminary amounts of goodwill and additional paid-in capital set forth in the Company's December 31, 2011 consolidated balance sheet included in its Annual Report on Form 10-K for the year ended December 31, 2011. This change had no effect on amounts reported in the consolidated statements of operations for 2011. As discussed in Note 1, the period after the MacAndrews Acquisition has been bifurcated in these financial statements and indicated by the heading "Successor."

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table summarizes the estimated fair values of the Company's assets and liabilities assumed at the date of the MacAndrews Acquisition:

Cash		$185.2
Accounts receivable		110.1
Property, plant and equipment		207.1
Goodwill *		745.6
Other intangible assets:
Customer relationships	$1,519.0
Tradenames	101.4
Technology	39.8
Total other intangible assets		1,660.2
Other assets *		149.0
Total assets acquired		3,057.2
Deferred revenues		96.8
Long-term debt		1,787.4
Deferred tax liabilities *		722.4
Other liabilities *		308.4
Net assets acquired		$142.2
* As discussed above, amounts have been adjusted from the preliminary amounts set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.
The above purchase price allocation continues to be preliminary due to the recent acquisition date and the ongoing review of assets and liabilities assumed. Goodwill in the amount of approximately $178.7 and intangible assets in the amount of approximately $142.7 are deductible for tax purposes. The goodwill arises because the total consideration for the acquisition allocated to the Company, which reflects its future earnings and cash flow potential, exceeds the fair value of net assets acquired. The goodwill resulting from the acquisition was assigned to the Company's segments as follows: $414.5 to Harland Clarke, $281.8 to Harland Financial Solutions and $49.3 to Scantron. Acquisition-related fees and expenses for the Company were not material.
As part of the application of fair value accounting for business combinations, the carrying value of inventory was increased by $17.5. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $13.9 was expensed during the three months ended March 31, 2012).
Also as part of the application of fair value accounting for business combinations, the carrying values of long-term debt and deferred revenues were decreased by $417.8 and $68.1, respectively. These non-cash fair value adjustments result in higher interest expense and lower revenues being recognized over the related earnings period, both of which are non-cash adjustments (of which $34.7 was reflected as increased non-cash interest expense and $24.3 was reflected as reduced revenues during the three months ended March 31, 2012).
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if this transaction had taken place at the beginning of the period presented, nor does it purport to represent results of operations for future periods.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Unaudited Pro Forma
Three Months Ended
March 31, 2011
Net revenues	$384.1
Operating income	19.0
Net (loss)	(22.8)
Depreciation and amortization (excluding amortization of deferred financing fees)	50.2
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
The allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. During 2011, the Company recorded additional deferred tax assets of $2.9 in accordance with applicable accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.6 is deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2011, with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
The contingent consideration arrangement provided for cash payments of up to an aggregate maximum of $20.0, based on the achievement of certain future revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement required recurring remeasurement for changes in key assumptions (see Note 12). As of March 31, 2012, the contingent consideration liability was $0.0 and no amount will be paid in 2012 because the revenue targets were not met.
The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.9 was reflected as a reduction of revenues for the three months ended March 31, 2011).
The fair value of financial assets acquired was not significant and all GlobalScholar-related receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

4. Inventories
Inventories consist of the following:

	March 31, 2012	December 31, 2011
Finished goods	$7.8	$12.4
Work-in-process	8.3	17.9
Raw materials	13.9	12.9
	$30.0	$43.2
5. Assets Held For Sale
At March 31, 2012, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
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
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	March 31, 2012	December 31, 2011
Land	$1.0	$1.0
Buildings and improvements	2.3	2.3
	$3.3	$3.3
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the three months ended March 31, 2012 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Faneuil	Total
Balance as of December 31, 2011 *	$414.5	$281.8	$49.3	$13.0	$758.6
Effect of exchange rate changes	—	0.3	—	—	0.3
Balance as of March 31, 2012	$414.5	$282.1	$49.3	$13.0	$758.9
* As discussed in Note 3, amounts have been adjusted from preliminary amounts set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.
Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	3 - 19	$1,528.0	$1,528.0	$41.7	$12.3
Tradenames	15 - 25	101.4	101.4	1.4	0.1
Software and other	5 - 9	44.7	42.2	3.8	1.0
		1,674.1	1,671.6	46.9	13.4
Indefinite-lived intangible assets:
Tradename		0.8	0.8	—	—
Total other intangible assets		$1,674.9	$1,672.4	$46.9	$13.4
Amortization expense was $33.5 and $30.0 for the three months ended March 31, 2012 and 2011, respectively.
Estimated aggregate amortization expense for intangible assets through December 31, 2016 is as follows:

Nine months ending December 31, 2012	$101.0
Year ending December 31, 2013	122.3
Year ending December 31, 2014	114.4
Year ending December 31, 2015	107.5
Year ending December 31, 2016	99.4
7. Business Segment Information
The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•
Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home products to financial, retail and software providers, as well as consumers and other businesses. This segment operates primarily in the United States and Puerto Rico.

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

•	Faneuil segment — Provides call center services, back office operations, staffing services and toll collection services to government and regulated commercial clients across the United States.
Selected summarized financial information for the three months ended March 31, 2012 and 2011 is as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Harland Clarke(1)	Harland Financial Solutions(1)	Scantron(1)(2)	Faneuil(3)	Corporate and Other(4)	Total
Successor
Three months ended March 31, 2012:
Product revenues, net	$289.6	$15.7	$25.9	$—	$—	$331.2
Service revenues, net	7.9	34.6	18.2	21.9	—	82.6
Intersegment revenues	—	—	0.5	—	(0.5)	—
Operating income (loss)(5)	45.4	(7.8)	(10.0)	—	(4.2)	23.4
Depreciation and amortization (excluding amortization of debt fair value adjustments and deferred financing fees)	36.1	9.1	5.8	0.6	—	51.6
Capital expenditures (excluding capital leases)	12.8	2.3	3.8	0.8	—	19.7
Total assets:
March 31, 2012	$1,474.2	$385.0	$261.2	$32.3	$841.3	$2,994.0
December 31, 2011(6)	$1,495.8	$426.7	$256.2	$34.5	$890.5	$3,103.7

Predecessor
Three months ended March 31, 2011:
Product revenues, net	$275.3	$18.1	$30.6	$—	$—	$324.0
Service revenues, net	4.1	53.9	21.9	—	—	79.9
Intersegment revenues	—	—	0.1	—	(0.1)	—
Operating income (loss)(5)	55.8	14.0	(4.4)	—	(3.6)	61.8
Depreciation and amortization (excluding amortization of deferred financing fees)	22.9	6.6	10.9	—	—	40.4
Capital expenditures (excluding capital leases)	5.7	1.7	3.4	—	—	10.8
_______________________

(1)	See Notes 1 and 3 for information regarding the effect of acquisition accounting related to the MacAndrews Acquisition on operating results.

(2)	Includes results of the acquired GlobalScholar business from the date of acquisition.

(3)	Includes results of the acquired Faneuil business from the date of common control (see Note 3).

(4)	Total assets include goodwill of $758.9 and $758.6 as of March 31, 2012 and December 31, 2011, respectively.

(5)
Includes gain from revaluation of contingent consideration arrangements of $0.5 and $2.7 for the three months ended March 31, 2012 and 2011, respectively, restructuring costs of $1.3 and $2.3 for the three months ended March 31, 2012 and 2011, respectively, (see Note 15) and non-cash impairment charges of $0.0 and $1.3 for the three months ended March 31, 2012 and 2011.

(6)
As discussed in Note 3, amounts have been adjusted from preliminary amounts set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

8. Postretirement Defined Benefit Plans
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
The components of net periodic postretirement benefit cost for these plans consist of the following:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2012	2011
Interest cost	$0.1	$0.1
Amortization of prior service credits	—	(0.1)
Net postretirement benefit cost	$0.1	$—

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
There are no events that have occurred since December 31, 2011 that had a material impact on amounts accrued for the Company's uncertain tax positions.
10. Long-Term Debt

	March 31, 2012	December 31, 2011
$1,900.0 Senior Secured Credit Facilities	$1,702.0	$1,719.0
Senior Floating Rate Notes due 2015	204.3	204.3
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Faneuil Revolving Credit Facility	—	25.6
Capital lease obligations and other indebtedness	4.2	4.5
Unamortized acquisition accounting-related fair value discount	(378.1)	(412.7)
	1,803.7	1,812.0
Less: current maturities	(19.5)	(45.1)
Long-term debt, net of current maturities	$1,784.2	$1,766.9
 $1,900.0 Senior Secured Credit Facilities
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014. The Company is required to repay the Term Loan in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on the principal amount of borrowings outstanding under the Term Loan was 2.8% at March 31, 2012. As of March 31, 2012, there were no outstanding borrowings under the Revolver and there was $92.0 available for borrowing (giving effect to the issuance of $8.0 of letters of credit).
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the Term Loan at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the Term Loan with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. Excess cash flow payments of $12.5 and $3.5 were paid in March 2012 and 2011, respectively, for 2011 and 2010, respectively. Under the terms of the Credit Agreement such excess cash flow payments are applied against other mandatory payments due in the same year of the excess cash flow payment.
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
Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at March 31, 2012. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Faneuil Revolving Credit Facilities
Faneuil had a $35.5 revolving credit facility (the "Revolving Credit Agreement"), which was to mature on June 1, 2012 and was paid in full on January 25, 2012. At December 31, 2011, Faneuil had $25.6 drawn under the Revolving Credit Agreement. The Revolving Credit Agreement allowed Faneuil to choose from two different interest rate options. The first option was LIBOR plus 2.5% per anum and the second option was Prime Rate minus 1.25%. The effective interest rate on the Revolving Credit Agreement at December 31, 2011 was 3.25%.
The Revolving Credit Agreement contained certain covenants and restrictions including covenants and restrictions related to change of control, mergers, dissolution, accounting methodology, indebtedness, dividends and distributions. The Revolving

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Credit Agreement was collateralized by substantially all of the assets of Faneuil, and was secured by a pledge of the shares of Faneuil's parent.
On January 25, 2012, Faneuil entered into a new $25.0, two-year, revolving credit agreement with MacAndrews & Forbes Group LLC, which is an indirect wholly owned subsidiary of MacAndrews. This revolver was drawn in full on January 25, 2012 and the proceeds, along with cash on hand, were used to pay in full the outstanding balance of $25.6 plus all accrued interest under the Revolving Credit Agreement. Faneuil terminated the Revolving Credit Agreement and it is no longer available for borrowing.
On March 19, 2012, in connection with the Faneuil Acquisition, Faneuil's $25.0 revolving credit facility with MacAndrews & Forbes Group LLC was extinguished and Faneuil no longer has any loans outstanding.
Capital Lease Obligations and Other Indebtedness
The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $4.2 and $4.5 at March 31, 2012 and December 31, 2011, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments of $1.2 remaining in 2012, $1.5 in 2013, $1.3 in 2014, $0.1 in 2015 and $0.1 in 2016.
11. Derivative Financial Instruments
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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	March 31, 2012	December 31, 2011
Interest rate swaps	Other current liabilities	$3.9	$6.1
	Other liabilities	2.9	2.9
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments were ineffective during the three months ended March 31, 2012 and had no ineffective portions during the three months ended March 31, 2011. The following presents the effect of these derivative instruments (effective and ineffective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Successor	Predecessor
	Three Months Ended March 31,
	2012	2011
Interest Rate Swaps:
Loss recognized in other comprehensive income (effective portion)	$—	$0.9
Loss reclassified from other comprehensive income into interest expense (effective portion)	0.1	3.6
Loss recognized in interest expense (ineffective portion)	1.3	—

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Successor	Predecessor
	Three Months Ended March 31,
Balances and Net Changes:	2012	2011
Balance at beginning of period	$0.1	$10.9
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $0.0 and $1.4	(0.1)	(2.2)
Net change in fair value of interest rate swaps, net of taxes of $0.0 and $0.4	—	0.5
Balance at end of period	$—	$9.2
12. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the three months ended March 31, 2011, the Company recorded non-cash impairment charges of $0.9 for the Scantron segment and $0.4 for the Harland Clarke segment primarily related to assets that were determined to have limited future use.
Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of March 31, 2012 and December 31, 2011 are as follows:

	Balance at
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	6.8	—	6.8	—
Liability for contingent consideration related to business combinations	0.1	—	—	0.1

	Balance at
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$56.6	$56.6	$—	$—
Corporate equity securities	0.1	0.1	—	—
Liability for interest rate swaps	9.0	—	9.0	—
Liability for contingent consideration related to business combinations	0.6	—	—	0.6
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
The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Successor	Predecessor
	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$0.6	$8.2
Businesses acquired	—	17.0
Net changes in fair value	(0.5)	(2.7)
Payment of contingent consideration	—	(0.3)
Balance at end of period	$0.1	$22.2

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
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at March 31, 2012 and December 31, 2011 was approximately $1,978.4 and $1,821.4, respectively. The carrying value of long-term debt at March 31, 2012 and December 31, 2011 was $1,803.7 and $1,812.0 respectively. As described in Note 3, the carrying value of the Company's long-term debt was adjusted to fair value as of the date of the MacAndrews Acquisition.
13. Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at March 31, 2012:
Corporate equity securities	$0.1	$0.1	$—	$0.2
Balance at December 31, 2011:
United States treasury securities	$56.5	$0.1	$—	$56.6
Corporate equity securities	0.1	—	—	0.1
The Company purchased United States treasury securities, which mature in 2014, during the fourth quarter of 2011. During the three months ended March 31, 2012, the Company sold its United States treasury securities for $56.3 in cash and recognized a loss of $0.2, which is included in other loss, net in the accompanying consolidated statements of operations.
14. Commitments and Contingencies
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
Other
A series of commercial borrowers in various states that allegedly obtained loans from financial institutions employing Harland Financial Solutions' ("HFS") LaserPro software have commenced individual or class actions against their financial institutions alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the financial institutions have made warranty claims against HFS related to these actions. Some of the actions commenced by the commercial borrowers have been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of those pending matters is not yet clear. The Company has not accepted any of the warranty claims. One of the financial institutions has commenced an arbitration against the Company relating to a commercial borrower claim against it under the terms of the Company's agreement with the financial institution, and another financial institution has filed a motion in the action brought by its commercial borrower seeking to assert a third-party claim against the Company. In the latter action, the Company has moved to stay the third-party claim pending arbitration. At the appropriate time, the Company intends to deny liability to both financial institutions, but the Company is not able at this early stage to assess whether it may have any liability to either institution or the amount of any such liability, but it believes it is remote that either claim will result in material liability. Due to the preliminary nature of the remaining matters, the Company believes it is remote that any of the remaining warranty claims will result in any material liability for the Company.

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
15. Restructuring
Harland Clarke and Corporate
The Company adopted plans during 2010, 2011 and 2012 to realize additional cost savings in the Harland Clarke segment and Corporate by further consolidating printing plants, contact centers and selling, general and administrative functions.
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the three months ended March 31, 2012 and 2011:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Successor:
Three months ended March 31, 2012:
Severance and severance-related	$4.5	$0.2	$(0.1)	$—	$4.6
Facilities closures and other costs	3.0	0.5	(0.6)	(0.2)	2.7
Total	$7.5	$0.7	$(0.7)	$(0.2)	$7.3

Predecessor:
Three months ended March 31, 2011:
Severance and severance-related	$1.5	$1.4	$(1.0)	$—	$1.9
Facilities closures and other costs	4.5	1.2	(0.9)	(0.1)	4.7
Total	$6.0	$2.6	$(1.9)	$(0.1)	$6.6
The non-cash utilization of $0.2 and $0.1 in 2012 and 2011, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $2.2 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
During 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which was completed in 2011, focused on moving from a product-centric organization to a functional organization in order to enhance customer support.
The following table details the components of the Company's restructuring accruals related to the Harland Financial Solutions segment for the three months ended March 31, 2012 and 2011:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Successor:
Three months ended March 31, 2012:
Severance and severance-related	$—	$0.1	$(0.1)	$—
Facilities and other costs	1.5	(0.1)	(0.1)	1.3
Total	$1.5	$—	$(0.2)	$1.3

Predecessor:
Three months ended March 31, 2011:
Severance and severance-related	$0.1	$—	$—	$0.1
Facilities and other costs	2.2	—	(0.2)	2.0
Total	$2.3	$—	$(0.2)	$2.1

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Scantron

The Company adopted plans during 2010, 2011 and 2012 to realize additional cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the three months ended March 31, 2012 and 2011:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Successor:
Three months ended March 31, 2012:
Severance and severance-related	$2.0	$0.3	$(0.7)	$—	$1.6
Facilities and other costs	1.4	0.1	(0.4)	—	1.1
Total	$3.4	$0.4	$(1.1)	$—	$2.7

Predecessor:
Three months ended March 31, 2011:
Severance and severance-related	$0.1	$0.6	$(0.4)	$0.1	$0.4
Facilities and other costs	3.7	(0.9)	(0.5)	—	2.3
Total	$3.8	$(0.3)	$(0.9)	$0.1	$2.7
Ongoing lease commitments related to these plans continue to February 2013.
Faneuil
The Company ceased certain business activities in two locations during the three months ended March 31, 2012. The following table details the components of the Company's restructuring accruals related to the Faneuil segment for the three months ended March 31, 2012:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Successor:
Three months ended March 31, 2012:
Severance and severance-related	$—	$—	$—	$—
Facilities and other costs	—	0.2	(0.2)	—
Total	$—	$0.2	$(0.2)	$—
The Company expects to incur in future periods an additional $0.1 for costs related to this activity.
Restructuring accruals for all of the segments' plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.
16. Transactions with Related Parties
The Company participates in MacAndrews’ directors and officers insurance program, which covers the Company as well as MacAndrews and MacAndrews’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. At March 31, 2012, the Company recorded prepaid expenses and other assets of $1.3 and $1.1, respectively, relating to the directors and officers insurance program. At December 31, 2011, the Company recorded prepaid expenses of $0.0 related to the directors and officers insurance program. The Company paid $1.9 and $0.1 to MacAndrews during the three months ended March 31, 2012 and 2011, respectively, under the directors and officers insurance program. The Company also participates in certain other insurance programs with MacAndrews under which it pays premiums directly to the insurance broker.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at March 31, 2012. Interest income of $0.2 was recorded and payment was received during the three months ended March 31, 2012.
In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. ("Delphax"), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility was comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein that originally matured in September 2011. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. Interest income of $0.1 was recorded during the three months ended March 31, 2011. The senior secured credit facility and note were paid in full and canceled on November 9, 2011.
Other
The Company expensed $0.7 and $0.7 during the three months ended March 31, 2012 and 2011, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
During the three months ended March 31, 2012, the Company paid cash dividends of $25.8 to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
On March 19, 2012, the Company completed the Faneuil Acquisition from affiliates of MacAndrews, its indirect parent (see Note 3). In connection with the Faneuil Acquisition, Faneuil's revolving credit facility with an affiliate of MacAndrews, which was entered into on January 25, 2012, was extinguished (see Note 10).

Harland Clarke Holdings Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
On March 19, 2012, the Company purchased Faneuil, Inc. ("Faneuil") from affiliates of MacAndrews (see Note 3). Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively restated prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Faneuil is a separate business segment for financial reporting purposes.
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial services, retail and software providers. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards, survey services and other business and home office products to consumers and businesses.
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
The Faneuil segment provides business process outsourcing services including call center operations, back office operations, staffing services and toll collection services to government and regulated commercial clients across the United States.
Faneuil Acquisition
On March 19, 2012, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 100% of the issued and outstanding shares of capital stock of New Faneuil, Inc. ("New Faneuil") for $70.0 million in cash (the "Faneuil Acquisition") from affiliates of MacAndrews. The Company financed the Faneuil Acquisition with Harland Clarke Holdings' cash on hand. New Faneuil, through its wholly owned subsidiary, Faneuil, provides business process outsourcing services including call center operations, back office operations, staffing services and toll collection services to government and regulated commercial clients across the United States.
The GlobalScholar Acquisition
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12

Harland Clarke Holdings Corp. and Subsidiaries

schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total estimated consideration of $153.4 million as of the acquisition date. Contingent consideration would have been payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). No amount will be paid in 2012 because the revenue targets were not met. The Company financed the acquisition and related fees and expenses with cash on hand.
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. During 2011 and the first quarter of 2012, this trend of higher check unit declines improved slightly from that experienced in recent years, however Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke still expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins.
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
Harland Financial Solutions
Harland Financial Solutions' operating results are affected by the overall demand for our products, software and related services, which is based upon the technology budgets of our clients and prospects. Economic downturns in one or more of the countries in which we do business and enhanced regulatory burdens, including through increased fees and assessments charged to financial institutions by the Federal Deposit Insurance Corporation and National Credit Union Association or due to federal legislation for additional taxes on certain financial institutions, could result in reductions in the information technology budgets for some portion of our clients and potentially longer lead-times for acquiring Harland Financial Solutions products and services. In addition, if Harland Financial Solutions' financial institution customers fail or merge with other financial institutions, Harland Financial Solutions may lose any or all revenue from such financial institutions and/or experience further pricing pressure, which would negatively affect Harland Financial Solutions' operating results.

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
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding revenue recognition policies.
Faneuil
Faneuil is an outsourcer for government services and highly regulated industries with a focus on industries that remain robust under normal economic conditions, e.g., transportation, utilities, state agencies, municipal governments, healthcare, and education. During economic downturns, the ability of both private and governmental entities to make expenditures may decline. Faneuil cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations which adversely affect Faneuil's industry as a whole or key markets targeted by Faneuil. As Faneuil's operations are, in part, dependent upon government funding, significant decreases in the level of government funding could have an unfavorable effect on Faneuil's operating results.
Faneuil's business is subject to a variety of program related risks, including changes in political and other circumstances, particularly since contracts for major programs are performed over extended periods of time. These risks include the failure of applicable governing authorities to take necessary actions, opposition by third parties to specific programs and the failure by customers to obtain adequate financing for particular programs. Due to these factors, losses on a select contract or contracts

Harland Clarke Holdings Corp. and Subsidiaries

could occur, and Faneuil could experience significant changes in operating results.
Faneuil's primary competition comes from other large providers of toll services such as Affiliated Computer Services, Inc. ("ACS") and TransCore, Inc., and providers of customer contact center services such as ACS and Convergys Corporation. If Faneuil cannot compete effectively, it will negatively affect its operating results. To remain competitive, Faneuil must respond to new technologies and enhance its existing services, and may have to adjust the pricing for its services.
Faneuil's operations are positively affected by the growing trend in government agencies to outsource their internal operations to address shrinking budgets and eliminate the historically higher costs associated with staffing government programs. Tolling operations are expected to increase across the country in an effort to provide new funding for government agencies realizing budgetary cutbacks as a result of the prevailing economic climate. Similarly, governments and other highly regulated businesses are seeking economic efficiencies by outsourcing their customer contact centers. While Faneuil will look to take advantage of these opportunities, some of these opportunities require performance bonds, and there can be no assurance that bonds will be available on reasonable terms.
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
Consolidated Operating Results
The Company has organized its businesses along four reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income.
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition. Accordingly, the accompanying financial statements for the Predecessor and Successor periods are not comparable in all material respects and the Company is required to present separately its operating results for periods before and after the MacAndrews Acquisition. The period prior to the MacAndrews Acquisition (three months ended March 31, 2011) is presented in the accompanying consolidated financial statements as "Predecessor." The period subsequent to the MacAndrews Acquisition (three months ended March 31, 2012) is presented in the accompanying consolidated financial statements as "Successor."
In the tables below, dollars are in millions.
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
The operating results for the three months ended March 31, 2011, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired GlobalScholar business from its date of acquisition. The operating results for the three months ended March 31, 2012, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired Faneuil business for the full period since Faneuil and the Company were under common control during the period.

Harland Clarke Holdings Corp. and Subsidiaries

Net Revenues:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2012	2011
Consolidated Net Revenues:
Harland Clarke segment	$297.5	$279.4
Harland Financial Solutions segment	50.3	72.0
Scantron segment	44.6	52.6
Faneuil segment	21.9	—
Eliminations	(0.5)	(0.1)
Total	$413.8	$403.9
Net revenues increased by $9.9 million or 2.5%, to $413.8 million in the 2012 period from $403.9 million in the 2011 period.
Net revenues for the Harland Clarke segment increased by $18.1 million, or 6.5%, to $297.5 million in the 2012 period from $279.4 million in the 2011 period. This increase was primarily due to an increase in revenues per unit that increased net revenues by $11.2 million and a net benefit of $8.0 million for non-cash fair value adjustments to deferred revenues and client incentives related to the MacAndrews Acquisition. These increases were partially offset by volume declines, net of client additions and losses, in check and related products that reduced net revenues by $2.7 million.
Net revenues for the Harland Financial Solutions segment decreased by $21.7 million, or 30.1%, to $50.3 million in the 2012 period from $72.0 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $19.4 million from non-cash fair value adjustments to deferred revenue related to the MacAndrews Acquisition. In addition, net revenues decreased by $2.0 million due to a decrease in software license revenues.
Net revenues for the Scantron segment decreased by $8.0 million, or 15.2%, to $44.6 million in the 2012 period from $52.6 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net charge of $6.7 million from non-cash fair value adjustments to deferred revenue related to the MacAndrews Acquisition. Additionally, net revenues in the 2011 period included non-cash fair value adjustments to deferred revenues related to the acquisitions of the Spectrum K12 and GlobalScholar businesses of $2.9 million. The remaining decrease in net revenues was due to volume declines in forms, scanners and other services that reduced revenues by $6.3 million, partially offset by revenue increases for the GlobalScholar and Spectrum K12 businesses of $2.1 million.
Net revenues for the Faneuil segment were $21.9 million in the 2012 period. Faneuil operations were not included in the 2011 period.
Elimination of net revenues increased to $0.5 million in the 2012 period from $0.1 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Cost of Revenues:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2012	2011
Consolidated Cost of Revenues:
Harland Clarke segment	$204.4	$173.1
Harland Financial Solutions segment	30.8	29.8
Scantron segment	30.6	34.4
Faneuil segment	18.8	—
Eliminations	(0.5)	(0.1)
Total	$284.1	$237.2
Cost of revenues increased by $46.9 million, or 19.8%, to $284.1 million in the 2012 period from $237.2 million in the 2011 period.
Cost of revenues for the Harland Clarke segment increased by $31.3 million, or 18.1%, to $204.4 million in the 2012 period from $173.1 million in the 2011 period. In the 2012 period, the Harland Clarke segment incurred a net charge of $27.2

Harland Clarke Holdings Corp. and Subsidiaries

million for non-cash fair value adjustments related to the MacAndrews Acquisition, including $14.5 million in depreciation and amortization and $12.7 million in other non-cash adjustments. The increase in cost of revenues was also a result of an increase in delivery expenses of $5.4 million partially offset by a decrease in depreciation and amortization unrelated to purchase accounting of $1.3 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 68.7% in the 2012 period compared to 62.0% in the 2011 period primarily due to the non-cash fair value adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Harland Financial Solutions segment increased by $1.0 million, or 3.4%, to $30.8 million in the 2012 period from $29.8 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $1.4 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including $2.4 million in depreciation and amortization and a $1.0 million benefit in other non-cash adjustments. The increase in cost of revenues was also a result of increases in software maintenance of $0.3 million, partially offset by decreases in amortization and depreciation unrelated to purchase accounting of $0.5 million and a decrease in hardware expense of $0.3 million. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 61.2% in the 2012 period compared to 41.4% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced net revenues by $19.4 million.
Cost of revenues for the Scantron segment decreased by $3.8 million, or 11.0%, to $30.6 million in the 2012 period from $34.4 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net benefit of $5.4 million for non-cash fair value adjustments related the MacAndrews Acquisition, including a $6.3 million benefit in depreciation and amortization partially offset by a $0.9 million charge in other non-cash adjustments. Cost of revenues was also reduced by higher cost deferrals in the 2012 period of $0.6 million related to implementation services for revenues that have not yet been recognized. These decreases were partially offset by an increase in labor and related expenses of $1.9 million as a result of investments in implementation resources. Cost of revenues as a percentage of revenues for the Scantron segment was 68.6% in the 2012 period compared to 65.4% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced net revenues by $6.7 million.
Cost of revenues for the Faneuil segment was $18.8 million in the 2012 period. Faneuil operations were not included in the 2011 period.
Elimination of cost of revenues increased to $0.5 million in the 2012 period from $0.1 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Selling, General and Administrative Expenses:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2012	2011
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$47.0	$48.2
Harland Financial Solutions segment	27.8	27.6
Scantron segment	23.6	24.6
Faneuil segment	2.9	—
Corporate	4.2	3.6
Total	$105.5	$104.0
Selling, general and administrative expenses increased by $1.5 million, or 1.4%, to $105.5 million in the 2012 period from $104.0 million in the 2011 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $1.2 million, or 2.5%, to $47.0 million in the 2012 period from $48.2 million in the 2011 period. In the 2012 period, the Harland Clarke segment incurred a net benefit of $2.0 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including $0.2 million in depreciation and amortization and a $2.2 million benefit in other non-cash adjustments. The decrease was also due to a decrease in other general overhead expenses of $0.4 million partially offset by increases in travel expenses of $0.5 million and selling expenses of $0.4 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 15.8% in the 2012 period compared to 17.3% in the 2011 period primarily due to the increase in net revenues in the 2012 period as discussed above and the benefits to prepaid advertising for the non-cash fair value adjustments related to the MacAndrews Acquisition.
Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $0.2 million, or 0.7%, to $27.8 million in the 2012 period from $27.6 million in the 2011 period. In the 2012 period, the Harland Financial

Harland Clarke Holdings Corp. and Subsidiaries

Solutions segment incurred a net benefit of $1.2 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including $0.3 million in depreciation and amortization and a $1.5 million benefit in other non-cash adjustments. The increase was primarily due to increases in labor costs of $0.5 million, increases in commission expense of $0.3 million driven by year over year increased bookings, increases in travel expenses of $0.3 million, increases in bad debt expense of $0.2 million and increases in software expense of $0.2 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 55.3% in the 2012 period compared to 38.3% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced net revenues by $19.4 million.
Selling, general and administrative expenses for the Scantron segment decreased by $1.0 million, or 4.1%, to $23.6 million in the 2012 period from $24.6 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net charge of $0.3 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including charges of $0.2 million in depreciation and amortization and $0.1 million in other non-cash adjustments. The decrease was primarily due to cost savings of $0.8 million from restructuring and other cost reduction activities, partially offset by higher integration costs of $0.5 million related to the Spectrum K12 and Global Scholar businesses. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 52.9% in the 2012 period compared to 46.8% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced revenue by $6.7 million.
Selling, general and administrative expenses for the Faneuil segment were $2.9 million in the 2012 period. Faneuil operations were not included in the 2011 period.
Corporate selling, general and administrative expenses increased by $0.6 million, or 16.7% to $4.2 million in the 2012 period from $3.6 million in the 2011 period primarily due to costs associated with the MacAndrews Acquisition.
Revaluation of Contingent Consideration
Operating expenses decreased by $0.5 million in the 2012 period due to a decrease in the fair value of accrued contingent consideration related to an acquisition in 2010, which resulted from a decrease in revenue projections that would trigger a payment. Operating expenses decreased by $2.7 million in the 2011 period due to a net decrease in the fair value of accrued contingent consideration primarily related to acquisitions in 2009 and 2010, which resulted from a decrease in revenue projections that would trigger a payment.
Asset Impairment Charges
During the 2011 period, the Company recorded non-cash impairment charges of $0.9 million for the Scantron segment and $0.4 million for the Harland Clarke segment primarily related to assets that were determined to have limited future use. There were no asset impairment charges in the 2012 period.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2012 period, the Company recorded restructuring costs of $0.7 million for the Harland Clarke segment, $0.4 million for the Scantron segment and $0.2 million for the Faneuil segment related to these plans. In the 2011 period, the Company recorded restructuring costs of $2.6 million for the Harland Clarke segment and $(0.3) million for the Scantron segment related to these plans.
Interest Income
Interest income was $0.3 million in the 2012 period compared to $0.1 million in the 2011 period. The increase in interest income was primarily due to an increase in notes receivable outstanding from a related party (see Note 16 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $58.5 million in the 2012 period compared to $27.2 million in the 2011 period. The increase in interest expense was primarily due to fair value adjustments related to the MacAndrews Acquisition that resulted in $34.7 million of non-cash interest expense during the 2012 period, partially offset by a decrease in total debt outstanding.
Other Loss, Net
Other loss, net was $0.2 million in the 2012 period due to a loss on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was a benefit of 34.6% in the 2012 period and a provision of 32.6% in the 2011 period.

Harland Clarke Holdings Corp. and Subsidiaries

The effective tax benefit rate for the 2012 period is less than the statutory tax benefit rate primarily due to foreign losses. The effective tax rate for the 2011 period is less than the statutory tax rate primarily due to a $1.0 million reduction of contingent consideration related to an acquisition that is not subject to income taxes and a $1.2 million release of a reserve for uncertain tax positions.
Liquidity and Capital Resources
Cash Flow Analysis
The following table summarizes the Company's historical cash flows:

	Successor	Predecessor
	Three Months Ended
	March 31,
(In millions)	2012	2011
Cash Provided By (Used In):
Operating activities	$51.4	$53.3
Investing activities	(2.2)	(148.8)
Financing activities	(81.0)	(9.0)
The Company's net cash provided by operating activities during the three months ended March 31, 2012 was $51.4 million compared to $53.3 million during the three months ended March 31, 2011. The decrease in net cash provided by operating activities of $1.9 million was due to a decrease in cash flow from operations substantially offset by a decrease in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income which was partially offset by increased depreciation and amortization for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in working capital was primarily due to an increase in deferred revenues, lower payments on accounts payable and accrued liabilities and decreased inventories, partially offset by higher income tax payments and increased accounts receivable during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
The Company's net cash used in investing activities was $2.2 million during the three months ended March 31, 2012 compared to $148.8 million during the three months ended March 31, 2011. The decrease in cash used in investing activities was primarily due to lower cash expended on acquisitions during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and the sale of marketable securities during the three months ended March 31, 2012, partially offset by higher capital expenditures primarily due to the timing of expenditures during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
The Company's net cash used in financing activities was $81.0 million during the three months ended March 31, 2012 compared to $9.0 million during the three months ended March 31, 2011. The increase in net cash used in financing activities was primarily due to dividends paid to parent of $25.8 million, payment to parent of $33.8 million for the Faneuil Acquisition and increased repayments of credit agreements and other borrowings during the three months ended March 31, 2012, partially offset by borrowings by Faneuil on a revolving credit facility with an affiliate of MacAndrews during the three months ended March 31, 2012 as further described in Note 10 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The consolidated statements of cash flows reflected borrowings of $25.0 million and repayments of $25.0 million made by Faneuil in January 2012.
Accounting guidance for acquisitions among entities under common control requires the $33.8 million of cash paid in excess of the carrying amount of the assets and liabilities assumed to be treated as an equity transaction with the parent in financing activities. The $36.2 million remaining balance of the $70.0 million purchase price is treated as consideration paid to purchase the affiliate in investing activities.
The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 during the three months ended March 31, 2012.
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 10 to the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also

Harland Clarke Holdings Corp. and Subsidiaries

requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the three months ended March 31, 2012 and 2011, the Company incurred $19.7 million and $10.8 million of capital expenditures and $0.1 million and $0.1 million of capitalized interest, respectively. The Company's capital expenditures are estimated to be in the range of $50.0 million to $60.0 million for the fiscal year ending December 31, 2012.

•	Contract Acquisition Payments. During the three months ended March 31, 2012 and 2011, the Company made $8.3 million and $18.1 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's operations. During the three months ended March 31, 2012 and 2011, the Company made $2.2 million and $3.0 million of payments for restructuring, respectively.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company used cash on hand to fund the $70.0 million purchase price for the acquisition of Faneuil that was consummated on March 19, 2012.
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of March 31, 2012, the Company had $92.0 million of availability under its revolving credit facility (after giving effect to the issuance of $8.0 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 21, 2012 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
In addition to factors described in the Company's SEC filings and others, the following factors could cause the Company's

Harland Clarke Holdings Corp. and Subsidiaries

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

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate and manage recent acquisitions as well as future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	environmental risks;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment and to grow Scantron's web-based education business;

•	our ability to achieve VSOE of fair value for multiple-element arrangements for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	changes in contingent consideration estimates related to acquisition earn-out arrangements;

Harland Clarke Holdings Corp. and Subsidiaries

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients' budget deficits, which could have an adverse impact on our Scantron and Faneuil segments;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
The Company encourages investors to read carefully the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
At March 31, 2012, the Company had $1,702.0 million of term loans outstanding under its credit agreement, $8.0 million of letters of credit outstanding under its revolving credit facility, $204.3 million of floating rate senior notes and $271.3 million million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at March 31, 2012 would have resulted in an increase in its interest expense for the three months ended March 31, 2012 of approximately $2.1 million, including the effect of the interest rate derivative transactions discussed below.
In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2009 and 2010 in the form of swaps with notional amounts totaling $855.0 million currently outstanding as further described in Note 11 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These derivatives currently swap the underlying variable rates for fixed rates ranging from 1.264% to 2.353%.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2012.
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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A series of commercial borrowers in various states that allegedly obtained loans from financial institutions employing Harland Financial Solutions' ("HFS") LaserPro software have commenced individual or class actions against their financial institutions alleging that the loans were deceptive or usurious in that they failed to disclose properly the effect of the "365/360" method of calculating interest. In some cases, the financial institutions have made warranty claims against HFS related to these actions. Some of the actions commenced by the commercial borrowers have been dismissed, and many of the remainder, and the related warranty claims, are at early stages, so that the likely progress of those pending matters is not yet clear. The Company has not accepted any of the warranty claims. One of the financial institutions has commenced an arbitration against the Company relating to a commercial borrower claim against it under the terms of the Company's agreement with the financial institution, and another financial institution has filed a motion in the action brought by its commercial borrower seeking to assert a third-party claim against the Company. In the latter action, the Company has moved to stay the third-party claim pending arbitration. At the appropriate time, the Company intends to deny liability to both financial institutions, but the Company is not able at this early stage to assess whether it may have any liability to either institution or the amount of any such liability, but it believes it is remote that either claim will result in material liability. Due to the preliminary nature of the remaining matters, the Company believes it is remote that any of the remaining warranty claims will result in any material liability for the Company.
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
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 during the three months ended March 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended March 31, 2012.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
No additional information need be presented.

Harland Clarke Holdings Corp. and Subsidiaries

Item 6. Exhibits

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated May 4, 2012.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated May 4, 2012.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2012	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2012	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated May 4, 2012.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated May 4, 2012.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidate Statements of Comprehensive (Loss) Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and (v) Notes to Consolidated Financial Statements.