Form 10-Q
period 2012-06-30
HARLAND CLARKE HOLDINGS CORP
filed 2012-08-09
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐    No  ☑

As of July 31, 2012, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(recasted)
ASSETS
Current assets:
Cash and cash equivalents	$83.4	$101.8
Marketable securities	—	56.6
Accounts receivable (net of allowances of $1.4 and $1.8)	133.9	121.3
Inventories	30.4	43.2
Income taxes receivable	15.5	15.7
Deferred tax assets	48.7	25.5
Prepaid expenses and other current assets	59.9	54.0
Total current assets	371.8	418.1
Property, plant and equipment	246.3	216.7
Less accumulated depreciation	(43.9)	(6.0)
Property, plant and equipment, net	202.4	210.7
Goodwill	758.4	758.6
Other intangible assets, net	1,597.3	1,659.0
Contract acquisition payments, net	9.3	—
Notes receivable - related party	30.0	30.0
Other assets	36.1	27.3
Total assets	$3,005.3	$3,103.7
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$37.9	$39.1
Deferred revenues	115.3	82.2
Current maturities of long-term debt	11.5	45.1
Accrued liabilities:
Salaries, wages and employee benefits	48.0	58.1
Income and other taxes payable	11.2	12.8
Customer incentives	66.3	57.4
Payable to parent	—	0.2
Other current liabilities	31.3	33.7
Total current liabilities	321.5	328.6
Long-term debt	1,821.2	1,766.9
Deferred tax liabilities	678.2	726.5
Deferred revenues	46.3	28.5
Other liabilities	92.2	105.9
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	82.6	145.5
(Accumulated deficit) retained earnings	(36.2)	1.9
Accumulated other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(0.4)	—
Unrecognized amounts included in postretirement obligations	(0.1)	(0.1)
Derivative fair-value adjustments	—	(0.1)
Unrealized gains on investments, net	—	0.1
Total accumulated other comprehensive loss, net of taxes	(0.5)	(0.1)
Total stockholder's equity	45.9	147.3
Total liabilities and stockholder's equity	$3,005.3	$3,103.7
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Product revenues, net	$311.6	$325.1	$642.8	$649.1
Service revenues, net	94.3	80.6	176.9	160.5
Total net revenues	405.9	405.7	819.7	809.6
Cost of products sold	197.1	197.7	415.8	395.0
Cost of services provided	65.5	39.4	130.9	79.3
Total cost of revenues	262.6	237.1	546.7	474.3
Gross profit	143.3	168.6	273.0	335.3
Selling, general and administrative expenses	101.5	101.3	207.0	205.3
Revaluation of contingent consideration	—	(2.4)	(0.5)	(5.1)
Asset impairment charges	—	1.0	—	2.3
Restructuring costs	3.7	3.7	5.0	6.0
Operating income	38.1	65.0	61.5	126.8
Interest income	0.2	0.1	0.5	0.2
Interest expense	(51.2)	(27.4)	(109.7)	(54.6)
Other income (expense), net	—	13.2	(0.2)	13.2
(Loss) income before income taxes	(12.9)	50.9	(47.9)	85.6
(Benefit) provision for income taxes	(5.2)	17.8	(17.3)	29.1
Net (loss) income	$(7.7)	$33.1	$(30.6)	$56.5
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(7.7)	$33.1	$(30.6)	$56.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.9)	0.3	(0.4)	1.2
Changes in derivative instruments:
Changes in fair value of interest rate swaps during period	—	(2.5)	—	(3.0)
Less reclassification adjustments for loss included in net income	—	2.3	0.1	4.5
Net changes in derivative instruments	—	(0.2)	0.1	1.5
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments during period	—	2.3	(0.2)	0.3
Less reclassification adjustment for amounts included in net income	—	(8.1)	0.1	(8.1)
Net change in unrealized (losses) gains on investments	—	(5.8)	(0.1)	(7.8)
Changes in postretirement benefit obligations recognized in other comprehensive income:
Amortization of prior service credits included in net income	—	—	—	(0.1)
Net change in postretirement benefit obligation recognized in other comprehensive income	—	—	—	(0.1)
Total other comprehensive loss, net of tax	(0.9)	(5.7)	(0.4)	(5.2)
Comprehensive (loss) income	$(8.6)	$27.4	$(31.0)	$51.3

Tax Benefit (Expense) of Other Comprehensive (Loss) Income Included in Above Amounts:
Changes in derivative instruments:
Changes in fair value of interest rate swaps during period	$—	$1.5	$—	$1.9
Less reclassification adjustments for loss included in net income	—	(1.4)	—	(2.8)
Unrealized (losses) gains on investments:
Unrealized losses on investments during period	—	(1.4)	—	(0.2)
Less reclassification adjustment for amounts included in net income	—	5.1	(0.1)	5.1
Changes in postretirement benefit obligations recognized in other comprehensive income:
Amortization of prior service credits included in net income	—	0.1	—	0.1
Total net tax benefit (expense) included in other comprehensive (loss) income	$—	$3.9	$(0.1)	$4.1

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

	Successor	Predecessor
	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net (loss) income	$(30.6)	$56.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	37.6	20.9
Amortization of intangible assets	68.2	60.1
Amortization of debt fair value adjustments and deferred financing fees	64.1	3.5
Revaluation of contingent consideration	(0.5)	(5.1)
Loss (gain) on sale of marketable securities	0.2	(13.2)
Deferred income taxes	(71.5)	(21.1)
Asset impairments	—	2.3
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(13.1)	2.8
Inventories	12.8	1.0
Prepaid expenses and other assets	(8.9)	(4.8)
Contract acquisition payments, net	(9.3)	(10.1)
Accounts payable and accrued liabilities	(12.2)	(16.9)
Deferred revenues	51.0	9.9
Income and other taxes	(5.5)	5.3
Payable to parent	(0.2)	(0.4)
Other, net	1.5	0.2
Net cash provided by operating activities	83.6	90.9
Investing activities
Purchase of businesses, net of cash acquired	(36.2)	(134.9)
Additional purchase price consideration for previous acquisition	—	(0.2)
Repayments of related party notes receivable	—	1.0
Proceeds from sale of property, plant and equipment	0.1	0.1
Proceeds from sale of marketable securities	56.3	13.4
Capital expenditures	(30.2)	(25.0)
Capitalized interest	(0.2)	(0.1)
Other, net	(6.5)	(3.7)
Net cash used in investing activities	(16.7)	(149.4)
Financing activities
Dividend paid to parent	(25.8)	—
Acquisition of business from parent	(33.8)	—
Payments of contingent consideration arrangements	—	(0.3)
Payments for derivative instruments	(7.0)	—
Borrowings on credit agreements	25.0	—
Repayments of credit agreements and other borrowings	(43.3)	(10.0)
Debt issuance costs	(0.4)	—
Net cash used in financing activities	(85.3)	(10.3)
Net decrease in cash and cash equivalents	(18.4)	(68.8)
Cash and cash equivalents at beginning of period	101.8	211.5
Cash and cash equivalents at end of period	$83.4	$142.7
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$43.8	$50.9
Income taxes, net of refunds	58.3	44.4
Non cash financing activities:
Extinguishment of Faneuil debt to parent	$25.4	$—

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
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes (see Note 3), including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition. Accordingly, the accompanying financial statements for the Predecessor and Successor periods are not comparable in all material respects and the Company is required to present separately its operating results for periods before and after the MacAndrews Acquisition. The periods prior to the MacAndrews Acquisition (three and six months ended June 30, 2011) are presented in the accompanying consolidated financial statements as "Predecessor." The periods subsequent to the MacAndrews Acquisition (three and six months ended June 30, 2012) are presented in the accompanying consolidated financial statements as "Successor."
On March 19, 2012, the Company purchased Faneuil, Inc. ("Faneuil") from affiliates of MacAndrews (see Note 3). Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively recasted prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Faneuil is a separate business segment for financial reporting purposes.
The Company has organized its business and corporate structure along the following four business segments: Harland Clarke, Harland Financial Solutions, Scantron and Faneuil.
During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments to better align complementary products and services. The Harland Technology Services and Medical Device Tracking businesses were transferred to the Faneuil segment and the Survey Services business was transferred to the Harland Clarke Segment.
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial and commercial institutions. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards, survey services and other business and home office products to consumers and businesses.
The Harland Financial Solutions segment provides technology products and related services to financial institutions worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems.
The Scantron segment provides data management and decision support solutions and related services to educational, commercial and governmental entities worldwide. Scantron products and services provide solutions for testing and assessment, instruction and performance management and business operational data collection. Scantron's solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment and forms.
The Faneuil segment provides business process outsourcing services including call center operations, back office operations, staffing services and toll collection services to government and regulated commercial clients. The Faneuil segment also provides patient information collection and tracking services, managed technical services and related field maintenance services to education, commercial, healthcare and governmental entities.
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
The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes (as hereinafter defined) (see Note 10). Harland Clarke Holdings is a holding company and has no significant assets at June 30, 2012 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
Prior period amounts have been reclassified in Notes 6 and 7 in accordance with applicable accounting guidance to conform to the business segment changes described in Note 1 above. Prior period deferred revenues have been reclassified between current and non-current based on further review of fair value adjustments related to the MacAndrews Acquisition.
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
Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively recasted prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Cash paid in excess of the carrying amount of the assets and liabilities assumed in the amount of $33.8 is treated as an equity transaction with the parent in accordance with accounting guidance for transactions among entities under common control.
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
The above purchase price allocation continues to be preliminary due to the recent acquisition date and the ongoing review of assets and liabilities assumed. Goodwill in the amount of approximately $178.7 and intangible assets in the amount of approximately $142.7 are deductible for tax purposes. The goodwill arises because the total consideration for the acquisition allocated to the Company, which reflects its future earnings and cash flow potential, exceeds the fair value of net assets acquired. The goodwill resulting from the acquisition was assigned to the Company's segments as follows: $415.0 to Harland Clarke, $281.8 to Harland Financial Solutions, $40.1 to Scantron and $8.7 to Faneuil. Acquisition-related fees and expenses for the Company were not material.
As part of the application of fair value accounting for business combinations, the carrying value of inventory was increased by $17.5. The amount of the inventory fair value adjustment is being expensed as additional non-cash cost of products sold as the fair-valued inventory is sold (of which $0.0 and $13.9 was expensed during the three and six months ended June 30, 2012, respectively).
Also as part of the application of fair value accounting for business combinations, the carrying values of long-term debt and deferred revenues were decreased by $417.8 and $68.1, respectively. These non-cash fair value adjustments result in higher interest expense and lower revenues being recognized over the related earnings period, both of which are non-cash adjustments (of which $29.3 and $64.0 was reflected as increased non-cash interest expense and $13.9 and $38.2 was reflected as reduced revenues during the three and six months ended June 30, 2012, respectively).
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Unaudited Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net revenues	$398.0	$782.1
Operating income	51.7	70.7
Net income (loss)	8.1	(14.7)
Depreciation and amortization (excluding amortization of deferred financing fees)	49.5	99.7
In the pro forma information above, the results were adjusted to include the pro forma effect of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the acquisition accounting allocations; the adjustment of interest expense reflecting the amortization of fair value adjustments of Harland Clarke Holdings' outstanding long-term debt; the non-recurring fair value adjustments to contract acquisition payments and commitments, deferred revenues, inventory and other deferred expenses; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39%.
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
The allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. During 2011, the Company recorded additional deferred tax assets of $2.9 in accordance with applicable accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.6 is deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statements of operations for the six months ended June 30, 2011, with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
The contingent consideration arrangement provided for cash payments of up to an aggregate maximum of $20.0, based on the achievement of certain revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement required recurring remeasurement for changes in key assumptions (see Note 12). As of June 30, 2012, the contingent consideration liability was $0.0 and no amount will be paid in 2012 because the revenue targets were not met.
The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $1.8 and $3.7 was reflected as a reduction of revenues for the three and six months ended June 30, 2011).
The fair value of financial assets acquired was not significant and all GlobalScholar-related receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

4. Inventories
Inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished goods	$7.9	$12.4
Work-in-process	8.5	17.9
Raw materials	14.0	12.9
	$30.4	$43.2
5. Assets Held For Sale
At June 30, 2012, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
During 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company's plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within 12 months.
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	June 30, 2012	December 31, 2011
Land	$1.0	$1.0
Buildings and improvements	2.3	2.3
	$3.3	$3.3
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the six months ended June 30, 2012 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Faneuil	Total
Balance as of December 31, 2011 *	$415.0	$281.8	$40.1	$21.7	$758.6
Effect of exchange rate changes	—	(0.2)	—	—	(0.2)
Balance as of June 30, 2012	$415.0	$281.6	$40.1	$21.7	$758.4
* As discussed in Note 3, amounts have been adjusted from preliminary amounts set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011. As discussed in Note 1, the Company made business segment changes in the second quarter of 2012. Prior period amounts in the table above have been reclassified to conform to these business segment changes.
Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	3 - 19	$1,528.0	$1,528.0	$72.2	$12.3
Tradenames	15 - 25	101.4	101.4	2.7	0.1
Software and other	5 - 9	48.7	42.2	6.7	1.0
		1,678.1	1,671.6	81.6	13.4
Indefinite-lived intangible assets:
Tradename		0.8	0.8	—	—
Total other intangible assets		$1,678.9	$1,672.4	$81.6	$13.4
Amortization expense was $34.7 and $68.2 for the three and six months ended June 30, 2012, respectively, and $30.1 and $60.1 for the three and six months ended June 30, 2011, respectively.
Estimated aggregate amortization expense for intangible assets through December 31, 2016 is as follows:

Six months ending December 31, 2012	$69.4
Year ending December 31, 2013	126.5
Year ending December 31, 2014	118.1
Year ending December 31, 2015	110.5
Year ending December 31, 2016	101.2
7. Business Segment Information
The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•
Harland Clarke segment — Provides checks and related products, direct marketing services and customized business and home office products to financial and commercial institutions, as well as consumers and other businesses. This segment operates primarily in the United States and Puerto Rico.

•
Harland Financial Solutions segment — Provides technology products and related services to financial institutions worldwide. This segment operates primarily in the United States, Israel, Ireland and India.

•
Scantron segment — Provides data management and decision support solutions and related services to educational, commercial and governmental entities worldwide. This segment operates primarily in the United States, Canada and India.

•
Faneuil segment — Provides call center services, back office operations, staffing services and toll collection services to government and regulated commercial clients and patient information collection and tracking, managed technical services and related field maintenance services to educational, commercial, healthcare and governmental entities. This segment operates primarily in the United States and Canada.

As discussed in Note 1, the Company made business segment changes in the second quarter of 2012. Prior period results in the tables below have been reclassified to conform to these business segment changes.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the three months ended June 30, 2012 and 2011 is as follows:

	Harland Clarke(1)	Harland Financial Solutions(1)	Scantron(1)(2)	Faneuil(1)(3)	Corporate and Other(4)	Total
Successor
Three months ended June 30, 2012:
Product revenues, net	$273.1	$15.9	$21.3	$1.3	$—	$311.6
Service revenues, net	9.0	42.3	7.0	36.0	—	94.3
Intersegment revenues	0.1	—	0.4	0.1	(0.6)	—
Operating income (loss)(5)	49.8	1.0	(10.0)	1.9	(4.6)	38.1
Depreciation and amortization (excluding amortization of debt fair value adjustments and deferred financing fees)	37.2	9.5	4.4	3.1	—	54.2
Capital expenditures (excluding capital leases)	7.2	1.0	1.1	1.2	—	10.5

Predecessor
Three months ended June 30, 2011:
Product revenues, net	$278.2	$20.1	$24.5	$2.3	$—	$325.1
Service revenues, net	6.7	55.2	3.7	15.0	—	80.6
Intersegment revenues	—	—	—	0.1	(0.1)	—
Operating income (loss)(5)	63.9	18.2	(15.4)	3.0	(4.7)	65.0
Depreciation and amortization (excluding amortization of deferred financing fees)	23.0	6.5	8.9	2.2	—	40.6
Capital expenditures (excluding capital leases)	9.5	1.6	3.0	0.1	—	14.2

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the six months ended June 30, 2012 and 2011 is as follows:

	Harland Clarke(1)	Harland Financial Solutions(1)	Scantron(1)(2)	Faneuil(1)(3)	Corporate and Other(4)	Total
Successor
Six months ended June 30, 2012:
Product revenues, net	$562.7	$31.6	$45.3	$3.2	$—	$642.8
Service revenues, net	16.9	76.9	12.7	70.4	—	176.9
Intersegment revenues	0.1	—	0.8	0.2	(1.1)	—
Operating income (loss)(5)	95.2	(6.8)	(20.8)	2.7	(8.8)	61.5
Depreciation and amortization (excluding amortization of debt fair value adjustments and deferred financing fees)	73.3	18.6	8.8	5.1	—	105.8
Capital expenditures (excluding capital leases)	20.2	3.3	4.6	2.1	—	30.2
Total assets:
June 30, 2012	$1,472.1	$383.4	$187.5	$112.5	$849.8	$3,005.3
December 31, 2011(6)	$1,498.5	$426.7	$173.1	$114.9	$890.5	$3,103.7

Predecessor
Six months ended June 30, 2011:
Product revenues, net	$553.5	$38.2	$52.9	$4.5	$—	$649.1
Service revenues, net	13.9	109.1	7.9	29.6	—	160.5
Intersegment revenues	—	—	—	0.2	(0.2)	—
Operating income (loss)(5)	120.0	32.2	(23.0)	5.9	(8.3)	126.8
Depreciation and amortization (excluding amortization of deferred financing fees)	46.0	13.1	17.6	4.3	—	81.0
Capital expenditures (excluding capital leases)	15.4	3.3	6.2	0.1	—	25.0
_______________________

(1)	See Notes 1 and 3 for information regarding the effect of acquisition accounting related to the MacAndrews Acquisition on operating results.

(2)	Includes results of the acquired GlobalScholar business from the date of acquisition.

(3)	Includes results of the acquired Faneuil business from the date of common control (see Note 3).

(4)	Total assets include goodwill of $758.4 and $758.6 as of June 30, 2012 and December 31, 2011, respectively.

(5)
Includes gain from revaluation of contingent consideration arrangements of $2.4 for the three months ended June 30, 2011 and $0.5 and $5.1 for the six months ended June 30, 2012 and 2011, respectively, restructuring costs of $3.7 and $3.7 for the three months ended June 30, 2012 and 2011, respectively, and $5.0 and $6.0 for the six months ended June 30, 2012 and 2011, respectively, (see Note 15) and non-cash impairment charges of $1.0 for the three months ended June 30, 2011 and $2.3 for the six months ended June 30, 2011.

(6)
As discussed in Note 3, amounts have been adjusted from preliminary amounts set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

8. Postretirement Defined Benefit Plans
The Company sponsors two unfunded postretirement defined benefit plans that cover certain former salaried and non-salaried employees. One plan provides healthcare benefits and the other provides life insurance benefits. The medical plan is contributory and contributions are adjusted annually based on actual claims experience. For retirees who retired prior to December 31, 2002 with 20 or more years of service at December 31, 2000, the Company contributes a portion of the cost of the medical plan. For all other retirees, the Company's intent is that the retirees provide the majority of the actual cost of the medical plan. The life insurance plan is noncontributory for those employees that retired by December 31, 2002.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The components of net periodic postretirement benefit cost for these plans consist of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest cost	$0.1	$0.2	$0.2	$0.3
Amortization of prior service credits	—	(0.1)	—	(0.2)
Net postretirement benefit cost	$0.1	$0.1	$0.2	$0.1

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
10. Long-Term Debt

	June 30, 2012	December 31, 2011
$1,900.0 Senior Secured Credit Facilities	$1,702.0	$1,719.0
Senior Floating Rate Notes due 2015	204.3	204.3
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Faneuil Revolving Credit Facility	—	25.6
Capital lease obligations and other indebtedness	3.8	4.5
Unamortized acquisition accounting-related fair value discount	(348.7)	(412.7)
	1,832.7	1,812.0
Less: current maturities	(11.5)	(45.1)
Long-term debt, net of current maturities	$1,821.2	$1,766.9
$1,900.0 Senior Secured Credit Facilities
On May 10, 2012 the Company entered into an amendment (the "Amendment") to its credit agreement dated as of April 4, 2007 (the "Credit Agreement"). The Amendment provides that the maturity date of a portion of the term loans under its Credit Agreement (the "Extended Term Loans") will be extended to June 2017, subject to a springing maturity 90 days prior to the maturity date of its 2015 Senior Notes (as defined below) if such notes have not been repaid, extended or refinanced. The effectiveness of the Amendment was conditioned on, among other customary conditions, the repayment of $280.2 of the Extended Term Loans, which repayment was intended to be made using the proceeds of a secured notes offering together with cash on hand. That offering was completed on July 24, 2012 and the repayment of $280.2 of the Extended Term Loans was completed, thereby making the Amendment effective on that date. See Note 17. After giving effect to the repayment, there was $692.8 of Extended Term Loans, with $729.0 of non-extended term loans (the "Non-Extended Term Loans") remaining outstanding that will mature in June 2014. The Company is required to repay the Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 10% of the original extended amount after giving effect to the $280.2 prepayment thereof required as a condition precedent to the effectiveness of the Amendment. The Amendment also includes several covenants in addition to those covenants in the Credit Agreement.
The Extended Term Loans will bear, at the Company's option, interest at:

•	A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 4.25% per annum; or
•A rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 5.25% per annum.
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into the Credit Agreement. The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014 with respect to the Non-Extended Term Loans. The Company is required to repay

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

the Non-Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on the principal amount of borrowings outstanding under the Term Loan was 2.8% at June 30, 2012. As of June 30, 2012, there were no outstanding borrowings under the Revolver and there was $92.2 available for borrowing (giving effect to the issuance of $7.8 of letters of credit).
Under certain circumstances, the Company is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement and the 2015 Senior Notes (as defined below) allow the Company to incur substantial additional debt.
The Non-Extended Term Loans bear, at the Company's option, interest at:

•
A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum for revolving loans and for term loans; or

•	A rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum for revolving loans and for term loans.
The Credit Agreement has a commitment fee of 0.50% for the unused portion of the Revolver and a weighted average commitment fee of 2.51% for issued letters of credit. Interest rate margins and commitment fees under the Revolver are subject to reduction in increments based upon the Company achieving certain consolidated leverage ratios.
The Company and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries, subsidiaries that do not guarantee other debt of the Company and subject to certain other exceptions, are guarantors and may also be co-borrowers under the Credit Agreement. In addition, the Company's direct parent, CA Acquisition Holdings, Inc., is a guarantor under the Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of the Company's, each of the co-borrowers' and the guarantors' tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).
The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the term loans at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the term loans with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. Excess cash flow payments of $12.5 and $3.5 were paid in March 2012 and 2011, respectively, for 2011 and 2010, respectively. Under the terms of the Credit Agreement such excess cash flow payments are applied against other mandatory payments due in the same year of the excess cash flow payment.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at June 30, 2012. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement and the Senior Secured Notes (as defined in Note 17). The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries and certain other exceptions, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Faneuil Revolving Credit Facilities
Faneuil had a $35.5 revolving credit facility (the "Revolving Credit Agreement"), which was to mature on June 1, 2012 and was paid in full on January 25, 2012. At December 31, 2011, Faneuil had $25.6 drawn under the Revolving Credit Agreement. The Revolving Credit Agreement allowed Faneuil to choose from two different interest rate options. The first option was LIBOR plus 2.5% per annum and the second option was Prime Rate minus 1.25%. The effective interest rate on the Revolving Credit Agreement at December 31, 2011 was 3.25%.
The Revolving Credit Agreement contained certain covenants and restrictions including covenants and restrictions related to change of control, mergers, dissolution, accounting methodology, indebtedness, dividends and distributions. The Revolving Credit Agreement was collateralized by substantially all of the assets of Faneuil, and was secured by a pledge of the shares of Faneuil's parent.
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
Capital Lease Obligations and Other Indebtedness
The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $3.8 and $4.5 at June 30, 2012 and December 31, 2011, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments of $0.8 remaining in 2012, $1.5 in 2013, $1.3 in 2014, $0.1 in 2015 and $0.1 in 2016.
11. Derivative Financial Instruments
Interest Rate Hedges
The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company's risk on a portion of its variable-rate debt.
During June 2009, the Company entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $350.0, which became effective on June 30, 2009 and expired on June 30, 2012. This hedge swapped the underlying variable rate for a fixed rate of 2.353%. During September 2009, the Company entered into an additional interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $250.0, which became effective on September 30, 2009. This hedge swaps the underlying variable rate for a fixed rate of 2.140%.

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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	June 30, 2012	December 31, 2011
Interest rate swaps	Other current liabilities	$3.4	$6.1
	Other liabilities	—	2.9
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments were ineffective during the three and six months ended June 30, 2012 and had no ineffective portions during the three and six months ended June 30, 2011. The following presents the effect of these derivative instruments (effective and ineffective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Rate Swaps:
Loss recognized in other comprehensive income (effective portion)	$—	$4.0	$—	$4.9
Loss reclassified from other comprehensive income into interest expense (effective portion)	—	3.7	0.1	7.3
Loss recognized in interest expense (ineffective portion)	0.2	—	1.5	—
The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

	Successor	Predecessor
	Six Months Ended June 30,
Balances and Net Changes:	2012	2011
Balance at beginning of period	$0.1	$10.9
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $0.0 and $2.8	(0.1)	(4.5)
Net change in fair value of interest rate swaps, net of taxes of $0.0 and $1.9	—	3.0
Balance at end of period	$—	$9.4
12. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2011, the Company recorded non-cash impairment charges of $1.9 for the Scantron segment and $0.4 for the Harland Clarke segment primarily related to assets that were determined to have limited future use.
Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of June 30, 2012 and December 31, 2011 are as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Balance at
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.2	$0.2	$—	$—
Liability for interest rate swaps	3.4	—	3.4	—
Liability for contingent consideration related to business combinations	0.1	—	—	0.1

	Balance at
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$56.6	$56.6	$—	$—
Corporate equity securities	0.1	0.1	—	—
Liability for interest rate swaps	9.0	—	9.0	—
Liability for contingent consideration related to business combinations	0.6	—	—	0.6
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
The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$0.1	$22.2	$0.6	$8.2
Businesses acquired	—	—	—	17.0
Net changes in fair value	—	(2.4)	(0.5)	(5.1)
Payment of contingent consideration	—	—	—	(0.3)
Balance at end of period	$0.1	$19.8	$0.1	$19.8
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at June 30, 2012 and December 31, 2011 was approximately $1,916.4 and $1,821.4, respectively. The carrying value of long-term debt at June 30, 2012 and December 31, 2011 was $1,832.7 and $1,812.0 respectively. As described in Note 3, the carrying value of the Company's long-term debt was adjusted to fair value as of the date of the MacAndrews Acquisition.
13. Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at June 30, 2012:
Corporate equity securities	$0.1	$0.1	$—	$0.2
Balance at December 31, 2011:
United States treasury securities	$56.5	$0.1	$—	$56.6
Corporate equity securities	0.1	—	—	0.1
The Company purchased United States treasury securities, which were to mature in 2014, during the fourth quarter of 2011. During the six months ended June 30, 2012, the Company sold its United States treasury securities for $56.3 in cash and recognized a loss of $0.2, which is included in other income (expense), net in the accompanying consolidated statements of operations. During the three months ended June 30, 2011, the Company sold certain corporate equity securities for $13.4 in cash and recognized a gain of $13.2, which was included in other income (expense), net in the accompanying consolidated statements of operations.
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
The following table details the components of the Company's restructuring accruals under its plans related to the Harland

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Clarke segment and Corporate for the six months ended June 30, 2012 and 2011:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Successor:
Six months ended June 30, 2012:
Severance and severance-related	$4.5	$1.6	$(0.4)	$—	$5.7
Facilities closures and other costs	3.0	1.1	(0.9)	(0.5)	2.7
Total	$7.5	$2.7	$(1.3)	$(0.5)	$8.4

Predecessor:
Six months ended June 30, 2011:
Severance and severance-related	$1.5	$1.9	$(2.1)	$—	$1.3
Facilities closures and other costs	4.5	1.4	(1.7)	(0.2)	4.0
Total	$6.0	$3.3	$(3.8)	$(0.2)	$5.3
The non-cash utilization of $0.5 and $0.2 in 2012 and 2011, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.8 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
During 2009, the Company initiated a multi-year plan to reorganize certain operations and sales and support functions within the Harland Financial Solutions segment. The plan, which was completed in 2011, focused on moving from a product-centric organization to a functional organization in order to enhance customer support.
During 2012, the Company adopted a plan to realize additional cost savings in the Harland Financial Solutions segment by eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Harland Financial Solutions segment for the six months ended June 30, 2012 and 2011:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Successor:
Six months ended June 30, 2012:
Severance and severance-related	$—	$0.4	$(0.3)	$0.1
Facilities and other costs	1.5	—	(0.1)	1.4
Total	$1.5	$0.4	$(0.4)	$1.5

Predecessor:
Six months ended June 30, 2011:
Severance and severance-related	$0.1	$0.2	$(0.3)	$—
Facilities and other costs	2.2	0.1	(0.5)	1.8
Total	$2.3	$0.3	$(0.8)	$1.8
Scantron
The Company adopted plans during 2010, 2011 and 2012 to realize additional cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the six months ended June 30, 2012 and 2011:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Successor:
Six months ended June 30, 2012:
Severance and severance-related	$2.0	$1.3	$(1.4)	$—	$1.9
Facilities and other costs	1.4	0.3	(0.9)	—	0.8
Total	$3.4	$1.6	$(2.3)	$—	$2.7

Predecessor:
Six months ended June 30, 2011:
Severance and severance-related	$0.1	$3.3	$(1.6)	$—	$1.8
Facilities and other costs	3.7	(0.9)	(0.9)	0.1	2.0
Total	$3.8	$2.4	$(2.5)	$0.1	$3.8
Ongoing lease commitments related to these plans continue to February 2013.
Faneuil
The Company ceased certain business activities in two locations within the Faneuil segment during the six months ended June 30, 2012. The following table details the components of the Company's restructuring accruals related to the Faneuil segment for the six months ended June 30, 2012:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Successor:
Six months ended June 30, 2012:
Severance and severance-related	$—	$—	$—	$—
Facilities and other costs	—	0.3	(0.3)	—
Total	$—	$0.3	$(0.3)	$—
Restructuring accruals for all of the segments' plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.
16. Transactions with Related Parties
The Company participates in MacAndrews’ directors and officers insurance program, which covers the Company as well as MacAndrews and MacAndrews’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. At June 30, 2012, the Company recorded prepaid expenses and other assets of $1.2 and $0.9, respectively, relating to the directors and officers insurance program. At December 31, 2011, the Company recorded prepaid expenses of $0.0 related to the directors and officers insurance program. The Company paid $1.9 and $0.1 to MacAndrews during the six months ended June 30, 2012 and 2011, respectively, under the directors and officers insurance program. The Company also participates in certain other insurance programs with MacAndrews under which it pays premiums directly to the insurance broker.
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at June 30, 2012. Interest income of $0.2 and $0.4 was recorded and related payments were received during the three and six months ended June 30, 2012, respectively.
In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. ("Delphax"), the supplier of Imaggia printing machines and related supplies and service for the Harland

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Clarke segment. The senior secured credit facility was comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein that originally matured in September 2011. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. Interest income of $0.0 and $0.1 was recorded during the three and six months ended June 30, 2011, respectively. The senior secured credit facility and note were paid in full and canceled on November 9, 2011.
Other
The Company expensed $0.7 and $1.4 during the three and six months ended June 30, 2012, respectively, and $0.7 and $1.4 during the three and six months ended June 30, 2011, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
During three months ended March 31, 2012, the Company paid cash dividends of $25.8 to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
On March 19, 2012, the Company completed the Faneuil Acquisition from affiliates of MacAndrews, its indirect parent (see Note 3). In connection with the Faneuil Acquisition, Faneuil's revolving credit facility with an affiliate of MacAndrews, which was entered into on January 25, 2012, was extinguished (see Note 10).
17. Subsequent Events
Issuance of 9.75% Senior Secured Notes due 2018
On July 24, 2012, the Company and Harland Clarke Corp., Harland Financial Solutions, Inc., Scantron Corporation and Checks in the Mail, Inc. (together, the "Co-Issuers") completed an offering of $235.0 aggregate principal amount of 9.75% Senior Secured Notes due 2018 (the "Senior Secured Notes"). The Company used the net proceeds from the offering, together with cash on hand, to repay $280.2 aggregate principal amount of outstanding term loans under its Credit Agreement.
The Senior Secured Notes were issued pursuant to an indenture, dated as of July 24, 2012 (the "Indenture"), among the Company, the Co-Issuers, certain of the Company's domestic subsidiaries that guarantee the Senior Secured Notes (the "Guarantors") and Wells Fargo Bank, National Association, as trustee and collateral agent (the "Trustee"). The Guarantors have guaranteed (the "Guarantees") the Company's and Co-Issuers' obligations under the Senior Secured Notes and the Indenture on a senior secured basis. The Senior Secured Notes and the Guarantees are secured pursuant to a Security Agreement, dated as of July 24, 2012, by and among the Company, the Co-Issuers, the Guarantors and Wells Fargo Bank, National Association, as collateral trustee (the "Collateral Trustee") and a Collateral Trust Agreement, dated as of July 24, 2012, by and among the Company, certain subsidiaries of Harland Clarke Holdings Corp. named therein, Credit Suisse AG, Cayman Islands branch, as credit agreement collateral agent, and Wells Fargo Bank, National Association, as trustee and as collateral trustee.
The Senior Secured Notes will mature on August 1, 2018. The Company will pay interest on the Senior Secured Notes at 9.75% per annum, semiannually in arrears on each of February 1 and August 1 to holders of record at the close of business on the immediately preceding January 15 and July 15 of each year, commencing on February 1, 2013.
The Senior Secured Notes are senior secured obligations of the Company and the Co-Issuers and the Guarantees are senior secured obligations of the Guarantors. The Senior Secured Notes and the Guarantees rank as follows: (i) secured on a first-priority basis, equally and ratably with all obligations of the Company, the Co-Issuers and the Guarantors that are secured by pari passu liens on the collateral, including their existing senior secured credit facilities; (ii) effectively junior to all of the Company's, Co-Issuers' and the Guarantors' obligations under any future asset-based revolving credit facility to the extent of the value of the current asset collateral held by the Company, the Co-Issuers and the Guarantors; (iii) structurally subordinated to any existing and future indebtedness and other liabilities of any existing and future subsidiaries of the Company that are not Guarantors; (iv) pari passu in right of payment with all of the existing and future senior indebtedness of the Company, the Co-Issuers and the Guarantors and effectively senior to the extent of the value of the collateral to any future unsecured indebtedness of the Company, the Co-Issuers and the Guarantors that is secured by liens on the collateral that are junior to the liens securing the Senior Secured Notes and the Guarantees or that is unsecured; and (v) senior in right of payment to any existing and future subordinated indebtedness of the Company, the Co-Issuers and the Guarantors.
The Senior Secured Notes and the Guarantees are secured on a first-priority basis, equally and ratably with the indebtedness under the Credit Agreement, by substantially all of the Company's, the Co-Issuers' and the Guarantors' assets, subject to certain exceptions and permitted liens.
Beginning with the fiscal year of the Company ending December 31, 2013, if the Company's secured leverage ratio exceeds certain levels, the Company will be required to offer to purchase an amount of the Senior Secured Notes equal to the

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

greater of (1) $15.0 and (2) 50% of its excess cash flow for the applicable period, less any voluntary prepayments of Senior Secured Notes or credit facility indebtedness and certain mandatory prepayments made during the applicable period and subject to certain other exceptions, at a purchase price equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest and additional interest. Upon the occurrence of a change of control or if the Company sells certain assets, the Company may be required to make an offer to purchase the Senior Secured Notes at certain specified prices.
The Indenture contains covenants that, among other things, limit the Company's, the Co-Issuers' and the Guarantors' ability to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of the Company's subsidiaries to pay dividends or to make other payments to the Company; (viii) enter into transactions with the Company's affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all assets; and (x) transfer or sell assets. These covenants are subject to important exceptions and qualifications. The Indenture contains affirmative covenants and events of default that are customary for indentures governing high-yield debt securities.
Effectiveness of Amendment to Credit Agreement
On July 24, 2012, the Amendment entered into on May 10, 2012 by the Company to the Credit Agreement became effective, thereby extending the maturity of $973.1 of Extended Term Loans from June 2014 to June 2017 (subject to a springing maturity 90 days prior to the maturity date of the Company's 2015 Senior Notes if such notes have not been repaid, extended or refinanced). The effectiveness of the Amendment was conditioned on, among other customary conditions, the repayment of $280.2 of the Extended Term Loans, which repayment was made with net proceeds from the issuance of the Senior Secured Notes and cash on hand. After giving effect to such repayment and the effectiveness of the Amendment, there are $692.8 of Extended Term Loans outstanding and $729.0 of Non-Extended Term Loans outstanding that mature on June 2014. The Company is currently evaluating the impact of the Amendment on its consolidated financial position and results of operations.
The Extended Term Loans bear interest, at the Company's option, at (i) a rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 4.25% per annum or (ii) a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 5.25% per annum. The Company is required to repay the Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 10% of the original extended amount after giving effect to the $280.2 prepayment thereof required as a condition precedent to the effectiveness of the Amendment.
For a description of the Amendment, see Note 10.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
As a result of the Company applying the acquisition method of accounting for the MacAndrews Acquisition, the Successor period financial statements reflect a new basis of accounting, while the Predecessor financial statements were prepared using the Company's historical basis of accounting. As a result, the Predecessor and Successor financial statements are not comparable. There have been no changes in the business operations of the Company due to the MacAndrews Acquisition. See Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the MacAndrews Acquisition.
On March 19, 2012, the Company purchased Faneuil, Inc. ("Faneuil") from affiliates of MacAndrews (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively recasted prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Faneuil is a separate business segment for financial reporting purposes.
During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments to better align complementary products and services. The Harland Technology Services ("HTS") and Medical Device Tracking ("MDT") businesses were transferred to the Faneuil segment and the Survey Services business was transferred to the Harland Clarke Segment.
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products to financial and commercial institutions. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards, survey services and other business and home office products to consumers and businesses.
The Harland Financial Solutions segment provides technology products and related services to financial institutions worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems.
The Scantron segment provides data management and decision support solutions and related services to educational, commercial and governmental entities worldwide. Scantron products and services provide solutions for testing and assessment, instruction and performance management and business operational data collection. Scantron's solutions combine a variety of data collection, analysis, and management tools including web-based solutions, software, scanning equipment and forms.
The Faneuil segment provides business process outsourcing services including call center operations, back office operations, staffing services and toll collection services to government and regulated commercial clients. The Faneuil segment also provides patient information collection and tracking services, managed technical services and related field maintenance services to educational, commercial, healthcare and governmental entities.
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

Harland Clarke Holdings Corp. and Subsidiaries

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
Refinancing Transactions
On July 24, 2012, the Company completed certain refinancing transactions with respect to its credit agreement dated as of April 4, 2007, as amended on May 10, 2012. See Note 10 - Long-Term Debt and Note 17 - Subsequent Events to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. During 2011 and the first half of 2012, this trend of higher check unit declines improved slightly from that experienced in recent years, however Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke still expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins.
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

Harland Clarke Holdings Corp. and Subsidiaries

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
Faneuil's business is subject to a variety of program related risks, including changes in political and other circumstances, particularly since contracts for major programs are performed over extended periods of time. These risks include the failure of applicable governing authorities to take necessary actions, opposition by third parties to specific programs and the failure by customers to obtain adequate financing for particular programs. Due to these factors, losses on a select contract or contracts could occur, and Faneuil could experience significant changes in operating results.
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
Consolidated Operating Results
The Company has organized its businesses along four reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments to better align complementary products and services. The HTS and MDT businesses were transferred to the Faneuil segment and the Survey Services business was transferred to the Harland Clarke Segment. Prior period results in the tables below have been reclassified to conform to these business segment changes.
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes (see Note 3 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition. Accordingly, the accompanying financial statements for the Predecessor and Successor periods are not comparable in all material respects and the Company is required to present separately its operating results for periods before and after the MacAndrews Acquisition. The periods prior to the MacAndrews Acquisition (three and six months ended June 30, 2011) are presented in the accompanying consolidated financial statements as "Predecessor." The periods subsequent to the MacAndrews Acquisition (three and six months ended June 30, 2012) are presented in the accompanying consolidated financial statements as "Successor."

Harland Clarke Holdings Corp. and Subsidiaries

In the tables below, dollars are in millions.
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
The operating results for the three months ended June 30, 2011, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired GlobalScholar business from its date of acquisition. They also include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above.
Net Revenues:

	Successor	Predecessor
	Three Months Ended
	June 30,
	2012	2011
Consolidated Net Revenues:
Harland Clarke segment	$282.2	$284.9
Harland Financial Solutions segment	58.2	75.3
Scantron segment	28.7	28.2
Faneuil segment	37.4	17.4
Eliminations	(0.6)	(0.1)
Total	$405.9	$405.7
Net revenues increased by $0.2 million to $405.9 million in the 2012 period from $405.7 million in the 2011 period.
Net revenues for the Harland Clarke segment decreased by $2.7 million, or 0.9%, to $282.2 million in the 2012 period from $284.9 million in the 2011 period. This decrease was primarily due to volume declines, net of client additions and losses, in check and related products that reduced net revenues by $9.4 million and a decrease in revenues per unit that decreased net revenues by $2.1 million. These decreases were partially offset by a net benefit of $8.8 million for non-cash fair value adjustments to deferred revenues and client incentives related to the MacAndrews Acquisition.
Net revenues for the Harland Financial Solutions segment decreased by $17.1 million, or 22.7%, to $58.2 million in the 2012 period from $75.3 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $11.3 million from non-cash fair value adjustments to deferred revenue related to the MacAndrews Acquisition. In addition, net revenues decreased by $4.6 million due to a decrease in software license revenues primarily as a result of the timing of license agreements with certain international customers and by $1.5 million due to decreased early termination fees, which were partially offset by a $0.7 million increase in service bureau revenues.
Net revenues for the Scantron segment increased by $0.5 million, or 1.8%, to $28.7 million in the 2012 period from $28.2 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net charge of $1.0 million from non-cash fair value adjustments to deferred revenue related to the MacAndrews Acquisition compared to a net charge of $2.4 million in the 2011 period from non-cash fair value adjustments to deferred revenues related to the acquisitions of the Spectrum K12 and GlobalScholar businesses. In addition, net revenues increased by $1.0 million for the Spectrum K12 and GlobalScholar businesses primarily due to an increase in project implementations. These increases were partially offset by volume declines in forms, scanners and other services that reduced revenues by $1.9 million.
Net revenues for the Faneuil segment increased by $20.0 million to $37.4 million in the 2012 period from $17.4 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to net revenues of $23.1 million attributable to the Faneuil Acquisition, partially offset by a decrease in net revenues for the HTS and MDT businesses that were transferred from the Scantron segment. In the 2012 period, those businesses incurred a net charge of $2.0 million from non-cash fair value adjustments to deferred revenues related to the MacAndrews Acquisition. The remaining decrease was primarily due to declines in revenues related to installation and maintenance services.
Elimination of net revenues increased to $0.6 million in the 2012 period from $0.1 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Successor	Predecessor
	Three Months Ended
	June 30,
	2012	2011
Consolidated Cost of Revenues:
Harland Clarke segment	$184.0	$175.5
Harland Financial Solutions segment	30.9	29.6
Scantron segment	18.6	20.7
Faneuil segment	29.7	11.4
Eliminations	(0.6)	(0.1)
Total	$262.6	$237.1
Cost of revenues increased by $25.5 million, or 10.8%, to $262.6 million in the 2012 period from $237.1 million in the 2011 period.
Cost of revenues for the Harland Clarke segment increased by $8.5 million, or 4.8%, to $184.0 million in the 2012 period from $175.5 million in the 2011 period. In the 2012 period, the Harland Clarke segment incurred a net charge of $13.8 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $14.0 million increase in depreciation and amortization and a benefit of $0.2 million in other non-cash adjustments. The increase in cost of revenues was partially offset by decreases in other variable expenses related to volume declines of $3.7 million, depreciation and amortization unrelated to purchase accounting of $0.7 million, other general overhead of $0.7 million and labor costs of $0.4 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 65.2% in the 2012 period compared to 61.6% in the 2011 period primarily due to the non-cash fair value adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Harland Financial Solutions segment increased by $1.3 million, or 4.4%, to $30.9 million in the 2012 period from $29.6 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $1.9 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $2.5 million increase in depreciation and amortization and a $0.6 million benefit in other non-cash adjustments. The increase in cost of revenues was also a result of an increase in telecom expense of $0.4 million primarily due to growth in service bureau business and an increase in internal software expense of $0.2 million. These increases were partially offset by decreases in depreciation and amortization unrelated to purchase accounting of $0.4 million, a decrease in hardware expense of $0.4 million due to a change in product mix and a decrease in travel expenses of $0.2 million. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 53.1% in the 2012 period compared to 39.3% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced net revenues by $11.3 million.
Cost of revenues for the Scantron segment decreased by $2.1 million, or 10.1%, to $18.6 million in the 2012 period from $20.7 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net benefit of $6.1 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $5.7 million decrease in depreciation and amortization and a $0.4 million benefit in other non-cash adjustments. Cost of revenues was also reduced by lower costs of $0.4 million attributable to lower volumes of forms and scanners sold. The decreases were partially offset by increased labor and related expenses of $1.5 million due to investments in implementation resources, lower cost deferrals in the 2012 period of $0.8 million related to implementation services for revenues that have not yet been recognized and other increases of $1.8 million due to higher materials costs, higher amortization expense related to new product releases and higher travel, maintenance and software support expenses. Cost of revenues as a percentage of revenues for the Scantron segment was 64.8% in the 2012 period compared to 73.4% in the 2011 period primarily due to lower non-cash fair value adjustments related to acquisitions and increased net revenues as discussed above.
Cost of revenues for the Faneuil segment increased by $18.3 million to $29.7 million in the 2012 period from $11.4 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to cost of revenues of $18.8 million attributable to the Faneuil Acquisition, partially offset by a decrease in cost of revenues for the HTS and MDT businesses that were transferred from the Scantron segment. In the 2012 period, these businesses incurred a net benefit of $1.0 million related to the MacAndrews Acquisition, including a decrease in amortization of $1.3 million and a net charge of $0.3 million in other non-cash adjustments. The decrease was also due to lower costs of $0.6 million resulting from volume declines and lower labor and related expenses of $0.3 million, partially offset by an increase in amortization expense related to a reduction in the remaining economic life of certain intangible assets.
Elimination of cost of revenues increased to $0.6 million in the 2012 period from $0.1 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, General and Administrative Expenses:

	Successor	Predecessor
	Three Months Ended
	June 30,
	2012	2011
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$46.4	$44.9
Harland Financial Solutions segment	25.9	28.5
Scantron segment	18.9	20.2
Faneuil segment	5.7	3.0
Corporate	4.6	4.7
Total	$101.5	$101.3
Selling, general and administrative expenses increased by $0.2 million, or 0.2%, to $101.5 million in the 2012 period from $101.3 million in the 2011 period.
Selling, general and administrative expenses for the Harland Clarke segment increased by $1.5 million, or 3.3%, to $46.4 million in the 2012 period from $44.9 million in the 2011 period. The increase was primarily due to increases in expenses related to timing of an incentive program in the 2011 period of $1.9 million, advertising and promotion of $0.6 million, depreciation and amortization unrelated to purchase accounting of $0.4 million and selling expenses of $0.2 million. In the 2012 period, the Harland Clarke segment incurred a net benefit of $0.7 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $1.2 million benefit in other non-cash adjustments and a $0.5 million increase in depreciation and amortization. The increases were also partially offset by additional capitalized labor of $0.9 million and a decrease in other general overhead expenses of $0.2 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.4% in the 2012 period compared to 15.8% in the 2011 period primarily due to the decrease in net revenues in the 2012 period as discussed above and increased labor expenses.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $2.6 million, or 9.1%, to $25.9 million in the 2012 period from $28.5 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net benefit of $1.3 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $1.6 million benefit in other non-cash adjustments and a $0.3 million increase in depreciation and amortization. The decrease was also due to a $1.4 million increase in capitalized software development costs, a decrease in travel expenses of $0.5 million and a decrease in commission expense of $0.5 million. These decreases were partially offset by increases in depreciation and amortization unrelated to purchase accounting of $0.4 million, an increase in bad debt expense of $0.3 million and an increase in labor expense of $0.3 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 44.5% in the 2012 period compared to 37.8% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced net revenues by $11.3 million.
Selling, general and administrative expenses for the Scantron segment decreased by $1.3 million, or 6.4%, to $18.9 million in the 2012 period from $20.2 million in the 2011 period. The decrease was primarily due to cost savings of $1.4 million resulting from restructuring and other cost reduction activities and a $1.6 million increase in capitalized software development costs. These decreases were partially offset by higher integration costs of $0.6 million related to the Spectrum K12 and Global Scholar businesses and lower cost deferrals in the 2012 period of $0.8 million related to implementation services for revenue not yet recognized. In the 2012 period, the Scantron segment incurred a net charge of $0.3 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $0.2 million increase in depreciation and amortization and a $0.1 million charge from other non-cash adjustments. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 65.9% in the 2012 period compared to 71.6% in the 2011 period primarily due to the overall decrease in selling, general and administrative expenses and increased net revenues as discussed above.
Selling, general and administrative expenses for the Faneuil segment increased by $2.7 million to $5.7 million in the 2012 period from $3.0 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to selling, general and administrative expenses of $3.0 million attributable to the Faneuil Acquisition, partially offset by a decrease in selling, general and administrative expenses for the HTS and MDT businesses that were transferred from the Scantron segment. The decrease for the HTS and MDT businesses was primarily due to cost reductions.
Corporate selling, general and administrative expenses decreased by $0.1 million, or 2.1% to $4.6 million in the 2012 period from $4.7 million in the 2011 period primarily due to lower general overhead expenses.

Harland Clarke Holdings Corp. and Subsidiaries

Revaluation of Contingent Consideration
Operating expenses decreased by $2.4 million in the 2011 period due to a net decrease in the fair value of accrued contingent consideration primarily related to acquisitions in 2009 and 2010, which resulted from a decrease in revenue projections that would trigger a payment.
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
In the 2012 period, the Company recorded restructuring costs of $2.0 million for the Harland Clarke segment, $0.4 million for the Harland Financial Solutions segment, $1.2 million for the Scantron segment and $0.1 million for the Faneuil segment related to these plans. In the 2011 period, the Company recorded restructuring costs of $0.7 million for the Harland Clarke segment, $0.3 million for the Harland Financial Solutions segment and $2.7 million for the Scantron segment related to these plans.
Interest Income
Interest income was $0.2 million in the 2012 period compared to $0.1 million in the 2011 period. The increase in interest income was primarily due to an increase in notes receivable outstanding from a related party (see Note 16 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $51.2 million in the 2012 period compared to $27.4 million in the 2011 period. The increase in interest expense was primarily due to fair value adjustments related to the MacAndrews Acquisition that resulted in $29.3 million of non-cash interest expense during the 2012 period, partially offset by a decrease in total debt outstanding.
Other Income (Expense), Net
Other income (expense), net was income of $13.2 million in 2011 period due to a gain on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was a benefit of 40.3% in the 2012 period and a provision of 35.0% in the 2011 period. The benefit for income taxes in the 2012 period reflects tax credits not previously recorded and certain foreign income not subject to tax. The provision for income taxes in the 2011 period reflects a release of a valuation allowance for capital loss carryovers utilized and an adjustment to contingent consideration that is not subject to income taxes.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The operating results for the six months ended June 30, 2011, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired GlobalScholar business from its date of acquisition. The operating results for the six months ended June 30, 2012, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired Faneuil business for the full period since Faneuil and the Company were under common control during the period. The operating results for the six months ended June 30, 2011 and 2012 include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above.

Harland Clarke Holdings Corp. and Subsidiaries

Net Revenues:

	Successor	Predecessor
	Six Months Ended
	June 30,
	2012	2011
Consolidated Net Revenues:
Harland Clarke segment	$579.7	$567.4
Harland Financial Solutions segment	108.5	147.3
Scantron segment	58.8	60.8
Faneuil segment	73.8	34.3
Eliminations	(1.1)	(0.2)
Total	$819.7	$809.6
Net revenues increased by $10.1 million or 1.2%, to $819.7 million in the 2012 period from $809.6 million in the 2011 period.
Net revenues for the Harland Clarke segment increased by $12.3 million, or 2.2%, to $579.7 million in the 2012 period from $567.4 million in the 2011 period. This increase was primarily due to a net benefit of $16.8 million for non-cash fair value adjustments to deferred revenues and client incentives related to the MacAndrews Acquisition and an increase in revenues per unit that increased net revenues by $8.9 million. These increases were partially offset by volume declines, net of client additions and losses, in check and related products that reduced net revenues by $12.0 million and a decrease in other non-check revenues of $2.0 million.
Net revenues for the Harland Financial Solutions segment decreased by $38.8 million, or 26.3%, to $108.5 million in the 2012 period from $147.3 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $30.7 million from non-cash fair value adjustments to deferred revenue related to the MacAndrews Acquisition. In addition, net revenues decreased by $6.4 million due to a decrease in software license revenues primarily as a result of the timing of license agreements with certain international customers and by $1.5 million due to decreased early termination fees, which were partially offset by a $1.4 million increase in service bureau revenues.
Net revenues for the Scantron segment decreased by $2.0 million, or 3.3%, to $58.8 million in the 2012 period from $60.8 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net charge of $5.5 million from non-cash fair value adjustments to deferred revenue related to the MacAndrews Acquisition compared to a net charge of $5.3 million in the 2011 period from non-cash fair value adjustments to deferred revenues related to the acquisitions of the Spectrum K12 and GlobalScholar businesses. The remaining decrease in net revenues was due to volume declines in forms, scanners and other services that reduced revenues by $4.9 million, partially offset by revenue increases for the GlobalScholar and Spectrum K12 businesses of $3.2 million primarily due to an increase in project implementations.
Net revenues for the Faneuil segment increased by $39.5 million to $73.8 million in the 2012 period from $34.3 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to net revenues of $45.0 million attributable to the Faneuil Acquisition, partially offset by a decrease in net revenues for the HTS and MDT businesses that were transferred from the Scantron segment. In the 2012 period, these businesses incurred a net charge of $4.2 million from non-cash fair value adjustments to deferred revenues related to the MacAndrews Acquisition. The remaining decrease was primarily due to declines in revenues related to installation and maintenance services.
Elimination of net revenues increased to $1.1 million in the 2012 period from $0.2 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Successor	Predecessor
	Six Months Ended
	June 30,
	2012	2011
Consolidated Cost of Revenues:
Harland Clarke segment	$388.4	$350.8
Harland Financial Solutions segment	61.7	59.4
Scantron segment	38.4	41.8
Faneuil segment	59.3	22.5
Eliminations	(1.1)	(0.2)
Total	$546.7	$474.3
Cost of revenues increased by $72.4 million, or 15.3%, to $546.7 million in the 2012 period from $474.3 million in the 2011 period.
Cost of revenues for the Harland Clarke segment increased by $37.6 million, or 10.7%, to $388.4 million in the 2012 period from $350.8 million in the 2011 period. In the 2012 period, the Harland Clarke segment incurred a net charge of $41.0 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $28.5 million increase in depreciation and amortization and a $12.5 million charge from other non-cash adjustments. The increase in cost of revenues was also a result of an increase in delivery expenses of $5.3 million. These increases were partially offset by decreases in other variable expenses related to volume declines of $5.5 million, depreciation and amortization unrelated to purchase accounting of $2.1 million and other general overhead expenses of $1.3 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 67.0% in the 2012 period compared to 61.8% in the 2011 period primarily due to the non-cash fair value adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Harland Financial Solutions segment increased by $2.3 million, or 3.9%, to $61.7 million in the 2012 period from $59.4 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $3.3 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $4.9 million increase in depreciation and amortization and a $1.6 million benefit in other non-cash adjustments. The increase in cost of revenues was also a result of an increase in telecom expense of $0.5 million primarily due to growth in service bureau business and an increase in internal software expense of $0.5 million. These increases were partially offset by decreases in depreciation and amortization unrelated to purchase accounting of $0.9 million, a decrease in hardware expense of $0.6 million due to a change in product mix and a decrease in travel expenses of $0.2 million. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 56.9% in the 2012 period compared to 40.3% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced net revenues by $30.7 million.
Cost of revenues for the Scantron segment decreased by $3.4 million, or 8.1%, to $38.4 million in the 2012 period from $41.8 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net benefit of $11.2 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including an $11.3 million decrease in depreciation and amortization and a $0.1 million charge from other non-cash adjustments. These decreases were partially offset by increased labor and related expenses of $5.2 million due to investments in implementation resources, lower cost deferrals in the 2012 period of $0.2 million related to implementation services for revenues that have not yet been recognized and other increases of $2.3 million due to higher amortization expense related to new product releases, higher travel expenses related to increased implementations and higher material costs. Cost of revenues as a percentage of revenues for the Scantron segment was 65.3% in the 2012 period compared to 68.8% in the 2011 period primarily due to lower non-cash fair value adjustments related to acquisitions.
Cost of revenues for the Faneuil segment increased by $36.8 million to $59.3 million in the 2012 period from $22.5 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to cost of revenues of $37.6 million attributable to the Faneuil Acquisition, partially offset by a decrease in cost of revenues for the HTS and MDT businesses that were transferred from the Scantron segment. In the 2012 period, these businesses incurred a net benefit of $1.3 million related to the MacAndrews Acquisition including a decrease in amortization of $2.0 million and a net charge of $0.7 million in other non-cash adjustments. The decrease for the HTS and MDT businesses was also due to lower costs of $0.8 million resulting from volume declines, partially offset by an increase in amortization expense related to a reduction in the remaining economic life of certain intangible assets.
Elimination of cost of revenues increased to $1.1 million in the 2012 period from $0.2 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, General and Administrative Expenses:

	Successor	Predecessor
	Six Months Ended
	June 30,
	2012	2011
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$93.4	$93.7
Harland Financial Solutions segment	53.7	56.1
Scantron segment	39.6	41.3
Faneuil segment	11.5	5.9
Corporate	8.8	8.3
Total	$207.0	$205.3
Selling, general and administrative expenses increased by $1.7 million, or 0.8%, to $207.0 million in the 2012 period from $205.3 million in the 2011 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $0.3 million, or 0.3%, to $93.4 million in the 2012 period from $93.7 million in the 2011 period. In the 2012 period, the Harland Clarke segment incurred a net benefit of $2.7 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $3.4 million benefit in other non-cash adjustments and a $0.7 million increase in depreciation and amortization. The decrease was also due to an increase in capitalized labor costs of $1.1 million. These decreases were partially offset by increases in expenses related to timing of an incentive program in the 2011 period of $1.9 million, advertising and promotion of $0.8 million, selling expenses of $0.6 million and travel expenses of $0.3 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 16.1% in the 2012 period compared to 16.5% in the 2011 period primarily due to the increase in net revenues in the 2012 period as discussed above and the benefit in other non-cash adjustments related to the MacAndrews Acquisition.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $2.4 million, or 4.3%, to $53.7 million in the 2012 period from $56.1 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net benefit of $2.4 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $3.0 million benefit in other non-cash adjustments and a $0.6 million increase in depreciation and amortization. The decrease was also due to a $2.0 million increase in capitalized software development costs, a decrease in commission expense of $0.3 million and a decrease in travel expenses of $0.2 million. These decreases were partially offset by an increase in labor and benefit costs of $1.2 million, an increase in depreciation and amortization unrelated to purchase accounting of $0.8 million and an increase in bad debt expense of $0.5 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 49.5% in the 2012 period compared to 38.1% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced net revenues by $30.7 million.
Selling, general and administrative expenses for the Scantron segment decreased by $1.7 million, or 4.1%, to $39.6 million in the 2012 period from $41.3 million in the 2011 period. The decrease was primarily due to cost savings of $2.4 million resulting from restructuring and other cost reduction activities and a $1.5 million increase in capitalized software development costs, which were partially offset by higher integration costs of $1.1 million related to the Spectrum K12 and Global Scholar businesses and lower cost deferrals in the 2012 period of $0.5 million related to implementation services for revenue not yet recognized. In the 2012 period, the Scantron segment incurred a net charge of $0.6 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $0.4 million increase in depreciation and amortization and a $0.2 million charge from other non-cash adjustments. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 67.3% in the 2012 period compared to 67.9% in the 2011 period primarily due to the overall decrease in selling, general and administrative expenses.
Selling, general and administrative expenses for the Faneuil segment increased by $5.6 million to $11.5 million in the 2012 period from $5.9 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to selling, general and administrative expenses of $5.9 million attributable to the Faneuil Acquisition, partially offset by a decrease in selling, general and administrative expenses for the HTS and MDT businesses that were transferred from the Scantron segment. The decrease for the HTS and MDT businesses was primarily due to cost reductions.
Corporate selling, general and administrative expenses increased by $0.5 million, or 6.0% to $8.8 million in the 2012 period from $8.3 million in the 2011 period primarily due to costs associated with the MacAndrews Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries

Revaluation of Contingent Consideration
Operating expenses decreased by $0.5 million in the 2012 period due to a decrease in the fair value of accrued contingent consideration related to an acquisition in 2010, which resulted from a decrease in revenue projections that would trigger a payment. Operating expenses decreased by $5.1 million in the 2011 period due to a net decrease in the fair value of accrued contingent consideration primarily related to acquisitions in 2009 and 2010, which resulted from a decrease in revenue projections that would trigger a payment.
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
In the 2012 period, the Company recorded restructuring costs of $2.7 million for the Harland Clarke segment, $0.4 million for the Harland Financial Solutions segment, $1.6 million for the Scantron segment and $0.3 million for the Faneuil segment related to these plans. In the 2011 period, the Company recorded restructuring costs of $3.3 million for the Harland Clarke segment, $2.4 million for the Scantron segment and $0.3 million for the Harland Financial Solutions segment related to these plans.
Interest Income
Interest income was $0.5 million in the 2012 period compared to $0.2 million in the 2011 period. The increase in interest income was primarily due to an increase in notes receivable outstanding from a related party (see Note 16 to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $109.7 million in the 2012 period compared to $54.6 million in the 2011 period. The increase in interest expense was primarily due to fair value adjustments related to the MacAndrews Acquisition that resulted in $64.0 million of non-cash interest expense during the 2012 period, partially offset by a decrease in total debt outstanding.
Other Income (Expense), Net
Other income (expense), net was an expense of $0.2 million in the 2012 period compared to income of $13.2 million in the 2011 period due to a loss in the 2012 period and a gain in the 2011 period on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was a benefit of 36.1% in the 2012 period and a provision of 34.0% in the 2011 period. The benefit for income taxes in the 2012 period reflects tax credits not previously recorded and certain foreign income not subject to tax, partially offset by foreign losses for which no benefit has been recorded. The provision for income taxes in the 2011 period reflects the release of a reserve for uncertain tax positions, a release of a valuation allowance for capital loss carryovers utilized and an adjustment to contingent consideration that is not subject to income taxes.
Liquidity and Capital Resources
Cash Flow Analysis
The following table summarizes the Company's historical cash flows:

	Successor	Predecessor
	Six Months Ended
	June 30,
(In millions)	2012	2011
Cash Provided By (Used In):
Operating activities	$83.6	$90.9
Investing activities	(16.7)	(149.4)
Financing activities	(85.3)	(10.3)
The Company's net cash provided by operating activities during the six months ended June 30, 2012 was $83.6 million

Harland Clarke Holdings Corp. and Subsidiaries

compared to $90.9 million during the six months ended June 30, 2011. The decrease in net cash provided by operating activities of $7.3 million was due to a decrease in cash flow from operations partially offset by a decrease in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income which was partially offset by increased depreciation and amortization for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in working capital was primarily due to an increase in deferred revenues and a decrease in inventories, partially offset by an increase in accounts receivable and an increase in income tax payments during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
The Company's net cash used in investing activities was $16.7 million during the six months ended June 30, 2012 compared to $149.4 million during the six months ended June 30, 2011. The decrease in cash used in investing activities was primarily due to a decrease in cash expended on acquisitions and an increase in proceeds from the sale of marketable securities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, partially offset by an increase in capital expenditures primarily due to the timing of expenditures during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.
The Company's net cash used in financing activities was $85.3 million during the six months ended June 30, 2012 compared to $10.3 million during the six months ended June 30, 2011. The increase in net cash used in financing activities was primarily due to dividends paid to parent of $25.8 million, a payment to parent of $33.8 million for the Faneuil Acquisition, an increase in repayments of credit agreements and other borrowings and payments of $7.0 million related to derivative instruments during the six months ended June 30, 2012, partially offset by borrowings by Faneuil on a revolving credit facility with an affiliate of MacAndrews during the six months ended June 30, 2012 as further described in Note 10 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The consolidated statements of cash flows reflected borrowings of $25.0 million and repayments of $25.6 million made by Faneuil in January 2012.
Accounting guidance for acquisitions among entities under common control requires the $33.8 million of cash paid in excess of the carrying amount of the assets and liabilities assumed for the Faneuil Acquisition to be treated as an equity transaction with the parent in financing activities. The $36.2 million remaining balance of the $70.0 million purchase price is treated as consideration paid to purchase the affiliate in investing activities.
The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 during the three months ended June 30, 2012. On July 24, 2012, the Company completed certain refinancing transactions with respect to its credit agreement dated as of April 4, 2007, as amended on May 10, 2012. See Note 10 - Long-Term Debt and Note 17 - Subsequent Events to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2012 and 2011, the Company incurred $30.2 million and $25.0 million of capital expenditures and $0.2 million and $0.1 million of capitalized interest, respectively. The Company's capital expenditures are estimated to be in the range of $50.0 million to $60.0 million for the fiscal year ending December 31, 2012.

•	Contract Acquisition Payments. During the six months ended June 30, 2012 and 2011, the Company made $20.6 million and $27.5 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's operations. During the six months ended June 30, 2012 and 2011, the Company made $4.3 million and $7.1 million of payments for restructuring, respectively.

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
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of June 30, 2012, the Company had $92.2 million of availability under its revolving credit facility (after giving effect to the issuance of $7.8 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 21, 2012 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
In addition to factors described in the Company's SEC filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•
further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic downturn and higher unemployment, which could result in more rapid declines in product sales and/or pricing pressure and reductions in information technology budgets which could result in adverse effects on our businesses;

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

Harland Clarke Holdings Corp. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
At June 30, 2012, the Company had $1,702.0 million of term loans outstanding under its credit agreement, $7.8 million of letters of credit outstanding under its revolving credit facility, $204.3 million of floating rate senior notes and $271.3 million of 9.50% fixed rate senior notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at June 30, 2012 would have resulted in an increase in its interest expense for the six months ended June 30, 2012 of approximately $6.0 million, including the effect of the interest rate derivative transactions discussed below.
In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into interest rate derivative transactions in 2009 and 2010 in the form of swaps with notional amounts totaling $505.0 million currently outstanding as further described in Note 11 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These derivatives currently swap the underlying variable rates for fixed rates ranging from 1.264% to 2.140%.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2012.
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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 during the three months ended June 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended June 30, 2012.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No additional information need be presented.

Harland Clarke Holdings Corp. and Subsidiaries

Item 6. Exhibits

4.15
Credit Agreement, dated as of April 4, 2007, as amended by the First Amendment dated as of May 4, 2007 and the Second Amendment dated as of May 10, 2012, by and among the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers.

4.16
Indenture, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., as Issuer, the Co-Issuers named therein, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent.

4.17	Purchase Agreement, dated as of July 17, 2012, by and among Harland Clarke Holdings Corp., as Issuer, certain Co-Issuers named therein, and the Initial Purchasers named therein.

4.18
Security Agreement, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., certain subsidiaries of Harland Clarke Holdings Corp. named therein, and Wells Fargo Bank, National Association, as collateral trustee.

4.19
Collateral Trust Agreement, dated as of July 24, 2012, by and among, Harland Clarke Holdings Corp., certain subsidiaries of Harland Clarke Holdings Corp. named therein, Credit Suisse AG, Cayman Islands Branch, as credit agreement collateral agent, and Wells Fargo Bank, National Association, as trustee and as collateral trustee.

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 9, 2012.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 9, 2012.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Date:	August 9, 2012	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2012	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

4.15
Credit Agreement, dated as of April 4, 2007, as amended by the First Amendment dated as of May 4, 2007 and the Second Amendment dated as of May 10, 2012, by and among the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers.

4.16
Indenture, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., as Issuer, the Co-Issuers named therein, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent.

4.17	Purchase Agreement, dated as of July 17, 2012, by and among Harland Clarke Holdings Corp., as Issuer, certain Co-Issuers named therein, and the Initial Purchasers named therein.

4.18
Security Agreement, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., certain subsidiaries of Harland Clarke Holdings Corp. named therein, and Wells Fargo Bank, National Association, as collateral trustee.

4.19
Collateral Trust Agreement, dated as of July 24, 2012, by and among, Harland Clarke Holdings Corp., certain subsidiaries of Harland Clarke Holdings Corp. named therein, Credit Suisse AG, Cayman Islands Branch, as credit agreement collateral agent, and Wells Fargo Bank, National Association, as trustee and as collateral trustee.

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 9, 2012.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 9, 2012.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.