Form 10-Q
period 2012-09-30
HARLAND CLARKE HOLDINGS CORP
filed 2012-11-02
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐    No  ☑

As of October 31, 2012, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(recasted)
ASSETS
Current assets:
Cash and cash equivalents	$74.5	$101.8
Marketable securities	—	56.6
Accounts receivable (net of allowances of $1.3 and $1.8)	142.5	121.3
Inventories	29.5	43.2
Income taxes receivable	0.7	15.7
Deferred tax assets	41.2	25.5
Prepaid expenses and other current assets	61.8	54.0
Total current assets	350.2	418.1
Property, plant and equipment	262.0	216.7
Less accumulated depreciation	(63.4)	(6.0)
Property, plant and equipment, net	198.6	210.7
Goodwill	758.7	758.6
Other intangible assets, net	1,566.9	1,659.0
Contract acquisition payments, net	13.7	—
Notes receivable - related party	30.0	30.0
Other assets	47.4	27.3
Total assets	$2,965.5	$3,103.7
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$45.2	$39.1
Deferred revenues	128.5	82.2
Current maturities of long-term debt	75.0	45.1
Accrued liabilities:
Salaries, wages and employee benefits	57.3	58.1
Income and other taxes payable	12.1	12.8
Customer incentives	54.6	57.4
Payable to parent	—	0.2
Other current liabilities	46.0	33.7
Total current liabilities	418.7	328.6
Long-term debt	1,764.3	1,766.9
Deferred tax liabilities	615.4	726.5
Deferred revenues	52.1	28.5
Other liabilities	87.4	105.9
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	82.6	145.5
(Accumulated deficit) retained earnings	(55.2)	1.9
Accumulated other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	0.3	—
Unrecognized amounts included in postretirement obligations	(0.1)	(0.1)
Derivative fair-value adjustments	—	(0.1)
Unrealized gains on investments, net	—	0.1
Total accumulated other comprehensive income (loss), net of taxes	0.2	(0.1)
Total stockholder's equity	27.6	147.3
Total liabilities and stockholder's equity	$2,965.5	$3,103.7
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Product revenues, net	$320.3	$326.2	$963.1	$975.3
Service revenues, net	102.3	81.5	279.2	242.0
Total net revenues	422.6	407.7	1,242.3	1,217.3
Cost of products sold	192.7	196.5	608.5	591.5
Cost of services provided	67.4	41.5	198.3	120.8
Total cost of revenues	260.1	238.0	806.8	712.3
Gross profit	162.5	169.7	435.5	505.0
Selling, general and administrative expenses	92.7	99.2	299.7	304.5
Revaluation of contingent consideration	(0.1)	(19.5)	(0.6)	(24.6)
Asset impairment charges	0.7	0.1	0.7	2.4
Restructuring costs	11.6	2.3	16.6	8.3
Operating income	57.6	87.6	119.1	214.4
Interest income	0.2	0.1	0.7	0.3
Interest expense	(56.3)	(27.4)	(166.0)	(82.0)
Loss on early extinguishment of debt	(34.2)	—	(34.2)	—
Other (expense) income, net	—	—	(0.2)	13.2
(Loss) income before income taxes	(32.7)	60.3	(80.6)	145.9
(Benefit) provision for income taxes	(13.7)	13.7	(31.0)	42.8
Net (loss) income	$(19.0)	$46.6	$(49.6)	$103.1
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(19.0)	$46.6	$(49.6)	$103.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.7	(1.4)	0.3	(0.2)
Changes in derivative instruments:
Changes in fair value of interest rate swaps during period	—	(0.9)	—	(3.9)
Less reclassification adjustments for loss included in net (loss) income	—	2.3	0.1	6.8
Net changes in derivative instruments	—	1.4	0.1	2.9
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments during period	—	—	(0.2)	0.3
Less reclassification adjustment for amounts included in net (loss) income	—	—	0.1	(8.1)
Net change in unrealized (losses) gains on investments	—	—	(0.1)	(7.8)
Changes in postretirement benefit obligations recognized in other comprehensive income:
Amortization of prior service credits included in net income	—	(0.1)	—	(0.2)
Net change in postretirement benefit obligation recognized in other comprehensive income	—	(0.1)	—	(0.2)
Total other comprehensive income (loss), net of tax	0.7	(0.1)	0.3	(5.3)
Comprehensive (loss) income	$(18.3)	$46.5	$(49.3)	$97.8

Tax Benefit (Expense) of Other Comprehensive Income (Loss) Included in Above Amounts:
Changes in derivative instruments:
Changes in fair value of interest rate swaps during period	$—	$0.7	$—	$2.6
Less reclassification adjustments for loss included in net income	—	(1.6)	—	(4.4)
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments during period	—	—	—	(0.2)
Less reclassification adjustment for amounts included in net income	—	—	(0.1)	5.1
Changes in postretirement benefit obligations recognized in other comprehensive income:
Amortization of prior service credits included in net income	—	—	—	0.1
Total net tax (expense) benefit included in other comprehensive (loss) income	$—	$(0.9)	$(0.1)	$3.2

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

	Successor	Predecessor
	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net (loss) income	$(49.6)	$103.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	57.3	31.6
Amortization of intangible assets	102.9	90.4
Amortization of debt fair value adjustments, original issue discount and deferred financing fees	92.0	5.2
Loss on early extinguishment of debt	34.2	—
Revaluation of contingent consideration	(0.6)	(24.6)
Loss (gain) on sale of marketable securities	0.2	(13.2)
Deferred income taxes	(127.6)	(31.8)
Asset impairments	0.7	2.4
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(21.6)	(3.6)
Inventories	13.7	1.9
Prepaid expenses and other assets	(12.5)	(3.1)
Contract acquisition payments, net	(13.7)	(9.3)
Accounts payable and accrued liabilities	8.6	(5.2)
Deferred revenues	70.0	15.9
Income and other taxes	8.6	14.6
Payable to parent	(0.2)	(0.6)
Other, net	2.1	(0.2)
Net cash provided by operating activities	164.5	173.5
Investing activities
Purchase of businesses, net of cash acquired	(36.2)	(134.9)
Additional purchase price consideration for previous acquisition	—	(0.2)
Repayments of related party notes receivable	—	1.0
Proceeds from sale of property, plant and equipment	0.1	0.1
Proceeds from sale of marketable securities	56.3	13.4
Capital expenditures	(47.0)	(39.4)
Capitalized interest	(0.4)	(0.2)
Computer software development	(10.6)	(4.8)
Net cash used in investing activities	(37.8)	(165.0)
Financing activities
Dividend paid to parent	(25.8)	—
Acquisition of business from parent	(33.8)	—
Payments of contingent consideration arrangements	—	(0.3)
Payments for derivative instruments	(8.7)	—
Issuance of notes	225.6	—
Borrowings on credit agreements	25.0	—
Repayments of credit agreements and other borrowings	(324.0)	(14.8)
Debt issuance costs	(12.3)	—
Net cash used in financing activities	(154.0)	(15.1)
Net decrease in cash and cash equivalents	(27.3)	(6.6)
Cash and cash equivalents at beginning of period	101.8	211.5
Cash and cash equivalents at end of period	$74.5	$204.9
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$60.8	$70.0
Income taxes, net of refunds	87.4	60.1
Non cash financing activities:
Extinguishment of Faneuil debt to parent	$25.4	$—

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
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes (see Note 3), including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition. Accordingly, the accompanying financial statements for the Predecessor and Successor periods are not comparable in all material respects and the Company is required to present separately its operating results for periods before and after the MacAndrews Acquisition. The periods prior to the MacAndrews Acquisition (three and nine months ended September 30, 2011) are presented in the accompanying consolidated financial statements as "Predecessor." The periods subsequent to the MacAndrews Acquisition (three and nine months ended September 30, 2012) are presented in the accompanying consolidated financial statements as "Successor."
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
The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes and 2018 Senior Secured Notes (as defined hereinafter) (see Note 10). Harland Clarke Holdings is a holding company and has no significant assets at September 30, 2012 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform with the presentation in the consolidated balance sheet for 2012. These reclassifications had no effect on previously reported net income. Non-current deferred revenues and notes receivable - related party are now presented as separate line items in the consolidated balance sheets. Previously, non-current deferred revenues were included in other liabilities and notes receivable - related party were included in other assets. These reclassifications are also now included in the consolidated statements of cash flows.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table summarizes the estimated fair values of the Company's assets and liabilities assumed at the date of the MacAndrews Acquisition:

Cash		$185.2
Accounts receivable		110.1
Property, plant and equipment		207.1
Goodwill *		745.6
Other intangible assets:
Customer relationships	$1,519.0
Tradenames	101.4
Technology	39.8
Total other intangible assets		1,660.2
Other assets *		149.0
Total assets acquired *		3,057.2
Deferred revenues		96.8
Long-term debt		1,787.4
Deferred tax liabilities *		722.4
Other liabilities *		308.4
Net assets acquired *		$142.2
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
As part of the application of fair value accounting for business combinations, the carrying value of inventory was increased by $17.5. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the fair-valued inventory was sold (of which $0.0 and $13.9 was expensed during the three and nine months ended September 30, 2012, respectively).
Also as part of the application of fair value accounting for business combinations, the carrying values of long-term debt and deferred revenues were decreased by $417.8 and $68.1, respectively. These non-cash fair value adjustments result in higher interest expense and lower revenues being recognized over the related earnings period, both of which are non-cash adjustments (of which $27.2 and $91.2 was reflected as increased non-cash interest expense and $7.9 and $46.1 was reflected as reduced revenues during the three and nine months ended September 30, 2012, respectively). The Company also wrote-off $34.2 of the non-cash fair value adjustment to long-term debt in the third quarter of 2012 as a result of the refinancing transactions (see Note 10).

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

	Unaudited Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net revenues	$405.0	$1,187.1
Operating income	80.1	150.8
Net income	22.4	7.7
Depreciation and amortization (excluding amortization of deferred financing fees)	48.2	147.9
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
The allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. During 2011, the Company recorded additional deferred tax assets of $2.9 in accordance with applicable accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.6 is deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2011, with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
The contingent consideration arrangement provided for cash payments of up to an aggregate maximum of $20.0, based on the achievement of certain revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that were not observable in the market (Level 3 inputs). Key assumptions included a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration arrangement required recurring remeasurement for changes in key assumptions (see Note 12). As of September 30, 2012, the contingent consideration liability was $0.0 and no amount will be paid in 2012 because the revenue targets were not met.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment results in lower revenue being recognized over the related earnings period (of which $0.9 and $4.6 was reflected as a reduction of revenues for the three and nine months ended September 30, 2011).
The fair value of financial assets acquired was not significant and all GlobalScholar-related receivables are expected to be collected. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.
4. Inventories
Inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished goods	$7.1	$12.4
Work-in-process	8.4	17.9
Raw materials	14.0	12.9
	$29.5	$43.2
5. Assets Held For Sale
At September 30, 2012, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
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
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	September 30, 2012	December 31, 2011
Land	$1.0	$1.0
Buildings and improvements	2.3	2.3
	$3.3	$3.3
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the nine months ended September 30, 2012 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Faneuil	Total
Balance as of December 31, 2011 *	$415.0	$281.8	$40.1	$21.7	$758.6
Effect of exchange rate changes	—	—	0.1	—	0.1
Balance as of September 30, 2012	$415.0	$281.8	$40.2	$21.7	$758.7
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization
	Useful Life (in years)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	3 - 19	$1,528.0	$1,528.0	$102.4	$12.3
Tradenames	15 - 25	101.4	101.4	4.0	0.1
Software and other	5 - 9	52.9	42.2	9.8	1.0
		1,682.3	1,671.6	116.2	13.4
Indefinite-lived intangible assets:
Tradename		0.8	0.8	—	—
Total other intangible assets		$1,683.1	$1,672.4	$116.2	$13.4
Amortization expense was $34.7 and $102.9 for the three and nine months ended September 30, 2012, respectively, and $30.3 and $90.4 for the three and nine months ended September 30, 2011, respectively.
Estimated aggregate amortization expense for intangible assets through December 31, 2016 is as follows:

Three months ending December 31, 2012	$34.8
Year ending December 31, 2013	127.8
Year ending December 31, 2014	119.5
Year ending December 31, 2015	111.8
Year ending December 31, 2016	101.3
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the three months ended September 30, 2012 and 2011 is as follows:

	Harland Clarke(1)	Harland Financial Solutions(1)	Scantron(1)(2)	Faneuil(1)(3)	Corporate and Other(4)	Total
Successor
Three months ended September 30, 2012:
Product revenues, net	$278.4	$17.2	$22.5	$2.2	$—	$320.3
Service revenues, net	8.3	47.5	7.1	39.4	—	102.3
Intersegment revenues	—	—	0.6	—	(0.6)	—
Operating income (loss)(5)	56.6	7.9	(5.2)	2.9	(4.6)	57.6
Depreciation and amortization (excluding amortization of debt fair value adjustments, original issue discount and deferred financing fees)	37.2	10.0	4.3	2.9	—	54.4
Capital expenditures (excluding capital leases)	11.8	3.0	0.8	1.2	—	16.8

Predecessor
Three months ended September 30, 2011:
Product revenues, net	$277.9	$17.9	$27.8	$2.6	$—	$326.2
Service revenues, net	7.3	54.5	4.4	15.3	—	81.5
Intersegment revenues	0.1	—	—	0.1	(0.2)	—
Operating income (loss)(5)	65.8	13.2	9.0	3.1	(3.5)	87.6
Depreciation and amortization (excluding amortization of deferred financing fees)	23.0	6.8	9.1	2.1	—	41.0
Capital expenditures (excluding capital leases)	9.8	1.8	2.7	0.1	—	14.4

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the nine months ended September 30, 2012 and 2011 is as follows:

	Harland Clarke(1)	Harland Financial Solutions(1)	Scantron(1)(2)	Faneuil(1)(3)	Corporate and Other(4)	Total
Successor
Nine months ended September 30, 2012:
Product revenues, net	$841.1	$48.8	$67.8	$5.4	$—	$963.1
Service revenues, net	25.2	124.4	19.8	109.8	—	279.2
Intersegment revenues	0.1	—	1.4	0.2	(1.7)	—
Operating income (loss)(5)	151.8	1.1	(26.0)	5.6	(13.4)	119.1
Depreciation and amortization (excluding amortization of debt fair value adjustments, original issue discount and deferred financing fees)	110.5	28.6	13.1	8.0	—	160.2
Capital expenditures (excluding capital leases)	32.0	6.3	5.4	3.3	—	47.0
Total assets:
September 30, 2012	$1,409.5	$381.2	$188.4	$112.2	$874.2	$2,965.5
December 31, 2011(6)	$1,498.5	$426.7	$173.1	$114.9	$890.5	$3,103.7

Predecessor
Nine months ended September 30, 2011:
Product revenues, net	$831.4	$56.1	$80.7	$7.1	$—	$975.3
Service revenues, net	21.2	163.6	12.3	44.9	—	242.0
Intersegment revenues	0.1	—	—	0.3	(0.4)	—
Operating income (loss)(5)	185.8	45.4	(14.0)	9.0	(11.8)	214.4
Depreciation and amortization (excluding amortization of deferred financing fees)	69.0	19.9	26.7	6.4	—	122.0
Capital expenditures (excluding capital leases)	25.2	5.1	8.9	0.2	—	39.4
_______________________

(1)	See Notes 1 and 3 for information regarding the effect of acquisition accounting related to the MacAndrews Acquisition on operating results.

(2)	Includes results of the acquired GlobalScholar business from the date of acquisition.

(3)	Includes results of the acquired Faneuil business from the date of common control (see Note 3).

(4)	Total assets include goodwill of $758.7 and $758.6 as of September 30, 2012 and December 31, 2011, respectively.

(5)
Includes gain from revaluation of contingent consideration arrangements of $0.1 and $19.5 for the three months ended September 30, 2012 and 2011, respectively, and $0.6 and $24.6 for the nine months ended September 30, 2012 and 2011, respectively, restructuring costs of $11.6 and $2.3 for the three months ended September 30, 2012 and 2011, respectively, and $16.6 and $8.3 for the nine months ended September 30, 2012 and 2011, respectively, (see Note 15) and non-cash impairment charges of $0.7 and $0.1 for the three months ended September 30, 2012 and 2011, respectively, and $0.7 and $2.4 for the nine months ended September 30, 2012 and 2011, respectively.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The components of net periodic postretirement benefit cost for these plans consist of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest cost	$0.1	$0.1	$0.3	$0.4
Amortization of prior service credits	—	(0.1)	—	(0.3)
Net postretirement benefit cost	$0.1	$—	$0.3	$0.1

9. Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company's federal and state tax returns for the tax years 2009 through 2011 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
There are no events that have occurred since December 31, 2011 that had a material impact on amounts accrued for the Company's uncertain tax positions.
10. Long-Term Debt

	September 30, 2012	December 31, 2011
$1,900.0 Senior Secured Credit Facilities:
Extended Term Loans due 2017	$692.8	$—
Non-Extended Term Loans due 2014	729.0	1,719.0
Total $1,900.0 Senior Secured Credit Facilities	1,421.8	1,719.0
9.75% Senior Secured Notes due 2018	235.0	—
Senior Floating Rate Notes due 2015	204.3	204.3
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Faneuil Revolving Credit Facility	—	25.6
Capital lease obligations and other indebtedness	3.4	4.5
Unamortized original issue discount and acquisition accounting-related fair value discount	(296.5)	(412.7)
	1,839.3	1,812.0
Less: current maturities	(75.0)	(45.1)
Long-term debt, net of current maturities	$1,764.3	$1,766.9
$1,900.0 Senior Secured Credit Facilities
Extended Term Loans
On July 24, 2012, an amendment (the "Amendment") entered into on May 10, 2012 by the Company to its credit agreement dated as of April 4, 2007 (the "Credit Agreement") became effective, thereby extending the maturity of $973.0 of term loans under the Credit Agreement (the "Extended Term Loans") from June 2014 to June 2017 (subject to a springing maturity 90 days prior to the maturity date of the Company's 2015 Senior Notes (as defined hereinafter) if such notes have not been repaid, extended or refinanced). The effectiveness of the Amendment was conditioned on, among other customary conditions, the repayment of $280.2 of the Extended Term Loans, which repayment was made with net proceeds from the issuance of the 2018 Senior Secured Notes (as defined hereinafter) and cash on hand. After giving effect to such repayment and the effectiveness of the Amendment, there were $692.8 of Extended Term Loans outstanding and $729.0 of non-extended term loans (the "Non-Extended Term Loans") outstanding. The Company is required to repay the Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 10% of the original extended amount after giving effect to the $280.2 prepayment thereof required as a condition precedent to the effectiveness of the Amendment. The Amendment also includes several covenants in addition to those covenants in the Credit Agreement. The weighted average interest rate on the principal amount of Extended Term Loans outstanding was 5.5% at September 30, 2012.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The Extended Term Loans bear, at the Company's option, interest at:

•	A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 4.25% per annum; or
•A rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 5.25% per annum.
Non-Extended Term Loans
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into the Credit Agreement. The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014 with respect to the Non-Extended Term Loans. The Company is required to repay the Non-Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount multiplied by the ratio of Non-Extended Term Loans outstanding on the effective date of the Amendment to the total Non-Extended Term Loans and Extended Term Loans outstanding on the effective date of the Amendment prior to giving effect to the prepayment required as a condition precedent to the effectiveness of the Amendment. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on the principal amount of Non-Extended Term Loans outstanding was 2.7% at September 30, 2012. As of September 30, 2012, there were no outstanding borrowings under the Revolver and there was $92.2 available for borrowing (giving effect to the issuance of $7.8 of letters of credit).
Under certain circumstances, the Company is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement, the 2015 Senior Notes (as defined hereinafter), and the 2018 Senior Secured Notes (as defined hereinafter) allow the Company to incur substantial additional debt.
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
The Company and each of its existing and future domestic subsidiaries, other than unrestricted subsidiaries, certain immaterial subsidiaries, subsidiaries that do not guarantee other debt of the Company and subject to certain other exceptions, are guarantors and may also be co-borrowers under the Credit Agreement. In addition, the Company's direct parent, CA Acquisition Holdings, Inc., is a guarantor under the Credit Agreement. The senior secured credit facilities are secured by a perfected first priority security interest in substantially all of the Company's, each of the co-borrowers' and the guarantors' tangible and intangible assets and equity interests (other than voting stock in excess of 65.0% of the outstanding voting stock of each direct foreign subsidiary and certain other excluded property).
The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio for the benefit of lenders under the Revolver only. The Company has the right to prepay the term loans at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the term loans with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. Excess cash flow payments of $12.5 and $3.5 were paid in March 2012 and 2011, respectively, for 2011 and 2010, respectively. Under the terms of the Credit Agreement such excess cash flow payments have been, or will be applied against other mandatory payments due in the same year of the excess cash flow payment.

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
Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "2015 Senior Notes Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at September 30, 2012. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement and the 2018 Senior Secured Notes. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries and certain other exceptions, are guarantors and may also be co-issuers under the 2015 Senior Notes.
The 2015 Senior Notes Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company's ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a "change of control," as defined in the 2015 Senior Notes Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.
9.75% Senior Secured Notes due 2018
On July 24, 2012, the Company and Harland Clarke Corp., Harland Financial Solutions, Inc., Scantron Corporation and Checks in the Mail, Inc. (together, the "Co-Issuers") completed an offering of $235.0 aggregate principal amount of 9.75% Senior Secured Notes due 2018 (the "2018 Senior Secured Notes"). The Company used the net proceeds from the offering, together with cash on hand, to repay $280.2 aggregate principal amount of outstanding Extended Term Loans under its Credit Agreement.
The 2018 Senior Secured Notes were issued pursuant to an indenture, dated as of July 24, 2012 (the "2018 Senior Secured Notes Indenture"), among the Company, the Co-Issuers, certain of the Company's domestic subsidiaries that guarantee the 2018 Senior Secured Notes (the "Guarantors") and Wells Fargo Bank, National Association, as trustee and collateral agent (the "Trustee"). The Guarantors have guaranteed (the "Guarantees") the Company's and Co-Issuers' obligations under the 2018 Senior Secured Notes and the 2018 Senior Secured Notes Indenture on a senior secured basis. The 2018 Senior Secured Notes and the Guarantees are secured pursuant to a Security Agreement, dated as of July 24, 2012, by and among the Company, the Co-Issuers, the Guarantors and Wells Fargo Bank, National Association, as collateral trustee (the "Collateral Trustee") and a Collateral Trust Agreement, dated as of July 24, 2012, by and among the Company, certain subsidiaries of Harland Clarke Holdings Corp. named therein, Credit Suisse AG, Cayman Islands branch, as credit agreement collateral agent, and Wells Fargo Bank, National Association, as trustee and as collateral trustee.
The 2018 Senior Secured Notes will mature on August 1, 2018. The Company will pay interest on the 2018 Senior Secured Notes at 9.75% per annum, semiannually in arrears on each of February 1 and August 1 to holders of record at the close of business on the immediately preceding January 15 and July 15 of each year, commencing on February 1, 2013.
The 2018 Senior Secured Notes are senior secured obligations of the Company and the Co-Issuers and the Guarantees are senior secured obligations of the Guarantors. The 2018 Senior Secured Notes and the Guarantees rank as follows: (i) secured on a first-priority basis, equally and ratably with all obligations of the Company, the Co-Issuers and the Guarantors that are

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

secured by pari passu liens on the collateral, including their existing senior secured credit facilities; (ii) effectively junior to all of the Company's, Co-Issuers' and the Guarantors' obligations under any future asset-based revolving credit facility to the extent of the value of the current asset collateral held by the Company, the Co-Issuers and the Guarantors; (iii) structurally subordinated to any existing and future indebtedness and other liabilities of any existing and future subsidiaries of the Company that are not Guarantors; (iv) pari passu in right of payment with all of the existing and future senior indebtedness of the Company, the Co-Issuers and the Guarantors and effectively senior to the extent of the value of the collateral to any future unsecured indebtedness of the Company, the Co-Issuers and the Guarantors that is secured by liens on the collateral that are junior to the liens securing the Senior Secured Notes and the Guarantees or that is unsecured; and (v) senior in right of payment to any existing and future subordinated indebtedness of the Company, the Co-Issuers and the Guarantors.
The 2018 Senior Secured Notes and the Guarantees are secured on a first-priority basis, equally and ratably with the indebtedness under the Credit Agreement, by substantially all of the Company's, the Co-Issuers' and the Guarantors' assets, subject to certain exceptions and permitted liens.
Beginning with the fiscal year of the Company ending December 31, 2013, if the Company's secured leverage ratio exceeds certain levels, the Company will be required to offer to purchase an amount of the 2018 Senior Secured Notes equal to the greater of (1) $15.0 and (2) 50% of its excess cash flow for the applicable period, less any voluntary prepayments of 2018 Senior Secured Notes or credit facility indebtedness and certain mandatory prepayments made during the applicable period and subject to certain other exceptions, at a purchase price equal to 100% of the principal amount of the 2018 Senior Secured Notes, plus accrued and unpaid interest and additional interest. Upon the occurrence of a change of control or if the Company sells certain assets, the Company may be required to make an offer to purchase the 2018 Senior Secured Notes at certain specified prices.
The 2018 Senior Secured Notes Indenture contains covenants that, among other things, limit the Company's, the Co-Issuers' and the Guarantors' ability to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of the Company's subsidiaries to pay dividends or to make other payments to the Company; (viii) enter into transactions with the Company's affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all assets; and (x) transfer or sell assets. These covenants are subject to important exceptions and qualifications. The 2018 Senior Secured Notes Indenture contains affirmative covenants and events of default that are customary for indentures governing high-yield debt securities.
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
Loss on Early Extinguishment of Debt
In connection with the repayment of $280.2 of the Extended Term Loans in the third quarter of 2012, the Company recorded a loss on early extinguishment of debt of $34.2 resulting from the write-off of unamortized acquisition accounting-related fair value discount, which was attributable to the MacAndrews Acquisition (see Note 3).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Capital Lease Obligations and Other Indebtedness
The Company has outstanding capital lease obligations and other indebtedness with principal balances totaling $3.4 and $4.5 at September 30, 2012 and December 31, 2011, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments of $0.4 remaining in 2012, $1.5 in 2013, $1.3 in 2014, $0.1 in 2015 and $0.1 in 2016.
11. Derivative Financial Instruments
Interest Rate Hedges
The Company uses hedge transactions, which are accounted for as cash flow hedges, to limit the Company's risk on a portion of its variable-rate debt.
During June 2009, the Company entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $350.0, which became effective on June 30, 2009 and expired on June 30, 2012. This hedge swapped the underlying variable rate for a fixed rate of 2.353%. During September 2009, the Company entered into an additional interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $250.0, which became effective on September 30, 2009 and expired on September 30, 2012. This hedge swapped the underlying variable rate for a fixed rate of 2.140%.
During June 2010, the Company entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $255.0, which became effective on June 30, 2010. This hedge swaps the underlying variable rate for a fixed rate of 1.264%.
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	September 30, 2012	December 31, 2011
Interest rate swaps	Other current liabilities	$2.0	$6.1
	Other liabilities	—	2.9
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments were ineffective during the three and nine months ended September 30, 2012 and had no ineffective portions during the three and nine months ended September 30, 2011. The following presents the effect of these derivative instruments (effective and ineffective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive income into interest expense.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Rate Swaps:
Loss recognized in other comprehensive income (effective portion)	$—	$1.6	$—	$6.5
Loss reclassified from other comprehensive income into interest expense (effective portion)	—	3.9	0.1	11.2
Loss recognized in interest expense (ineffective portion)	0.3	—	1.8	—

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following presents the balances and net changes in the accumulated other comprehensive income related to these derivative instruments, net of income taxes.

	Successor	Predecessor
	Nine Months Ended September 30,
Balances and Net Changes:	2012	2011
Balance at beginning of period	$0.1	$10.9
Loss reclassified from accumulated other comprehensive income into interest expense, net of taxes of $0.0 and $4.4	(0.1)	(6.8)
Net change in fair value of interest rate swaps, net of taxes of $0.0 and $2.6	—	3.9
Balance at end of period	$—	$8.0
12. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2012, the Company recorded non-cash impairment charges of $0.5 for the Faneuil segment related to abandoned leasehold improvements resulting from the loss of a client and $0.2 for the Harland Clarke segment related to assets that were determined to have limited future use. During the nine months ended September 30, 2011, the Company recorded non-cash impairment charges of $1.9 for the Scantron segment and $0.5 for the Harland Clarke segment primarily related to assets that were determined to have limited future use.
Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of September 30, 2012 and December 31, 2011 are as follows:

	Balance at
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.1	$0.1	$—	$—
Liability for interest rate swaps	2.0	—	2.0	—

	Balance at
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$56.6	$56.6	$—	$—
Corporate equity securities	0.1	0.1	—	—
Liability for interest rate swaps	9.0	—	9.0	—
Liability for contingent consideration related to business combinations	0.6	—	—	0.6
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
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$0.1	$19.8	$0.6	$8.2
Businesses acquired	—	—	—	17.0
Net changes in fair value	(0.1)	(19.5)	(0.6)	(24.6)
Payment of contingent consideration	—	—	—	(0.3)
Balance at end of period	$—	$0.3	$—	$0.3
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at September 30, 2012 and December 31, 2011 was approximately $1,932.3 and $1,821.4, respectively. The carrying value of long-term debt at September 30, 2012 and December 31, 2011 was $1,839.3 and $1,812.0 respectively. As described in Note 3, the carrying value of the Company's long-term debt was adjusted to fair value as of the date of the MacAndrews Acquisition.
13. Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at September 30, 2012:
Corporate equity securities	$0.1	$—	$—	$0.1
Balance at December 31, 2011:
United States treasury securities	$56.5	$0.1	$—	$56.6
Corporate equity securities	0.1	—	—	0.1
The Company purchased United States treasury securities, which were to mature in 2014, during the fourth quarter of 2011. During the nine months ended September 30, 2012, the Company sold its United States treasury securities for $56.3 in cash and recognized a loss of $0.2, which is included in other (expense) income, net in the accompanying consolidated statements of operations. During the nine months ended September 30, 2011, the Company sold certain corporate equity securities for $13.4 in cash and recognized a gain of $13.2, which was included in other (expense) income, net in the accompanying consolidated statements of operations.
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
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the nine months ended September 30, 2012 and 2011:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Successor:
Nine months ended September 30, 2012:
Severance and severance-related	$4.5	$7.5	$(5.1)	$—	$6.9
Facilities closures and other costs	3.0	1.6	(1.4)	(0.8)	2.4
Total	$7.5	$9.1	$(6.5)	$(0.8)	$9.3

Predecessor:
Nine months ended September 30, 2011:
Severance and severance-related	$1.5	$2.0	$(2.9)	$—	$0.6
Facilities closures and other costs	4.5	1.7	(2.4)	(0.2)	3.6
Total	$6.0	$3.7	$(5.3)	$(0.2)	$4.2
The non-cash utilization of $0.8 and $0.2 in 2012 and 2011, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $2.0 for costs related to these plans. The Company expects to make payments for severance and severance-related costs through 2014. Ongoing lease commitments related to these plans continue through 2017.
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
The following table details the components of the Company's restructuring accruals related to the Harland Financial Solutions segment for the nine months ended September 30, 2012 and 2011:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Successor:
Nine months ended September 30, 2012:
Severance and severance-related	$—	$0.5	$(0.4)	$—	$0.1
Facilities and other costs	1.5	(0.1)	(0.3)	0.2	1.3
Total	$1.5	$0.4	$(0.7)	$0.2	$1.4

Predecessor:
Nine months ended September 30, 2011:
Severance and severance-related	$0.1	$0.2	$(0.3)	$—	$—
Facilities and other costs	2.2	0.1	(0.6)	—	1.7
Total	$2.3	$0.3	$(0.9)	$—	$1.7
Scantron
The Company adopted plans during 2010, 2011 and 2012 to realize additional cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the nine months ended September 30, 2012 and 2011:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Successor:
Nine months ended September 30, 2012:
Severance and severance-related	$2.0	$4.1	$(3.0)	$—	$3.1
Facilities and other costs	1.4	1.2	(1.2)	—	1.4
Total	$3.4	$5.3	$(4.2)	$—	$4.5

Predecessor:
Nine months ended September 30, 2011:
Severance and severance-related	$0.1	$5.1	$(2.8)	$—	$2.4
Facilities and other costs	3.7	(0.8)	(1.3)	0.1	1.7
Total	$3.8	$4.3	$(4.1)	$0.1	$4.1
Ongoing lease commitments related to these plans continue to February 2013. The Company expects to make payments for severance and severance-related costs through 2014.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Faneuil
The Company adopted a plan in 2012 to realize cost savings in the Faneuil segment by consolidating certain operations and eliminating certain selling, general and administrative expenses. The following table details the components of the Company's restructuring accruals related to the Faneuil segment for the nine months ended September 30, 2012:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Successor:
Nine months ended September 30, 2012:
Severance and severance-related	$—	$0.9	$—	$0.9
Facilities and other costs	—	0.9	(0.3)	0.6
Total	$—	$1.8	$(0.3)	$1.5
Restructuring accruals for all of the segments' plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.
16. Transactions with Related Parties
The Company participates in MacAndrews’ directors and officers insurance program, which covers the Company as well as MacAndrews and MacAndrews’ other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. At September 30, 2012, the Company recorded prepaid expenses and other assets of $0.7 and $1.2, respectively, relating to the directors and officers insurance program. At December 31, 2011, the Company recorded prepaid expenses of $0.0 related to the directors and officers insurance program. The Company paid $1.9 and $0.1 to MacAndrews during the nine months ended September 30, 2012 and 2011, respectively, under the directors and officers insurance program. The Company also participates in certain other insurance programs with MacAndrews under which it pays premiums directly to the insurance broker.
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at September 30, 2012. Interest income of $0.2 and $0.6 was recorded and related payments were received during the three and nine months ended September 30, 2012, respectively.
In 2008, Harland Clarke Holdings acquired the senior secured credit facility and outstanding note of Delphax Technologies, Inc. ("Delphax"), the supplier of Imaggia printing machines and related supplies and service for the Harland Clarke segment. The senior secured credit facility was comprised of a revolving credit facility of up to $14.0, subject to borrowing limitations set forth therein that originally matured in September 2011. Contemporaneous with its acquisition of the senior secured credit facility and the note, Harland Clarke Holdings also acquired 250,000 shares of Delphax common stock from the previous holder of the Delphax note. Interest income of $0.1 and $0.2 was recorded during the three and nine months ended September 30, 2011, respectively. The senior secured credit facility and note were paid in full and canceled on November 9, 2011.
Other
The Company expensed $0.6 and $2.0 during the three and nine months ended September 30, 2012, respectively, and $0.6 and $2.0 during the three and nine months ended September 30, 2011, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
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

Harland Clarke Holdings Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
As a result of the Company applying the acquisition method of accounting for the MacAndrews Acquisition, the Successor (as defined hereinafter) period financial statements reflect a new basis of accounting, while the Predecessor (as defined hereinafter) financial statements were prepared using the Company's historical basis of accounting. As a result, the Predecessor and Successor financial statements are not comparable. There have been no changes in the business operations of the Company due to the MacAndrews Acquisition. See Note 3 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the MacAndrews Acquisition.
On March 19, 2012, the Company purchased Faneuil, Inc. ("Faneuil") from affiliates of MacAndrews (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively recasted prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Faneuil is a separate business segment for financial reporting purposes.
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
The GlobalScholar Acquisition
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total estimated consideration of $153.4 million as of the acquisition date. Contingent consideration would have been payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). No amount will be paid in 2012 because the revenue targets were not met. The Company financed the acquisition and related fees and expenses with cash on hand.
Refinancing Transactions
On July 24, 2012, the Company completed certain refinancing transactions with respect to its credit agreement dated as of April 4, 2007, as amended on May 10, 2012. See Note 10 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. During 2011 and 2012, this trend of higher check unit declines improved slightly from that experienced in recent years, however Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke still expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins.
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

Harland Clarke Holdings Corp. and Subsidiaries

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
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition. Accordingly, the accompanying financial statements for the Predecessor and Successor (as defined below) periods are not comparable in all material respects and the Company is required to present separately its operating results for periods before and after the MacAndrews Acquisition. The periods prior to the MacAndrews Acquisition (three and nine months ended September 30, 2011) are presented in the accompanying consolidated financial statements as "Predecessor." The periods subsequent to the MacAndrews Acquisition (three and nine months ended September 30, 2012) are presented in the accompanying consolidated financial statements as "Successor."

Harland Clarke Holdings Corp. and Subsidiaries

In the tables below, dollars are in millions.
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The operating results for the three months ended September 30, 2011, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired GlobalScholar business from its date of acquisition. They also include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above.
Net Revenues:

	Successor	Predecessor
	Three Months Ended
	September 30,
	2012	2011
Consolidated Net Revenues:
Harland Clarke segment	$286.7	$285.3
Harland Financial Solutions segment	64.7	72.4
Scantron segment	30.2	32.2
Faneuil segment	41.6	18.0
Eliminations	(0.6)	(0.2)
Total	$422.6	$407.7
Net revenues increased by $14.9 million, or 3.7%, to $422.6 million in the 2012 period from $407.7 million in the 2011 period.
Net revenues for the Harland Clarke segment increased by $1.4 million, or 0.5%, to $286.7 million in the 2012 period from $285.3 million in the 2011 period. The increase was primarily due to an increase in revenues per unit that increased net revenues by $10.7 million, a net benefit of $6.6 million for non-cash fair value adjustments to client incentives and deferred revenues related to the MacAndrews Acquisition and revenue for a one-time payment of $1.2 million resulting from the loss of a client. These increases were largely offset by volume declines, net of client additions and losses, in check and related products that reduced net revenues by $17.1 million.
Net revenues for the Harland Financial Solutions segment decreased by $7.7 million, or 10.6%, to $64.7 million in the 2012 period from $72.4 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $7.8 million from non-cash fair value adjustments to deferred revenues related to the MacAndrews Acquisition. In addition, net revenues decreased by $0.9 million due to a decrease in software license revenues as a result of a continuing shift from perpetual licenses to term licenses, which was partially offset by an increase in early termination fees of $0.7 million.
Net revenues for the Scantron segment decreased by $2.0 million, or 6.2%, to $30.2 million in the 2012 period from $32.2 million in the 2011 period. The decline was primarily due to lower volumes in forms, scanners and other services which reduced revenues by $4.2 million. Net revenues for Spectrum K12 and GlobalScholar businesses increased $0.7 million due to increases in the completion of project implementations and intersegment sales. Scantron incurred a net charge of $1.5 million in the 2011 period for non-cash fair value adjustments to deferred revenues related to the acquisitions of the Spectrum K12 and GlobalScholar businesses.
Net revenues for the Faneuil segment increased by $23.6 million to $41.6 million in the 2012 period from $18.0 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to net revenues of $24.7 million attributable to the Faneuil Acquisition, partially offset by a decrease in net revenues of $1.1 million for the HTS and MDT businesses that were transferred from the Scantron segment. In the 2012 period, those businesses incurred a net charge of $0.5 million from non-cash fair value adjustments to deferred revenues related to the MacAndrews Acquisition. The remaining decrease was primarily due to declines in revenues related to installation and maintenance services.
Elimination of net revenues increased to $0.6 million in the 2012 period from $0.2 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Successor	Predecessor
	Three Months Ended
	September 30,
	2012	2011
Consolidated Cost of Revenues:
Harland Clarke segment	$180.4	$173.2
Harland Financial Solutions segment	32.4	30.3
Scantron segment	16.7	22.7
Faneuil segment	31.2	12.0
Eliminations	(0.6)	(0.2)
Total	$260.1	$238.0
Cost of revenues increased by $22.1 million, or 9.3%, to $260.1 million in the 2012 period from $238.0 million in the 2011 period.
Cost of revenues for the Harland Clarke segment increased by $7.2 million, or 4.2%, to $180.4 million in the 2012 period from $173.2 million in the 2011 period. In the 2012 period, the Harland Clarke segment incurred a net charge of $12.9 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $13.1 million increase in depreciation and amortization and a benefit of $0.2 million for other non-cash adjustments. The increase in cost of revenues was partially offset by decreases in delivery expenses of $1.9 million, other variable expenses related to volume declines of $1.8 million, other general overhead of $1.2 million, and depreciation and amortization not related to acquisition accounting of $0.4 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 62.9% in the 2012 period compared to 60.7% in the 2011 period primarily due to the non-cash fair value adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Harland Financial Solutions segment increased by $2.1 million, or 6.9%, to $32.4 million in the 2012 period from $30.3 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $1.8 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $2.5 million increase in depreciation and amortization and a $0.7 million benefit in other non-cash adjustments. The increase in cost of revenues was also a result of an increase in telecom expense of $0.4 million primarily due to growth in service bureau business. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 50.1% in the 2012 period compared to 41.9% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that increased cost of revenues by $1.8 million and reduced net revenues by $7.8 million.
Cost of revenues for the Scantron segment decreased by $6.0 million, or 26.4%, to $16.7 million in the 2012 period from $22.7 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net benefit of $5.2 million for non-cash fair value adjustments related to the MacAndrews Acquisition as compared to the 2011 period, all of which decreased depreciation and amortization. Cost of revenues also decreased by $1.5 million due to lower volumes of forms and scanners sold. These decreases were partially offset by an increase in labor and other expenses of $0.5 million and lower cost deferrals in the 2012 period of $0.3 million related to implementation services for revenues that have not been recognized. Cost of revenues as a percentage of revenues for the Scantron segment was 55.3% in the 2012 period compared to 70.5% in the 2011 period primarily due to lower non-cash fair value adjustments related to acquisitions.
Cost of revenues for the Faneuil segment increased by $19.2 million to $31.2 million in the 2012 period from $12.0 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to cost of revenues of $19.7 million attributable to the Faneuil Acquisition, partially offset by a decrease in cost of revenues of $0.5 million for the HTS and MDT businesses that were transferred from the Scantron segment. The decrease was primarily due to volume declines and lower labor and related expenses. In the 2012 period, these businesses incurred a net benefit of $0.3 million related to the MacAndrews Acquisition for depreciation and amortization.
Elimination of cost of revenues increased to $0.6 million in the 2012 period from $0.2 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, General and Administrative Expenses:

	Successor	Predecessor
	Three Months Ended
	September 30,
	2012	2011
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$43.1	$45.8
Harland Financial Solutions segment	24.5	29.2
Scantron segment	15.0	17.8
Faneuil segment	5.5	2.9
Corporate	4.6	3.5
Total	$92.7	$99.2
Selling, general and administrative expenses decreased by $6.5 million, or 6.6%, to $92.7 million in the 2012 period from $99.2 million in the 2011 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $2.7 million, or 5.9%, to $43.1 million in the 2012 period from $45.8 million in the 2011 period. The decrease was primarily due to cost reduction actions implemented in third quarter of 2012, including decreases in labor costs of $1.6 million, travel expenses of $1.0 million, and advertising and promotion expenses of $0.8 million. These decreases were partially offset by an increase in depreciation and amortization not related to acquisition accounting of $0.9 million. In the 2012 period, the Harland Clarke segment incurred a $0.6 million benefit in other non-cash adjustments and a $0.6 million increase in depreciation and amortization for non-cash fair value adjustments related to the MacAndrews Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 15.0% in the 2012 period compared to 16.1% in the 2011 period primarily due to the cost reduction actions for selling, general and administrative expenses implemented in the third quarter of 2012.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $4.7 million, or 16.1%, to $24.5 million in the 2012 period from $29.2 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net benefit of $1.5 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $1.8 million benefit in other non-cash adjustments and a $0.3 million increase in depreciation and amortization. The decrease was also due to lower costs of $1.9 million resulting from an increase in capitalized software development costs, a decrease in travel expenses of $0.7 million and a decrease in employee compensation expense of $0.6 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 37.9% in the 2012 period compared to 40.3% in the 2011 period due to the overall decrease in selling, general and administrative expenses discussed above.
Selling, general and administrative expenses for the Scantron segment decreased by $2.8 million, or 15.7%, to $15.0 million in the 2012 period from $17.8 million in the 2011 period. The decrease was primarily due to cost savings of $1.6 million resulting from cost reduction and restructuring activities, lower costs of $1.2 million resulting from an increase in capitalized software development costs and a decrease of $0.7 million for outside services related to projects to increase efficiencies. These decreases were partially offset by lower cost deferrals in the 2012 period of $0.3 million related to implementation services for revenue not yet recognized. In the 2012 period, the Scantron segment incurred a net charge of $0.4 million for non-cash fair value adjustments related to the MacAndrews Acquisition due to an increase in depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 49.7% in the 2012 period compared to 55.3% in the 2011 period due to the overall decrease in selling, general and administrative expenses.
Selling, general and administrative expenses for the Faneuil segment increased by $2.6 million to $5.5 million in the 2012 period from $2.9 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to selling, general and administrative expenses of $2.9 million attributable to the Faneuil Acquisition, partially offset by a decrease in selling, general and administrative expenses of $0.3 million for the HTS and MDT businesses that were transferred from the Scantron segment. The decrease for the HTS and MDT businesses was primarily due to cost reductions.
Corporate selling, general and administrative expenses increased by $1.1 million, or 31.4%, to $4.6 million in the 2012 period from $3.5 million in the 2011 period primarily due to expenses of $1.0 million associated with recent debt refinancing transactions.
Revaluation of Contingent Consideration
Operating expenses decreased by $0.1 million in the 2012 period due to a decrease in the fair value of accrued contingent consideration related to an acquisition in 2010, which resulted from a decrease in revenue projections that would trigger a

Harland Clarke Holdings Corp. and Subsidiaries

payment. Operating expenses decreased by $19.5 million in the 2011 period due to a net decrease in the fair value of accrued contingent consideration primarily related to acquisitions in 2009 and 2010, which resulted from a decrease in revenue projections that would trigger a payment.
Asset Impairment Charges
During the 2012 period, the Company recorded non-cash impairment charges of $0.5 million for the Faneuil segment related to abandoned leasehold improvements resulting from the loss of a client and $0.2 million for the Harland Clarke segment related to assets that were determined to have limited future use. During the 2011 period, the Company recorded non-cash impairment charges of $0.1 million for the Harland Clarke segment primarily related to assets that were determined to have limited future use.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2012 period, the Company recorded restructuring costs of $6.4 million for the Harland Clarke segment, $3.7 million for the Scantron segment and $1.5 million for the Faneuil segment related to these plans. In the 2011 period, the Company recorded restructuring costs of $1.9 million for the Scantron segment and $0.4 million for the Harland Clarke segment related to these plans.
Interest Income
Interest income was $0.2 million in the 2012 period compared to $0.1 million in the 2011 period. The increase in interest income was primarily due to an increase in notes receivable outstanding from a related party (see Note 16 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $56.3 million in the 2012 period compared to $27.4 million in the 2011 period. The increase in interest expense was primarily due to fair value adjustments related to the MacAndrews Acquisition that resulted in $27.2 million of non-cash interest expense during the 2012 period and higher interest rates for extended term loans and senior secured notes, partially offset by a decrease in total debt outstanding.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt of $34.2 million in the 2012 period relates to refinancing transactions. The loss consists of the write-off of unamortized acquisition accounting-related fair value discount, which was attributable to the MacAndrews Acquisition (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Provision for Income Taxes
The Company's effective tax rate was a benefit of 41.9% in the 2012 period and a provision of 22.7% in the 2011 period. The benefit for income taxes in the 2012 period reflects tax credits not previously recorded, certain foreign income not subject to tax and a net release of a reserve for uncertain tax positions of $0.6 million. The provision for income taxes in the 2011 period reflects $19.2 million of reductions of contingent consideration that are not subject to income taxes.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The operating results for the nine months ended September 30, 2011, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired GlobalScholar business from its date of acquisition. The operating results for the nine months ended September 30, 2012, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired Faneuil business for the full period since Faneuil and the Company were under common control during the period. The operating results for the nine months ended September 30, 2011 and 2012 include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above.

Harland Clarke Holdings Corp. and Subsidiaries

Net Revenues:

	Successor	Predecessor
	Nine Months Ended
	September 30,
	2012	2011
Consolidated Net Revenues:
Harland Clarke segment	$866.4	$852.7
Harland Financial Solutions segment	173.2	219.7
Scantron segment	89.0	93.0
Faneuil segment	115.4	52.3
Eliminations	(1.7)	(0.4)
Total	$1,242.3	$1,217.3
Net revenues increased by $25.0 million or 2.1%, to $1,242.3 million in the 2012 period from $1,217.3 million in the 2011 period.
Net revenues for the Harland Clarke segment increased by $13.7 million, or 1.6%, to $866.4 million in the 2012 period from $852.7 million in the 2011 period. This increase was primarily due to a net benefit of $23.4 million for non-cash fair value adjustments to deferred revenues and client incentives related to the MacAndrews Acquisition and an increase in revenues per unit that increased net revenues by $19.6 million. These increases were partially offset by volume declines, net of client additions and losses, in check and related products that reduced net revenues by $29.1 million.
Net revenues for the Harland Financial Solutions segment decreased by $46.5 million, or 21.2%, to $173.2 million in the 2012 period from $219.7 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $38.5 million from non-cash fair value adjustments to deferred revenues related to the MacAndrews Acquisition. In addition, net revenues decreased by $5.5 million due to a decrease in software license revenues primarily as a result of the timing of license agreements with certain international customers, a $1.9 million decrease in software license revenues as a result of a continuing shift from perpetual licenses to term licenses, a $1.9 million decrease in one-time service revenues and a $0.8 million decrease in early termination fees. These decreases were partially offset by a $1.4 million increase in service bureau revenues and a $0.4 million increase in maintenance revenues.
Net revenues for the Scantron segment decreased by $4.0 million, or 4.3%, to $89.0 million in the 2012 period from $93.0 million in the 2011 period. The decrease in net revenues was primarily due to volume declines in forms, scanners and services that reduced revenues by $9.1 million. The decrease was partially offset by increased revenues for GlobalScholar and Spectrum K12 of $2.5 million and increased intersegment sales of $1.3 million. In the 2012 period, the Scantron segment incurred a net charge of $5.5 million for non-cash fair value adjustments to deferred revenues related to the MacAndrews Acquisition compared to a net charge of $6.8 million in the 2011 period for non-cash fair value adjustments to deferred revenues related to the acquisitions of the Spectrum K12 and GlobalScholar businesses, resulting in an increase in net revenues of $1.3 million.
Net revenues for the Faneuil segment increased by $63.1 million to $115.4 million in the 2012 period from $52.3 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to net revenues of $69.7 million attributable to the Faneuil Acquisition, partially offset by a decrease in net revenues of $6.6 million for the HTS and MDT businesses that were transferred from the Scantron segment. In the 2012 period, these businesses incurred a net charge of $4.7 million from non-cash fair value adjustments to deferred revenues related to the MacAndrews Acquisition. The remaining decrease was primarily due to declines in revenues related to installation and maintenance services.
Elimination of net revenues increased to $1.7 million in the 2012 period from $0.4 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Successor	Predecessor
	Nine Months Ended
	September 30,
	2012	2011
Consolidated Cost of Revenues:
Harland Clarke segment	$568.8	$524.0
Harland Financial Solutions segment	94.1	89.7
Scantron segment	55.1	64.5
Faneuil segment	90.5	34.5
Eliminations	(1.7)	(0.4)
Total	$806.8	$712.3
Cost of revenues increased by $94.5 million, or 13.3%, to $806.8 million in the 2012 period from $712.3 million in the 2011 period.
Cost of revenues for the Harland Clarke segment increased by $44.8 million, or 8.5%, to $568.8 million in the 2012 period from $524.0 million in the 2011 period. In the 2012 period, the Harland Clarke segment incurred a net charge of $53.9 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $41.6 million increase in depreciation and amortization and a $12.3 million charge for other non-cash adjustments. The increase in cost of revenues was also a result of an increase in delivery expenses of $3.4 million. These increases were partially offset by decreases in other variable expenses related to volume declines of $7.3 million, depreciation and amortization not related to acquisition accounting of $2.5 million and other general overhead expenses of $2.1 million. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 65.7% in the 2012 period compared to 61.5% in the 2011 period primarily due to the non-cash fair value adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Harland Financial Solutions segment increased by $4.4 million, or 4.9%, to $94.1 million in the 2012 period from $89.7 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net charge of $5.1 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $7.4 million increase in depreciation and amortization and a $2.3 million benefit for other non-cash adjustments. The increase in cost of revenues was also a result of an increase in telecom expense of $0.9 million primarily due to growth in service bureau business and an increase in internal software expense of $0.7 million. These increases were partially offset by decreases in depreciation and amortization not related to acquisition accounting of $0.9 million, a decrease in hardware expense of $0.8 million due to a change in product mix and a decrease in travel expenses of $0.3 million. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 54.3% in the 2012 period compared to 40.8% in the 2011 period primarily due to non-cash fair value adjustments related to the MacAndrews Acquisition that increased cost of revenues by $5.1 million and reduced net revenues by $38.5 million.
Cost of revenues for the Scantron segment decreased by $9.4 million, or 14.6%, to $55.1 million in the 2012 period from $64.5 million in the 2011 period. In the 2012 period, the Scantron segment incurred a net benefit of $16.4 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $16.5 million decrease in depreciation and amortization and a $0.1 million charge for other non-cash adjustments. Cost of revenues also decreased by $1.2 million due to lower volumes of forms and scanners sold. These decreases were partially offset by increased labor and other expenses of $5.7 million due to investments in implementation resources, $1.0 million of increased amortization expense resulting from new product releases and lower cost deferrals in the 2012 period of $0.5 million related to implementation services for revenues that have not yet been recognized. Cost of revenues as a percentage of revenues for the Scantron segment was 61.9% in the 2012 period compared to 69.4% in the 2011 period primarily due to lower non-cash fair value adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Faneuil segment increased by $56.0 million to $90.5 million in the 2012 period from $34.5 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to cost of revenues of $57.3 million attributable to the Faneuil Acquisition, partially offset by a decrease in cost of revenues of $1.3 million for the HTS and MDT businesses that were transferred from the Scantron segment. In the 2012 period, these businesses incurred a net benefit of $1.6 million related to the MacAndrews Acquisition including a decrease in amortization of $2.3 million and a net charge of $0.7 million for other non-cash adjustments.
Elimination of cost of revenues increased to $1.7 million in the 2012 period from $0.4 million in the 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, General and Administrative Expenses:

	Successor	Predecessor
	Nine Months Ended
	September 30,
	2012	2011
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$136.5	$139.5
Harland Financial Solutions segment	78.2	85.3
Scantron segment	54.6	59.1
Faneuil segment	17.0	8.8
Corporate	13.4	11.8
Total	$299.7	$304.5
Selling, general and administrative expenses decreased by $4.8 million, or 1.6%, to $299.7 million in the 2012 period from $304.5 million in the 2011 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $3.0 million, or 2.2%, to $136.5 million in the 2012 period from $139.5 million in the 2011 period. In the 2012 period, the Harland Clarke segment incurred a net benefit of $2.7 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $4.0 million benefit for other non-cash adjustments and a $1.3 million increase in depreciation and amortization. The decrease was also due to a decrease in overhead costs of $2.3 million due in part to cost reduction initiatives implemented in the third quarter of 2012. These decreases were partially offset by increases in depreciation and amortization not related to acquisition accounting of $1.1 million, labor costs of $0.3 million, and selling expenses of $0.4 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 15.8% in the 2012 period compared to 16.4% in the 2011 period primarily due to the increase in net revenues in the 2012 period as discussed above, the benefit in other non-cash adjustments related to the MacAndrews Acquisition and cost reduction actions for selling, general and administrative expenses implemented in the third quarter of 2012.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $7.1 million, or 8.3%, to $78.2 million in the 2012 period from $85.3 million in the 2011 period. In the 2012 period, the Harland Financial Solutions segment incurred a net benefit of $3.9 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $4.8 million benefit for other non-cash adjustments and a $0.9 million increase in depreciation and amortization. The decrease was also due to lower costs of $3.6 million resulting from an increase in capitalized software development costs, a decrease in travel expenses of $1.0 million and a decrease in occupancy costs of $0.7 million. These decreases were partially offset by an increase in depreciation and amortization not related to acquisition accounting of $1.2 million, an increase in professional fees of $0.6 million and an increase in labor and benefit expenses of $0.5 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 45.2% in the 2012 period compared to 38.8% in the 2011 period due to non-cash fair value adjustments related to the MacAndrews Acquisition that reduced net revenues by $38.5 million.
Selling, general and administrative expenses for the Scantron segment decreased by $4.5 million, or 7.6%, to $54.6 million in the 2012 period from $59.1 million in the 2011 period. The decrease was primarily due to cost savings of $4.6 million resulting from cost reductions and restructuring activities and lower costs of $2.7 million resulting from an increase in capitalized software development costs. These decreases were partially offset by lower cost deferrals of $1.2 million related to implementation services for revenues that have not yet been recognized and by an increased charge of $1.0 million for non-cash fair value adjustments related to the MacAndrews Acquisition, including a $0.8 million increase in depreciation and amortization and a $0.2 million increase for other non-cash adjustments. The decreases were also partially offset by expenses of $0.5 million for outside services related to projects to increase efficiencies. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 61.3% in the 2012 period compared to 63.5% in the 2011 period due to the overall decrease in selling, general and administrative expenses discussed above.
Selling, general and administrative expenses for the Faneuil segment increased by $8.2 million to $17.0 million in the 2012 period from $8.8 million in the 2011 period (during which only the HTS and MDT businesses were in the Faneuil segment) due to selling, general and administrative expenses of $8.8 million attributable to the Faneuil Acquisition, partially offset by a decrease in selling, general and administrative expenses of $0.6 million for the HTS and MDT businesses that were transferred from the Scantron segment. The decrease in selling, general and administrative expenses for the HTS and MDT businesses was primarily due to cost reductions.
Corporate selling, general and administrative expenses increased by $1.6 million, or 13.6% to $13.4 million in the 2012 period from $11.8 million in the 2011 period primarily due to expenses associated with recent debt refinancing transactions of

Harland Clarke Holdings Corp. and Subsidiaries

$1.0 million and costs associated with the MacAndrews Acquisition.
Revaluation of Contingent Consideration
Operating expenses decreased by $0.6 million in the 2012 period due to a decrease in the fair value of accrued contingent consideration related to an acquisition in 2010, which resulted from a decrease in revenue projections that would trigger a payment. Operating expenses decreased by $24.6 million in the 2011 period due to a net decrease in the fair value of accrued contingent consideration primarily related to acquisitions in 2009 and 2010, which resulted from a decrease in revenue projections that would trigger a payment.
Asset Impairment Charges
During the 2012 period, the Company recorded non-cash impairment charges of $0.5 million for the Faneuil segment related to abandoned leasehold improvements resulting from the loss of a client and $0.2 million for the Harland Clarke segment related to assets that were determined to have limited future use. During the 2011 period, the Company recorded non-cash impairment charges of $1.9 million for the Scantron segment and $0.5 million for the Harland Clarke segment primarily related to assets that were determined to have limited future use.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions.
In the 2012 period, the Company recorded restructuring costs of $9.1 million for the Harland Clarke segment, $5.3 million for the Scantron segment, $1.8 million for the Faneuil segment and $0.4 million for the Harland Financial Solutions segment related to these plans. In the 2011 period, the Company recorded restructuring costs of $4.3 million for the Scantron segment, $3.7 million for the Harland Clarke segment and $0.3 million for the Harland Financial Solutions segment related to these plans.
Interest Income
Interest income was $0.7 million in the 2012 period compared to $0.3 million in the 2011 period. The increase in interest income was primarily due to an increase in notes receivable outstanding from a related party (see Note 16 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Interest Expense
Interest expense was $166.0 million in the 2012 period compared to $82.0 million in the 2011 period. The increase in interest expense was primarily due to fair value adjustments related to the MacAndrews Acquisition that resulted in $91.2 million of non-cash interest expense during the 2012 period and higher interest rates for extended term loans and senior secured notes, partially offset by a decrease in total debt outstanding.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt of $34.2 million in the 2012 period relates to refinancing transactions. The loss consists of the write-off of unamortized acquisition accounting-related fair value discount, which was attributable to the MacAndrews Acquisition (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Other (Expense) Income, Net
Other (expense) income, net was an expense of $0.2 million in the 2012 period compared to income of $13.2 million in the 2011 period due to a loss in the 2012 period and a gain in the 2011 period on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was a benefit of 38.5% in the 2012 period and a provision of 29.3% in the 2011 period. The benefit for income taxes in the 2012 period reflects tax credits not previously recorded, certain foreign income not subject to tax and a net release of a reserve for uncertain tax positions of $0.6 million, partially offset by foreign losses for which no benefit has been recorded. The effective tax rate for the 2011 period reflects $22.8 million of reductions of contingent consideration related to acquisitions that are not subject to income taxes. The effective tax rate for the 2011 period also reflects a release of a reserve for uncertain tax positions of $1.2 million and a release of a valuation allowance reserve for capital loss carryovers utilized of $0.9 million.

Harland Clarke Holdings Corp. and Subsidiaries

Liquidity and Capital Resources
Cash Flow Analysis
The following table summarizes the Company's historical cash flows:

	Successor	Predecessor
	Nine Months Ended
	September 30,
(In millions)	2012	2011
Cash Provided By (Used In):
Operating activities	$164.5	$173.5
Investing activities	(37.8)	(165.0)
Financing activities	(154.0)	(15.1)
The Company's net cash provided by operating activities during the nine months ended September 30, 2012 was $164.5 million compared to $173.5 million during the nine months ended September 30, 2011. The decrease in net cash provided by operating activities of $9.0 million was due to a decrease in cash flow from operations partially offset by a decrease in working capital. The decrease in cash flow from operations was primarily due to a decrease in net income which was partially offset by increased depreciation and amortization for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and the non-cash loss on early extinguishment of debt in the nine months ended September 30, 2012. The decrease in working capital was primarily due to increases in deferred revenues and accounts payable and accrued liabilities and a decrease in inventories, partially offset by an increase in accounts receivable and an increase in income tax payments during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
The Company's net cash used in investing activities was $37.8 million during the nine months ended September 30, 2012 compared to $165.0 million during the nine months ended September 30, 2011. The decrease in cash used in investing activities was primarily due to a decrease in cash expended on acquisitions and an increase in proceeds from the sale of marketable securities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by an increase in capital expenditures primarily due to the timing of expenditures and an increase in capitalized computer software development expenditures during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
The Company's net cash used in financing activities was $154.0 million during the nine months ended September 30, 2012 compared to $15.1 million during the nine months ended September 30, 2011. The increase in net cash used in financing activities was primarily due to an increase in repayments of credit agreements and other borrowings of $309.2 million, a payment to parent of $33.8 million for the Faneuil Acquisition, dividends paid to parent of $25.8 million, debt issuance costs of $12.3 million related to refinancing activities and payments of $8.7 million related to derivative instruments during the nine months ended September 30, 2012, partially offset by proceeds of $225.6 million from the issuance of 9.75% senior secured notes and borrowings by Faneuil on a revolving credit facility with an affiliate of MacAndrews during the nine months ended September 30, 2012 as further described in Note 10 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The consolidated statements of cash flows reflected borrowings of $25.0 million and repayments of $25.6 million made by Faneuil in January 2012.
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

Harland Clarke Holdings Corp. and Subsidiaries

The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 during the three months ended September 30, 2012 except for obligations related to outstanding debt. On July 24, 2012, the Company completed certain refinancing transactions with respect to its credit agreement dated as of April 4, 2007, as amended on May 10, 2012. See Note 10 - Long-Term Debt to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. At September 30, 2012, contractual obligations related to outstanding debt were as follows:

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving credit facilities(1)(6)	$—	$—	$—	$—	$—
Senior secured term loans(2)(6)	1,421.8	73.5	861.4	486.9	—
Senior notes(3)(6)	475.6	—	475.6	—
Senior secured notes(4)(6)	235.0	—	—	—	235.0
Interest on long-term debt(5)(6)	412.0	120.0	184.9	88.0	19.1
Total	$2,544.4	$193.5	$1,521.9	$574.9	$254.1
_______________________

(1)
Consists of our $100.0 million revolving credit facility, which will mature on June 28, 2013. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)
The senior secured term loans will mature on June 30, 2014 and June 30, 2017, and the Company is required to make payments of principal in quarterly installments. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)
The senior notes will mature in 2015 and include $271.3 million of fixed rate notes and $204.3 million of floating rate notes. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(4)	The senior secured notes will mature on August 1, 2018. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(5)
Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at September 30, 2012 and includes the effect of the Company's interest rate derivative arrangement on future cash payments for the remaining period of that derivative. The payments noted above also assume that the level of borrowing under the revolving credit facility remains at zero, as it was on September 30, 2012 , and all mandatory payments are made.

(6)
The credit facilities, senior notes and senior secured notes include early repayment provisions if certain events occur, including excess cash flow payments with respect to the senior secured credit facilities. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Payments in the table above assume that only mandatory principal payments will be made and that there will be no prepayments.

Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 10 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2012 and 2011, the Company incurred $47.0 million and $39.4 million of capital expenditures and $0.4 million and $0.2 million of capitalized interest, respectively. The Company's capital expenditures are estimated to be in the range of $50.0 million to $60.0 million for the fiscal year ending December 31, 2012.

•	Contract Acquisition Payments. During the nine months ended September 30, 2012 and 2011, the Company made $36.6 million and $33.7 million of contract acquisition payments to its clients, respectively.

Harland Clarke Holdings Corp. and Subsidiaries

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's operations. During the nine months ended September 30, 2012 and 2011, the Company made $11.7 million and $10.3 million of payments for restructuring, respectively.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company used cash on hand to fund the $70.0 million purchase price for the acquisition of Faneuil that was consummated on March 19, 2012. The Company used proceeds from the issuance of senior secured notes and cash on hand to fund the repayment of $280.2 million of extended term loans in July 2012.
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of September 30, 2012, the Company had $92.2 million of availability under its revolving credit facility (after giving effect to the issuance of $7.8 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 21, 2012 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
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
At September 30, 2012, the Company had $1,421.8 million of term loans outstanding under its credit agreement, $7.8 million of letters of credit outstanding under its revolving credit facility, $204.3 million of floating rate senior notes, $271.3 million of 9.50% fixed rate senior notes and $235.0 million of 9.75% senior secured notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes and $235.0 million of senior secured notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at September 30, 2012 would have resulted in an increase in its interest expense for the nine months ended September 30, 2012 of approximately $8.8 million, including the effect of the interest rate derivative transaction discussed below.
In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into an interest rate derivative transaction in 2010 in the form of a swap with a notional amount of $255.0 million currently outstanding as further described in Note 11 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This derivative currently swaps the underlying variable rate for a fixed rate of 1.264%.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of September 30, 2012.
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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 during the three months ended September 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended September 30, 2012.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No additional information need be presented.

Harland Clarke Holdings Corp. and Subsidiaries

Item 6. Exhibits

4.15
Credit Agreement, dated as of April 4, 2007, as amended by the First Amendment dated as of May 4, 2007 and the Second Amendment dated as of May 10, 2012, by and among the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.16
Indenture, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., as Issuer, the Co-Issuers named therein, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.16 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.17
Purchase Agreement, dated as of July 17, 2012, by and among Harland Clarke Holdings Corp., as Issuer, certain Co-Issuers named therein, and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.17 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.18
Security Agreement, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., certain subsidiaries of Harland Clarke Holdings Corp. named therein, and Wells Fargo Bank, National Association, as collateral trustee (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.19
Collateral Trust Agreement, dated as of July 24, 2012, by and among, Harland Clarke Holdings Corp., certain subsidiaries of Harland Clarke Holdings Corp. named therein, Credit Suisse AG, Cayman Islands Branch, as credit agreement collateral agent, and Wells Fargo Bank, National Association, as trustee and as collateral trustee (incorporated by reference to Exhibit 4.19 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.20
Amendment Agreement, dated as of May 10, 2012, by and among the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers.

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 2, 2012.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 2, 2012.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Date:	November 2, 2012	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2012	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

4.15
Credit Agreement, dated as of April 4, 2007, as amended by the First Amendment dated as of May 4, 2007 and the Second Amendment dated as of May 10, 2012, by and among the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers (incorporated by reference to Exhibit 4.15 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.16
Indenture, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., as Issuer, the Co-Issuers named therein, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.16 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.17
Purchase Agreement, dated as of July 17, 2012, by and among Harland Clarke Holdings Corp., as Issuer, certain Co-Issuers named therein, and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.17 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.18
Security Agreement, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., certain subsidiaries of Harland Clarke Holdings Corp. named therein, and Wells Fargo Bank, National Association, as collateral trustee (incorporated by reference to Exhibit 4.18 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.19
Collateral Trust Agreement, dated as of July 24, 2012, by and among, Harland Clarke Holdings Corp., certain subsidiaries of Harland Clarke Holdings Corp. named therein, Credit Suisse AG, Cayman Islands Branch, as credit agreement collateral agent, and Wells Fargo Bank, National Association, as trustee and as collateral trustee (incorporated by reference to Exhibit 4.19 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended June 30, 2012, Commission File No. 333-133253).

4.20
Amendment Agreement, dated as of May 10, 2012, by and among the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers.

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated November 2, 2012.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 2, 2012.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.