Form 10-K
period 2012-12-31
HARLAND CLARKE HOLDINGS CORP
filed 2013-02-25
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of February 25, 2013, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.

i

(This page intentionally left blank)

ii

PART I

Item 1.  Business
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. The Company is an indirect, wholly owned subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). MacAndrews is wholly owned by Ronald O. Perelman. On September 12, 2011, M & F Worldwide agreed to merge with an indirect, wholly owned subsidiary of MacAndrews, and following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of closing conditions, that merger was effected on December 21, 2011 (the "MacAndrews Acquisition").
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
During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments to better align complementary products and services. The Harland Technology Services ("HTS") and Medical Device Tracking ("MDT") businesses were transferred to the Faneuil segment and the Survey Services business was transferred to the Harland Clarke segment. Prior period segment information has been reclassified to reflect this change.
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

Company Overview
Harland Clarke
Harland Clarke provides checks and related products, direct marketing services and customized business and home office products to financial services, retail and software providers as well as consumers and small business. In 2012, Harland Clarke generated revenues of $1,142.4 million (69% of the Company's 2012 consolidated net revenues).
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
Harland Financial Solutions
Harland Financial Solutions provides technology products and related services to financial institutions worldwide including lending and mortgage compliance and origination applications, risk management solutions, business intelligence solutions, Internet and mobile banking applications, branch automation solutions, self-service solutions, electronic payment solutions and core processing systems. In 2012, Harland Financial Solutions generated revenues of $253.7 million (15% of the Company's 2012 consolidated net revenues).
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
As a result of the Parsam acquisition in December 2010, Harland Financial Solutions has a software development and support operation consisting of approximately 80 information technology professionals located in Thiruvananthapuram, India.
Backlog
Harland Financial Solutions' backlog was estimated to be $462.7 million and $399.3 million at December 31, 2012 and 2011, respectively. Backlog consists of contracted products, maintenance, outsourced services and professional services prior to revenue recognition and/or delivery. The Company expects to deliver approximately 31% of the 2012 backlog during 2013. Due to the long-term nature of certain service contracts, primarily in the service bureau business, the remainder of the backlog will be delivered in 2014 and beyond.
Sales and Marketing
Harland Financial Solutions predominately sells its products and services directly to financial institutions through its own national sales organization supported by dedicated product management, marketing, and client support organizations.
Clients
Harland Financial Solutions is a leading supplier of financial software and services to financial institutions, including banks, credit unions and thrifts. Harland Financial Solutions contracts generally provide for a license with optional ongoing maintenance or a term-based service arrangement.
Competition
Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., Fiserv, Inc., Jack Henry & Associates, Inc., Computer Services Inc. and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with products or services offered by Harland Financial Solutions both domestically and internationally, including Temenos Group AG, Misys plc, Infosys Technologies Limited, Tata Consultancy and Oracle Financial Services. There are also many other competitors that offer one or more specialized products or services that compete with products and services offered by Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.
Scantron
Scantron provides data management and decision support solutions and related services to educational, commercial and governmental entities worldwide. Scantron products and services provide solutions for testing and assessment, instruction and performance management and business operational data collection. Scantron's solutions combine a variety of data collection, analysis and management tools, including web-based solutions, software, scanning equipment and forms. In 2012, Scantron generated revenue of $118.1 million (7% of the Company's 2012 consolidated net revenues).
Products and Services
Education-Related Products
Scantron's sales to K-12 educational institutions have historically represented the largest portion of Scantron's revenues, although it also generates revenues from sales to higher education, government and commercial institutions. In 2012, Scantron derived approximately 77% of its revenues from sales to K-12 educational institutions.
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
EXCEED® is a web-based solution that manages, administers and prescribes the personalized learning process and data required for all K-12 students. Information about each student is gathered from any assessments to conduct universal screening and ongoing progress monitoring. This instructional outcome data is integrated with other student data like attendance, discipline, and grades to give teachers, principals and school district administrators a centralized, 360 degree view of each student and the data to inform and individualize instruction for every student.
As a result of the GlobalScholar acquisition in January 2011, Scantron provides a comprehensive software platform through GlobalScholar's Pinnacle System, that supports standards-based student, classroom, and program grading and evaluation, enabling schools to identify deficiencies in student performance and comply with government-mandated standards. The Pinnacle System provides databases of attendance, grades, and student proficiencies that is available over the Internet and through other devices to students, parents, teachers and administrators. Additionally, users worldwide, through a series of websites, can obtain tutoring services and access directories of educational institutions; access lectures and full courses on many topics; obtain educational administrative support and assistance in developing interactive educational websites; and store curriculum, testing, and evaluation information. With the GlobalScholar acquisition, Scantron acquired operations located in Chennai, India consisting of approximately 250 employees. Approximately 200 of these employees are information technology professionals who provide software development and support services.
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
Commercial and Government - Related Products
Scantron provides data management and decision support services for clients using web-based, telephone and paper-based methods for data collection, processing, analysis and reporting. These services include operational data capture and a wide variety of other data collection, analysis and management applications.
Scantron provides custom form and scanner solutions for a wide variety of data collection applications such as safety assessments and employee testing or information collection. Scantron offers scanners with both optical mark and full image capabilities. The scanners range in size and speed for various customer applications. Scantron also provides software that converts optical marks and images into digital data for delivery to third-party applications. In addition, Scantron offers software packages for operational data collection.
Backlog
Scantron's backlog, which consists primarily of contracted products and services prior to revenue recognition and/or delivery, was estimated to be $57.0 million and $49.3 million at December 31, 2012 and 2011, respectively. The Company expects to deliver approximately 37% of the 2012 backlog during 2013. Due to the long-term nature of certain service contracts, the remainder of the backlog will be delivered in 2014 and beyond.
Sales, Marketing and Product Support
Scantron sells its products and services directly through sales organizations segmented by industry vertical or product category. Scantron provides comprehensive product support to its clients directly with telephone and online support.
Clients
Clients for Scantron's educational products range from K-12 institutions and districts to higher education institutions. Clients for Scantron's other data management products include commercial and government organizations.
Competition
Scantron competes with many education software providers at the K-12 and higher education levels. Scantron also faces significant competition from a number of local and regional education competitors. Scantron faces competition with respect to its forms and scanners from large international and regional printers and manufacturers. The business landscape for commercial and governmental data management is highly fragmented, and Scantron faces competition for its products and services from many large and small companies.
Faneuil
Faneuil specializes in technology-enabled in-person and automated service delivery, particularly in regulated, highly complex environments. Faneuil provides business processing solutions for both commercial and government entities. Utilizing advanced applications and a workforce of 3,300 service professionals, Faneuil delivers broad outsourcing support, ranging from customer care centers, fulfillment operations, and IT services, to manual and electronic toll collection, toll violation processing and medical device tracking. In 2012, Faneuil generated revenue of $154.7 million (9% of the Company's 2012 consolidated net revenues).
Products and Services
Contact Center Operations
Faneuil operates multi-channel customer care centers staffed by 50 to 500 employees in several states. Contact center clients include several toll authorities, a statewide utility, a Midwestern municipality, an agency that operates two major airports serving the Washington, D.C. area and several other government and commercial entities.
Toll Collection Services
Faneuil has been retained by many state and municipal transportation authorities to conduct manual and electronic toll operations and provide violations processing support. As the nation's largest outsource provider of toll collection specialists, the company deploys more than 2,000 specialists across multiple states. With the introduction of technological advances in the toll industry, Faneuil has expanded its proficiencies to include electronic collections as more tolling authorities have invested in the required infrastructure. Faneuil's complement of automated services range from turn-key operations in which the company assumes complete responsibility for every aspect, including management, staffing, systems, customer care, and transponder sales and distribution, to targeted applications in which the company supplies specific components to supplement a client's own operation. Enforcement is also a key component of Faneuil's toll operations, which currently process more than 2 million violations each month.
Medical Device Tracking Services
Faneuil's Medical Device Tracking ("MDT") program supplies the technology that enables manufacturers of implantable medical devices to comply with United States Food and Drug Administration ("FDA") requirements that they maintain continuous tracking of patients who have them worldwide. To assist customers in meeting FDA tracking requirements, MDT provides document capture and image storage, data entry and investigation processes, inbound customer contact call center services and an aggressive quality assurance program. MDT's proprietary solution includes the systems, processes and expertise to track patients over the life of any medical device and during each stage of product development, from initial start-up and testing to commercial availability. MDT staff members are in daily contact with physicians and other medical professionals to provide relevant patient and device data that is important in the treatment of long-term illness and disease. MDT processes more than 100,000 transactions per month, maintaining and safeguarding data on more than 20 million patients, devices, physicians, facilities, records and images.
Field Maintenance Services
Faneuil's technology division, Harland Technology Services ("HTS"), is a nationwide provider of network infrastructure support and services for more than 15,000 clients. HTS provides network managed services, managed print services, and network design, implementation, hardware and maintenance support. Services are performed by more than 165 field service technicians located in major metropolitan areas across the United States and Canada. All are backed by certified technical support services representatives based at HTS headquarters office. HTS currently supplies information technology services and solutions for more than 8,200 schools (K-12), colleges and universities across the United States and Canada, maintaining and monitoring more than 150,000 pieces of equipment for educational clients alone.
Backlog
Faneuil's backlog, which consists primarily of contracted products and services prior to revenue recognition and/or delivery, was estimated to be $44.2 million and $28.6 million at 2012 and 2011, respectively, due to the long-term nature of certain service contracts. The Company expects to deliver approximately 54% of the 2012 backlog during 2013. The remainder of the backlog will be delivered in 2014 and beyond.

Sales, Marketing and Product Support
Faneuil acquires new clients and contracts primarily by responding to requests for proposals issued by commercial and government entities and participating in other competitive bidding opportunities that align with its core proficiencies and strategic goals. Faneuil also partners with other businesses whose products and services complement their own, responding as a team or in a contractor - subcontractor capacity to selected solicitations that present advantageous business opportunities for both companies. Additionally, approximately 80 percent of Faneuil's current clients have expanded their business relationships with Faneuil since initial contract inception. Faneuil's business development representatives also network nationwide to promote Faneuil's outsourced business services to prospective clients.
Clients
Faneuil's client portfolio includes both government and commercial entities nationwide, among them several toll authorities and state agencies, a publicly owned utility, a Midwestern municipality, an agency that operates the major airports serving the Washington, D.C. area and several other public and private entities.
Competition
Faneuil's primary competitors are other large providers of toll services, such as Affiliated Computer Services, Inc. ("ACS") and TransCore, Inc., as well as contact center operators such as ACS and Convergys Corporation. If Faneuil cannot compete effectively to win new business and retain existing clients, its operating results will be negatively affected. To remain competitive, Faneuil must continuously implement new technologies, expand its portfolio of outsourced services and may have to make occasional strategic adjustments to its pricing for its services.
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
The Company's Foreign Sales
The Company conducts business outside the United States in Canada, India, Ireland and Israel. Its foreign sales totaled  $18.5 million in 2012, $23.0 million in 2011and $20.6 million in 2010.
The Company's Employees
As of December 31, 2012, the Company had approximately 9,000 employees. None of the employees of the Company are represented by a labor union. The Company considers its employee relations to be good.
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
As of December 31, 2012, we had indebtedness with a total principal amount of $1,847.8 million (including $3.1 million of capital lease obligations), and $92.2 million of additional availability under our revolving credit facility (after giving effect to the issuance of $7.8 million of letters of credit). See Note 20 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of refinancing transactions with respect to our revolving credit facility completed on February 20, 2013. In addition, under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0 million, and the terms of our senior secured credit facilities and notes allow us to borrow substantial additional debt, including additional secured debt. Our substantial level of indebtedness could have important consequences. For example, it could:

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

We are required to make scheduled payments of principal on our senior secured term loans in the amount of $77.0 million in 2013, $790.1 million in 2014, $69.3 million in 2015 and 2016, and $400.3 million in 2017. In addition, our term loan facility requires that a portion of our excess cash flow be applied to prepay amounts borrowed under that facility. No such excess cash flow payment is required to be paid in 2013 with respect to 2012. An excess cash flow payment of $12.5 million was paid in 2012 with respect to 2011 and was applied against other mandatory payments due in 2012 under the terms of the facility. An excess cash flow payment of $3.5 million was paid in 2011 with respect to 2010 and was applied against other mandatory payments due in 2011 under the terms of the facility. No such excess cash flow payment was paid in 2010 with respect to 2009. We are required to repay our non-extended senior secured term loans in full in 2014, our senior notes in 2015, our extended senior secured term loans in 2017 and our senior secured notes in 2018. Our revolving credit facility will mature in 2013.
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
We may be able to incur substantial additional indebtedness in the future. The terms of our senior secured credit facilities and the indentures governing our senior notes and senior secured notes do not fully prohibit us from doing so. In addition, as of December 31, 2012, there was $92.2 million of additional availability under our $100.0 million revolving credit facility (after giving effect to the issuance of $7.8 million of letters of credit). See Note 20 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of refinancing transactions with respect to our revolving credit facility completed on February 20, 2013. Under certain circumstances, we are permitted to incur additional term loan and/or revolving credit facility indebtedness under our senior secured credit facilities in an aggregate principal amount of up to $250.0 million. In addition, the terms of our senior secured credit facilities and senior notes allow us to borrow substantial additional debt, including additional secured debt. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
Covenant restrictions under our indebtedness may limit our ability to operate our business.
The indentures governing the notes and the agreement governing our senior secured credit facilities contain, among other things, covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The indenture restricts, among other things, our ability to:

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
In addition, our credit agreement requires us to maintain a maximum consolidated leverage ratio solely for the benefit of the lenders under our revolving credit facility. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

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
Depending on the nature of these factors and the expected relative magnitude and permanency of their effects, the Company's businesses may not be able to achieve previous levels of performance even when overall economic conditions improve. The annual impairment tests for goodwill and indefinite-lived tradenames performed in the fourth quarter of 2012 did not result in impairments of goodwill and indefinite-lived tradenames. As a result of the 2011 step one annual impairment test for goodwill, the Company determined the estimated fair value of the Scantron reporting unit was less than its carrying value primarily due to declines in projected revenues and margins and a higher discount rate. This required the Company to perform the second step of the test and hypothetically allocate the estimated fair value to Scantron's assets and liabilities with the unallocated fair value representing the implied fair value of Scantron's goodwill. As a result of this analysis, a non-cash impairment charge of $102.2 million was recorded for the Scantron segment in the fourth quarter of 2011 based on the implied fair value of Scantron's goodwill being less than its carrying value. The Company also performed the 2011 annual impairment test for indefinite-lived tradenames and determined the estimated fair value of the Scantron tradename was less than its carrying value primarily due to declines in projected revenues and margins and a higher discount rate. As a result of this impairment and changes in Scantron's branding strategy, the useful life of the Scantron tradename was reassessed and determined to no longer be indefinite. The Company determined the economic life for the Scantron tradename is 15 years. A non-cash impairment charge of $4.2 million was recorded for the Scantron segment in the fourth quarter of 2011 based on the estimated fair value of the Scantron tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to a life of 15 years.
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
The economic conditions since late 2008 and the volatility in the financial markets during this period have contributed and may continue to contribute to high unemployment levels, decreased consumer spending, reduced credit availability and/or declining business and consumer confidence. During this period, a number of financial institutions have taken significant write-downs of asset values. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. We cannot determine whether the difficult conditions in the economy in general and/or the financial markets will improve or worsen in the near future. Our businesses have been and may continue to be adversely affected by these difficult conditions. Harland Clarke may experience reduced revenues due to losses of customers in the event the financial institutions upon which it depends either merge with or are sold to other institutions, or fail, or in the event that consumer spending continues to decline, or checking account openings continue to decrease, resulting in further acceleration in the decline of check usage and the use of Harland Clarke's other products. Similarly, Harland Financial Solutions, which also depends on its financial institution customers, may be adversely affected due to losses of financial institution customers from mergers, consolidations or failures. Reductions in financial institution information technology budgets in response to market difficulties could continue to result in further delays or cancellations of Harland Financial Solutions client purchases, as well as potential pricing pressure on Harland Financial Solutions products. Economic slowdown and liquidity constraints may also cause state and local public and private education budgets to be further reduced, which could continue to result in reduced revenues at Scantron, as well as pricing pressure on Scantron products. Such conditions could also have an unfavorable effect on Faneuil's operations which are, in part, dependent upon government funding. In addition, further disruptions in the credit and other financial markets could, among other things, impair the financial condition of suppliers of the Company, thereby increasing the risk of supplier performance.
Account data breaches involving stored client data or misuse of such data could adversely affect our reputation, revenues, profits and growth.
We, our clients, and other third parties store customer account information relating to our Harland Clarke segment's checks. In addition, a number of clients use our Harland Financial Solutions products and Scantron products to store and manage sensitive customer and student information. Scantron and Faneuil also provide services which involve the storage of non-public customer information. Any breach of the systems on which sensitive customer data and account information are stored or archived and any misuse by our own employees, by employees of data archiving services or by other unauthorized users of such data could lead to fraudulent activity involving our clients and our financial institution clients' customers' information and/or funds, damage the reputation of our brands and result in claims against us. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and could have a material adverse impact on our transaction volumes, revenue and future growth prospects. In addition, such breaches could adversely affect our financial institution clients' perception as to our reliability, and could lead to the termination of client contracts.
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
The financial services sector is also subject to various federal and state regulations and oversight. As a supplier of services to financial institutions, certain operations of our Harland Clarke and Harland Financial Solutions segments are examined by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"), among other agencies, to confirm our ability to maintain data security. These agencies regulate and audit services we provide and the manner in which we operate, and we are required to comply with a broad range of applicable laws and regulations. Adverse audit findings could impact our ability to continue to render services or require investment in corrective measures. Moreover, current laws and regulations may be amended in the future or interpreted by regulators in a manner which could negatively affect the operations of our Harland Clarke or Harland Financial Solutions segments or limit their future growth. The operation of websites by Scantron that are accessed by children under the age of 13 may be subject to the Children's Online Privacy

Protection Act of 1998, commonly known as COPPA. The collection of patient data through Harland Clarke survey services and Faneuil's call center services and medical device tracking services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data.
The use of our Scantron products and services to store and manage student and other educational data may be subject to The Family Education Rights and Privacy Act of 1974, commonly known as FERPA, which is a federal law that protects the privacy of student education records in connection with Scantron's web-based services. Many states have enacted similar laws to protect the privacy of student data.
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
We use sophisticated software and computing systems in all of our segments. We may experience difficulties in installing or integrating our technologies on platforms used by our clients. Furthermore, certain financial institution clients of our Harland Clarke segment have integrated certain components of their systems with ours, permitting our operators to effect certain operations directly into our financial institution clients' customers' accounts. Errors or delays in the processing of check orders, software defects or other difficulties could result in:

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
We are exposed to changes in interest rates on our variable-rate debt. A hypothetical increase of 1 percentage point in the variable component of interest rates applicable to floating rate debt outstanding as of December 31, 2012 would have resulted in an increase to interest expense of approximately $11.5 million per year including the effect of the interest rate swaps outstanding at December 31, 2012.
At December 31, 2012, we had consolidated indebtedness outstanding with a total principal amount of $1,847.8 million of which $867.1 million will mature within 24 months. We expect to continue to incur indebtedness to replace some or all of the maturing debt. Changes in interest rates, changes by any rating agency to our rating or outlook as well as changes in debt market conditions could significantly increase our interest expense.
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
Mr. Ronald O. Perelman, through MacAndrews, beneficially owned, as of December 31, 2012, all of the outstanding common stock of M & F Worldwide, which beneficially owns 100% of our stock. In addition, all of our directors are employees of either MacAndrews or the Company. As a result, MacAndrews and its sole stockholder possess significant influence over our business decisions.
Risks Related to our Harland Clarke Segment
The paper check industry overall is a mature industry and check usage is declining. Our business will be harmed if check usage declines faster than expected.
Check and related products and services, including delivery services, account for most of our revenues. The check industry overall is a mature industry. The number of checks written in the United States has declined in recent years, and we believe that it will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, smart cards, automated teller machines, direct deposit, wire transfers, electronic, home banking applications, Internet based payment services and other bill paying services. The actual rate and extent to which alternative payment methods will achieve consumer acceptance and replace checks, whether as a result of legislative developments, personal preference or otherwise, cannot be predicted with certainty and could decline at a more rapid rate. Changes in technology or the widespread adoption of current technologies may also make alternative payment methods more popular. An increase in the use of any of these alternative payment methods could have a material adverse effect on the demand for checks and a material adverse effect on our business, results of operations and prospects. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and length of the economic recession, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. During 2011 and 2012, this trend of higher check unit declines improved slightly from that experienced in recent years, however Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's results of operations.
Consolidation among financial institutions may adversely affect our relationships with our clients and our ability to sell our products and may therefore result in lower revenues and profitability.
Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our business, financial condition and results of operations. For the year ended December 31, 2012, financial institutions accounted for approximately 81% of revenues for our Harland Clarke segment. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.
We are dependent on a few large clients, and adverse changes in our relationships with these highly concentrated clients may adversely affect our revenues and profitability.
The majority of sales from our Harland Clarke segment has been, and very likely will continue to be, concentrated among a small group of clients. For the year ended December 31, 2012, the top 20 clients of our Harland Clarke segment represented approximately 42% of its revenues, with sales to Bank of America and Wells Fargo representing a significant portion of revenues. A number of contracts with Harland Clarke segment clients may be terminated by the client for convenience upon written notice or "for cause." A significant decrease or interruption in business from any of our Harland Clarke segment significant clients, or the termination of our contracts with any of our most significant clients could have a material adverse effect on our revenues and profitability.
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
Harland Financial Solutions' and Scantron's businesses are affected by technological change, evolving industry standards, changes in client requirements and frequent new product introductions and enhancements. The businesses of providing technological solutions to financial institutions, educational organizations and other enterprises have been and continue to be intensely competitive, requiring us to continually improve our existing products and create new products while at the same time controlling our costs. Such improvements have required and will continue to require substantial cash investments and allocations of personnel and other resources. In addition, customers may require or prefer technology offerings which are outside the scope of offerings provided by Harland Financial Solutions or Scantron. We may not be able to successfully anticipate or address those preferences or requirements. We face intense competition from a number of multi-national, international, national, regional and local providers of software and services, some of whom may have greater financial and other resources than we have, greater familiarity with our prospective clients than we do, or the ability to offer more attractive products and services than we do. Our future success will depend in part upon our ability to:

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
We may not be able to successfully develop new products and services for our Scantron segment, and those products and services may not receive widespread acceptance. As a result, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.
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
Mergers, acquisitions and personnel changes at financial institutions, as well as failures or liquidations of such financial institutions, may adversely affect our Harland Financial Solutions business, financial condition and results of operations. For the year ended December 31, 2012, financial institutions accounted for substantially all of our Harland Financial Solutions segment revenues. In recent years, the number of financial institutions has declined due to consolidation. Consolidation among financial institutions could cause us to lose current and potential clients as such clients are, for example, acquired by financial institutions with pre-existing relationships with other providers. The increase in general negotiating strength possessed by such consolidated entities also presents a risk that new and/or renewed contracts with these institutions may not be secured on terms as favorable as those historically negotiated with these clients. Consolidation among or failure of financial institutions could therefore decrease our revenues and profitability.
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
Risks Related to our Faneuil Segment
Economic downturns and reductions in government funding could have a negative effect on Faneuil's business.
Demand for the services offered by Faneuil has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions. During economic downturns, the ability of both private and governmental entities to make expenditures may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting Faneuil's industry as a whole or key industry segments targeted by Faneuil. In addition, Faneuil's operations are, in part, dependent upon government funding. Significant changes in the level of government funding could have an unfavorable effect on Faneuil's business, financial position, results of operations and cash flows.
Faneuil's business involves many program-related and contract-related risks.
Faneuil's business is subject to a variety of program-related risks, including changes in political and other circumstances, particularly since contracts for major programs are performed over extended periods of time. These risks include changes in personnel at governing authorities, the failure of applicable governing authorities to take necessary actions, opposition by third parties to particular programs and the failure by customers to obtain adequate financing for particular programs. Due to these factors, losses on a particular contract or contracts could occur, and Faneuil could experience significant changes in operating results on a quarterly or annual basis.
Faneuil faces intense competition. If Faneuil does not compete effectively, its business may suffer.
Faneuil faces intense competition from numerous competitors. Faneuil's services as they relate to toll collection, customer contact centers and employee staffing compete primarily on the basis of quality, performance, innovation, technology, price, applications expertise, system and service flexibility and established customer service capabilities. Faneuil may not be able to compete effectively on all of these fronts or with all of its competitors. In addition, new competitors may emerge, and service offerings may be threatened by new technologies or market trends that reduce the value of the services Faneuil provides. To remain competitive, Faneuil must respond to new technologies and enhance its existing services, and we anticipate that it may have to adjust the pricing for its services to stay competitive on future responses to proposals.
Faneuil's dependence on one or a few customers could adversely affect it.
One or a few clients have in the past and may in the future contribute a significant portion of Faneuil's consolidated revenue in one year, or over a period of several consecutive years. In 2012, revenue from the Florida Department of Transportation accounted for 36% of Faneuil's total revenues. Faneuil has long standing relationships with many of its significant customers. However, because Faneuil's customers generally contract with it for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their program is discontinued, or their projects come to an end. The loss or reduction of any significant contracts with any of these customers could materially reduce Faneuil's revenue and cash flows. Additionally, many of Faneuil's customers are government entities. In many situations, government entities can unilaterally terminate or modify Faneuil's existing contracts without cause and without penalty to the government agency. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.
Faneuil's fixed price contracts subject it to the risk of increased program costs.
Faneuil's fixed price contracts involve risks relating to its inability to receive additional payments in the event the costs of performing those contracts prove to be greater than anticipated. Faneuil's cost of performing the contracts may be greater than anticipated due to uncertainties inherent in estimating contract completion costs, contract modifications by customers, failure of subcontractors to perform and other unforeseen events and conditions. Any one or more of these risks could result in reduced profits or possible losses on a particular contract or contracts.
Faneuil's dependence on subcontractors and equipment manufacturers could adversely affect it.
In some cases, Faneuil relies on and partners with third party subcontractors as well as third party equipment manufacturers to service its contracts. To the extent that Faneuil cannot engage subcontractors or acquire equipment or materials, Faneuil's ability to perform according to the terms of its contracts may be impaired. If the amount Faneuil is required to pay for subcontracted services or equipment exceeds the amount Faneuil has estimated in bidding for fixed prices, or fixed unit price contracts, it could experience reduced profit or losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, Faneuil may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a program for which the services, equipment or materials were needed.
If Faneuil guarantees to a customer the timely implementation or performance standards of a program, Faneuil could incur additional costs to meet its guarantee obligations.
In certain instances Faneuil guarantees a customer that Faneuil will implement a program by a scheduled date. Faneuil sometimes also provides that the program will achieve or adhere to certain performance standards or key performance indicators. If Faneuil subsequently fails to implement the program as scheduled, or if the program subsequently fails to meet the guaranteed performance standards, Faneuil may be held responsible for cost to the client resulting from any delay in implementation, or the costs incurred by the program to achieve the performance standards. In most cases where Faneuil fails to meet contract defined performance standards, it may be subject to agreed upon liquidated damages. To the extent that these events occur, the total costs for the program would exceed Faneuil's original estimates and it could experience reduced profits or in some cases a loss for that program.
Adequate bonding is necessary for Faneuil to successfully win new work awards on some types of contracts.
In line with industry practice, Faneuil is often required, primarily in its toll and transportation programs, to provide performance and surety bonds to customers in conjunction with its contracts. These bonds indemnify the customer should Faneuil fail to perform its obligations under the contract. If a bond is required for a particular program and Faneuil is unable to obtain an appropriate bond, Faneuil cannot pursue that program. Faneuil has bonding capacity but, as is typically the case, the issuance of a bond is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available on reasonable terms. Any inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on Faneuil's business, financial condition, results of operations and cash flows.
Any business disruptions due to political instability, armed hostilities, and incidents of terrorism or natural disasters could adversely affect Faneuil's financial performance.
If terrorist activity, armed conflict, political instability or natural disasters occur in the United States or other locations, such events may negatively affect Faneuil's operations, cause general economic conditions to deteriorate or cause demand for Faneuil's services, many of which depend on travel, to decline. A prolonged economic slowdown or recession could reduce the demand for Faneuil's services, and therefore, negatively affect Faneuil's future sales and profits. Any of these events could have a significant effect on Faneuil's business, financial condition or results of operations.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Harland Clarke is headquartered in San Antonio, Texas, Harland Financial Solutions is headquartered in Lake Mary, Florida, Scantron is headquartered in Eagan, Minnesota and Faneuil is headquartered in Hampton, Virginia. The principal properties for each segment are as follows:

Harland Clarke

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Atlanta, GA	Administration, Information Technology, Sales and Marketing	96,400	Owned
Atlanta, GA(a)	Closed	36,000	Owned
Atlanta, GA(a)	Closed	54,000	Owned
Atlanta, GA(a)	Closed	132,300	Owned
Atlanta, GA	Tech Center	14,294	Leased
Boulder City, NV	Administration and Production	4,000	Leased
Braintree, MA	Marketing Services and Support	3,476	Leased
Charlotte, NC	Administration	4,906	Leased
Colorado Springs, CO	Services	22,665	Leased
Glen Burnie, MD (b)	Marketing Services and Production	120,000	Leased
Grapevine, TX	Printing	83,282	Leased
Gurabo, Puerto Rico	Printing	22,446	Leased
High Point, NC	Printing	135,000	Leased
Jeffersonville, IN	Printing	141,332	Leased
Lisle, IL	Marketing Services	7,050	Leased
Louisville, KY	Printing	50,000	Leased
Milton, WA (b)	Administration	87,640	Leased
Nashville, TN	Administration	8,124	Leased
New Braunfels, TX	Administration, Printing and Contact Center	98,030	Owned
Phoenix, AZ	Printing	64,000	Leased
Salt Lake City, UT	Printing, Distribution and Contact Center	129,100	Owned
San Antonio, TX	Printing	166,000	Leased
San Antonio, TX	Contact Center	68,000	Leased
San Antonio, TX	Contact Center	42,262	Leased
San Antonio, TX	Corporate Headquarters	90,000	Leased
San Antonio, TX	Administration	1,936	Leased
San Antonio, TX	Warehouse	16,166	Leased
Chennai, India	Support and Administration	9,182	Leased
___________

(a)	Held for sale.
(b)	To be closed in 2013.

Harland Financial Solutions

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Atlanta, GA	Development and Support	7,098	Leased
Birmingham, AL	Development and Support	4,400	Leased
Bothell, WA	Development and Support	16,286	Leased
Carmel, IN	Development and Support	4,821	Leased
Cincinnati, OH	Service Bureau, Data Center	63,901	Leased
Clive, IA	Service Bureau, Data Center	36,466	Leased
Englewood, CO	Development and Support, Data Center	28,838	Leased
Fargo, ND	Development and Support	18,371	Leased
Grand Rapids, MI	Development and Support	5,484	Leased
Lake Mary, FL	Corporate Headquarters, Development and Support	80,390	Leased
Memphis, TN	Development and Support	11,433	Leased
Miamisburg, OH	Development and Support	15,286	Leased
Orlando, FL	Processing	14,856	Leased
Pleasanton, CA	Development and Support	30,232	Leased
Portland, OR	Administration, Development and Support	58,685	Leased
Tel Aviv, Israel	Development and Support	7,911	Leased
Thiruvananthapuram, India	Development and Support	21,500	Leased
Scantron

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Atlanta, GA	Administration, Development and Support	12,780	Leased
Bellevue, WA	Administration	31,324	Leased
Chennai, India	Development and Support	38,060	Leased
Columbia, PA	Printing	121,370	Owned
Eagan, MN	Corporate Headquarters, Development and Support	109,500	Owned
Loveland, CO	Development and Support	12,895	Leased
Olivet, MI	Development and Support	1,856	Leased
Santa Ana, CA	Administration, Development and Support	26,057	Leased
San Diego, CA	Development and Support	10,175	Leased
Towson, MD	Administration, Development and Support	9,193	Leased

Faneuil

Location	Use	Approximate Floor Space (Square Feet)	Leased/Owned Status
Atlantic City, NJ	Administrative office	1,500	Leased
Boca Raton, FL	Florida corporate office	2,165	Leased
Clifton Forge, VA	Contact center	15,620	Leased
El Paso, TX	Administrative office	900	Leased
Fort Lauderdale, FL	Sales office	1,720	Leased
Gloucester Point, VA	Walk-in retail location	1,500	Leased
Hampton, VA	Corporate headquarters	12,363	Leased
Herndon, VA	Walk-in retail location	3,300	Leased
Jupiter, FL	Sales office	1,178	Leased
Lakeland, FL	Administrative office	1,040	Leased
Lawrence, KS	Administration	19,000	Leased
Martinsville, VA	Contact center	25,109	Leased
Omaha, NE	Field Services, Administration and Support	50,000	Owned
Orlando, FL	Administrative office	12,420	Leased
Orlando, FL	Contact center	17,842	Leased
Richmond, VA	Walk-in retail location	2,000	Leased
South Boston, VA	Contact center	10,761	Leased
Tallahassee, FL	Administrative office	1,500	Leased
Tampa, FL	Administrative office	1,453	Leased

Item 3. Legal Proceedings
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, intellectual property matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
Item 4.  Mine Safety Disclosures
Not applicable.

Part II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are an indirect, wholly owned subsidiary of MacAndrews. MacAndrews is wholly owned by Ronald O. Perelman. As such, our common stock is not listed on any stock exchange or traded in any over-the-counter market.
Item 6.  Selected Financial Data
The table below reflects historical financial data, which are derived from the audited consolidated financial statements for the year ended December 31, 2012, the periods January 1 to December 21, 2011 and December 22 to December 31, 2011 and each of the years ended December 31, 2010, 2009 and 2008.
The Company is an indirect, wholly owned subsidiary of M & F Worldwide, which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews. On September 12, 2011, M & F Worldwide agreed to merge with an indirect wholly owned subsidiary of MacAndrews, and following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of closing conditions, that merger was effected on December 21, 2011. As a result of the MacAndrews Acquisition, under Generally Accepted Accounting Principles, the Company is required to present the operating results for the year ended December 31, 2011 separately for the predecessor and successor periods. The period prior to the merger transaction (January 1 to December 21, 2011) is presented below as ''Predecessor." The period subsequent to the merger transaction (December 22 to December 31, 2011) is presented below as ''Successor.''
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

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31,	January 1 to December 21,	Years Ended December 31,
(In millions)		2011 (a)	2011 (a)	2010 (b)	2009 (c)	2008 (d)
Statement of Operations Data:
Net revenues	$1,668.9	$37.7	$1,586.0	$1,671.2	$1,712.3	$1,794.6
Cost of revenues	1,058.4	29.4	931.2	958.5	997.7	1,066.9
Gross profit	610.5	8.3	654.8	712.7	714.6	727.7
Selling, general and administrative expenses	389.7	11.3	393.3	389.7	387.4	445.9
Revaluation of contingent consideration	(0.6)	—	(24.3)	0.3	—	—
Asset impairment charges	1.7	—	111.6	3.7	44.4	2.4
Restructuring costs	18.9	—	12.6	22.3	32.5	14.6
Operating income (loss)	200.8	(3.0)	161.6	296.7	250.3	264.8
(Loss) gain on early extinguishment of debt	(34.2)	(0.1)	—	—	65.0	—
Interest expense, net	(220.7)	(6.6)	(104.4)	(114.8)	(135.9)	(184.2)
Loss from equity method investment	(0.1)	—	—	—	—	—
Other (expense) income, net	(0.2)	—	13.2	0.1	0.1	(0.4)
(Loss) income before income taxes	(54.4)	(9.7)	70.4	182.0	179.5	80.2
(Benefit) provision for income taxes	(19.4)	(3.8)	41.2	67.8	67.4	33.0
Net (loss) income	$(35.0)	$(5.9)	$29.2	$114.2	$112.1	$47.2

	December 31,
(In millions)	2012	2011 (a)	2010 (b)	2009 (c)	2008 (d)
Balance Sheet Data:
Total assets	$2,986.4	$3,103.7	$3,336.1	$3,252.0	$3,391.8
Long-term debt, including current portion and short-term borrowings(e)	1,847.8	1,812.0	2,219.7	2,238.8	2,390.6
Stockholder's equity	35.2	147.3	338.8	246.0	166.3
____________

(a)
Includes the financial position and results of operations of GlobalScholar from the date of its acquisition on January 3, 2011 and the financial position and results of operations of Faneuil from the date of common control on December 21, 2011. Includes new basis of accounting in the Successor period related to acquisition accounting required by the MacAndrews Acquisition. See to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

(e)	Includes capital leases of $3.1 million, $4.5 million, $4.6 million, $5.7 million and $2.6 million for fiscal years 2012, 2011, 2010, 2009 and 2008, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and the Harland Clarke Holdings consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview of Business
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. The Company is an indirect, wholly owned subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). MacAndrews is wholly owned by Ronald O. Perelman. On September 12, 2011, M & F Worldwide agreed to merge with an indirect, wholly owned subsidiary of MacAndrews, and following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of closing conditions, that merger was effected on December 21, 2011 (the "MacAndrews Acquisition").
As a result of the Company applying the acquisition method of accounting for the MacAndrews Acquisition, the Successor (as defined hereinafter) period financial statements reflect a new basis of accounting, while the Predecessor (as defined hereinafter) financial statements were prepared using the Company's historical basis of accounting. As a result, the Predecessor and Successor financial statements are not comparable. There have been no changes in the business operations of the Company due to the MacAndrews Acquisition. See Note 3 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the MacAndrews Acquisition.
On March 19, 2012, the Company purchased Faneuil, Inc. ("Faneuil") from affiliates of MacAndrews. See Note 3 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively recasted prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Faneuil is a separate business segment for financial reporting purposes.
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
Refinancing Transactions
On February 20, 2013, the Company completed certain refinancing transactions with respect to its revolving credit facility dated as of April 4, 2007. See Note 20 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On July 24, 2012, the Company completed certain refinancing transactions with respect to its credit agreement dated as of April 4, 2007, as amended on May 10, 2012. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The Faneuil Acquisition
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
The GlobalScholar Acquisition
On January 3, 2011, Scantron Corporation ("Scantron"), a wholly owned subsidiary of the Company, purchased all of the outstanding capital stock or membership interests of KUE Digital Inc., KUED Sub I LLC and KUED Sub II LLC (collectively "GlobalScholar"). GlobalScholar's instructional management platform supports all aspects of managing education at K-12 schools, including student information systems; performance-based scheduler; gradebook; learning management system; longitudinal data collection, analysis and reporting; teacher development and performance tracking; and online communication and tutoring portals. GlobalScholar's instructional management platform complements Scantron's testing and assessment, response to intervention, student achievement management and special education software solutions thereby expanding Scantron's web-based education solutions. The acquisition-date purchase price was $134.9 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $18.5 million, which resulted in total estimated consideration of $153.4 million as of the acquisition date. Contingent consideration would have been payable in 2012 upon achievement of certain revenue targets of GlobalScholar during calendar year 2011 (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K). No amount was paid in 2012 because the revenue targets were not met. The Company financed the acquisition and related fees and expenses with cash on hand.
The Parsam Acquisition
On December 6, 2010, Harland Financial Solutions, Inc. ("HFS"), a wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Parsam Technologies, LLC and the equity of SRC Software Private Limited (collectively "Parsam"). Parsam's solutions allow financial institutions to provide services online, in branches and at call centers, from new account opening and funding to account-to-account money transfers, person-to-person payments, account and adviser-client relationship management and bill presentment and payment. HFS has integrated Parsam's solutions into its existing solution offerings. The acquisition-date purchase price was $32.8 million in cash, net of cash acquired, and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $1.2 million, which resulted in total estimated consideration of $34.0 million as of the acquisition date. Contingent consideration would have been payable upon achievement of certain revenue targets of Parsam during calendar years 2011 and 2012 with a maximum contingent consideration of $25.0 million if the revenue targets were met (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K). No amounts will be paid because the revenue targets were not met. The Company financed the acquisition and related fees and expenses with cash on hand.
The Spectrum K12 Acquisition
On July 21, 2010, Scantron acquired Spectrum K12 School Solutions, Inc. ("Spectrum K12"). Spectrum K12 develops, markets and sells student achievement management, response to intervention and special education software solutions. Spectrum K12's software solutions complement Scantron's software solutions for education assessments, content and data management. The acquisition-date purchase price was $28.6 million in cash, net of cash acquired and after giving effect to working capital adjustments. In addition, the Company recorded the fair value of contingent consideration of $4.0 million, which resulted in total estimated consideration of $32.7 million as of the acquisition date. Contingent consideration would have been payable upon achievement of certain revenue targets of Spectrum K12 during the twelve-month periods ending June 30, 2011 and 2012 with a maximum aggregate contingent consideration of $20.0 million if the revenue targets had been met (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K). No amount was paid because the revenue targets were not met. The Company financed the acquisition and related fees and expenses with cash on hand.

Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. During 2011 and 2012, this trend of higher check unit declines improved slightly from that experienced in recent years, however Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke still expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, including marketing services, and optimizing its existing catalog of offerings to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's results of operations.
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
Providing technological solutions to financial institutions is highly competitive and fragmented. Harland Financial Solutions competes with several large and diversified financial technology providers, including, among others, Fidelity National Information Services, Inc., Fiserv, Inc., Jack Henry & Associates, Inc., Computer Services Inc. and many regional providers. Many multi-national and international providers of technological solutions to financial institutions also compete with Harland Financial Solutions both domestically and internationally, including Temenos Group AG, Misys plc, Infosys

Technologies Limited, Tata Consultancy and Oracle Financial Services. There are also many other competitors that offer one or more specialized products or services that compete with products and services offered by Harland Financial Solutions. Management believes that competitive factors influencing buying decisions include product features and functionality, client support, price and vendor financial stability.
Scantron
While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron's on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron's forms and purchase of additional hardware to process these forms. Scantron's education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse effect on Scantron's operating results. Scantron is subject to federal and state educational budget allotments. In the current economic and political landscapes, these budget allotments may come under pressure and could be reduced, thus affecting customer willingness to invest in Scantron products.
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
Scantron must successfully develop new products and solutions to respond to the significant changes in the educational testing and data collection industry due to technological and regulatory changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new testing methods and technologies depends on the timing and costs of the development effort, product performance, functionality, customer acceptance, adoption rates and competition, all of which could have a negative effect on our business. If Scantron is not able to adopt new electronic data collection solutions at a rate that keeps pace with other technological advances, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected.
Scantron enters into contracts with customers that provide for multiple products and services or "elements," such as software, implementation, configuration, training and maintenance (referred to as "multiple-element contracts"). In order to recognize revenue for each element of the contract separately as earned, the relevant accounting guidance requires that the Company have "vendor-specific objective evidence", or "VSOE", of fair value of each element. VSOE of fair value of each element is typically based on the price charged when sold separately. The Company does not yet have sufficient history with GlobalScholar and Spectrum K12 sales to establish VSOE for elements within their contracts. As a result, for such contracts, the entire contract is bundled as a single unit for accounting purposes with revenue being recognized ratably over the initial term of the contract commencing with the delivery of the software or the completion of implementation services if such services are essential to the functionality of the software. This methodology results in substantial deferral of revenue into future periods, while the related costs, with the exception of direct implementation costs, are expensed as incurred rather than deferred. In addition, revenue from contracts that are subject to substantive customer acceptance provisions is deferred until the acceptance provisions have been met. As a result of these factors that cause deferral of significant revenue into future periods for amounts that are billed and collected, the Company recorded operating losses for the acquired GlobalScholar and Spectrum K12 operations in 2012 and expects to record operating losses for those operations in 2013.
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
Faneuil's primary competition comes from other large providers of toll services such as Affiliated Computer Services, Inc. ("ACS") and TransCore, Inc., and providers of customer contact center services such as ACS and Convergys Corporation. If Faneuil cannot compete effectively, it will negatively affect its operating results. To remain competitive, Faneuil must continuously implement new technologies, expand its portfolio of outsourced services and may have to make occasional strategic adjustments to its pricing for its services.
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
For multiple-element software arrangements, total revenue is allocated to each element based on vendor specific objective evidence ("VSOE"), of its fair value represented by the price charged when the elements are sold separately. VSOE must exist for the undelivered elements to allocate the total revenue among all delivered elements and non-essential undelivered elements of the arrangement. When VSOE of fair value has been established for maintenance and professional services but not for software licenses, the residual method is used to allocate revenue to the license portion of multiple element arrangements. VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is primarily based upon customer renewal history when the services are sold separately. VSOE for professional services is also based upon the price charged when the services are sold separately.
If the undelivered elements of the arrangement are essential to the functionality of the software product(s), revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exist but VSOE does not exist for one or more of the delivered elements, revenue is recognized using the residual method. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. When VSOE does not exist for maintenance and/or non-essential undelivered elements of multiple element arrangements, revenue is deferred until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.
For licenses that are hosted (cloud services), revenue is allocated to separate units of accounting based on the hierarchy of VSOE, third-party evidence ("TPE") or relative selling price. VSOE and TPE are not available so the relative selling price is used. Under the relative selling price method the concept of the residual method is eliminated and discounts are allocated across all deliverables in proportion to the best estimated selling price. Separate units of accounting exist if they have standalone value. Standalone value exists if the Company or other vendors sell the same item separately or the customer could resell the item on a standalone basis. Standalone value exists for most individual modules of the Company's hosted licenses because they are sold separately or as a group depending on the needs of customers. For each module, revenue is deferred until related professional services are complete. If standalone value does not exist then revenue for all modules and professional services in an arrangement are deferred until services are complete. Under either scenario, once services are complete, revenue is recognized on a straight-line basis over the remaining term of the contract.
For arrangements that include both licenses and cloud services, each is accounted for under its relevant guidance.
If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable agreement. Each new license includes maintenance, including the right to receive telephone support, "bug fixes" and unspecified upgrades and enhancements, for a specified duration of time, usually one year. Maintenance revenue is recognized ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. Maintenance fees are typically invoiced on an annual basis prior to the anniversary date of the license. Time-based and usage-based licenses include maintenance as a bundled item that is committed for the period of the agreement. Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis.
Professional services are generally for installation, training, implementation and configuration. These services are generally not considered essential to the functionality of the related software. Generally, revenue is recognized when services are completed. On implementations for outsourced data processing services, revenue is deferred and recognized over the life of the outsourcing arrangement. Revenue from arrangements that are subject to substantive customer acceptance provisions is deferred until the acceptance conditions have been met.
Revenue from outsourced data processing services and other transaction processing services are recognized in the month the transactions are processed or the services are rendered.
The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. Deferred revenues generally represent amounts billed to the customer in excess of amounts earned. As a result of the accounting required in connection with the MacAndrews Acquisition, deferred revenues at December 31, 2011 represent the fair value of the cost to complete contractual obligations for which funds have already been received. Deferred revenues at December 31, 2012 represent amounts billed to the customer during 2012 in excess of amounts earned as well as the remaining balance of deferred revenues at December 31, 2011 that were not recognized as revenues in 2012.
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
On the date the interest rate derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. The Company formally documents the relationship between hedging instruments and the hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If an existing derivative becomes not highly effective as a hedge, the Company discontinues hedge accounting prospectively. The Company assesses the effectiveness of the hedge based on total changes in the hedge's cash flows at each payment date as compared to the change in the expected future cash flows on the long-term debt.

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
Presentation of Financial Information
As a result of the change in ownership from the MacAndrews Acquisition, under Generally Accepted Accounting Principles ("GAAP"), the Company is required to present the operating results for the year ended December 31, 2011 separately for the predecessor and successor periods. The period prior to the MacAndrews Acquisition (January 1 to December 21, 2011) is presented below as ''Predecessor." The periods subsequent to the MacAndrews Acquisition (the year ended December 31, 2012 and the period December 22 to December 31, 2011) are presented below as ''Successor.'' In the following discussion, the Successor operating results for the year ended December 31, 2012 are compared to the combined results of operations from the Predecessor and Successor periods for the year ended December 31, 2011. Likewise, the combined results of operations from the Predecessor and Successor periods for the year ended December 31, 2011 are also compared to the Predecessor results of operations for the year ended December 31, 2010. Although such presentation is not in accordance with GAAP, management believes this is the most informative way to present and discuss the Company's results of operations.
In addition, as a result of the MacAndrews Acquisition, the acquisition consideration has been allocated and pushed down to the Company. The effects of the acquisition accounting fair valuations are reflected in the Successor periods for 2011 and 2012. Those effects include but are not limited to increases in the carrying values of property, plant and equipment, intangible assets, and inventories and decreases in the carrying values of long-term debt and deferred revenues. The Successor periods, the year ended December 31, 2012 and the period December 22 to December 31, 2011, and future successor periods will include significantly higher interest expense, depreciation and amortization expense and lower revenues which will reduce net income significantly. However, since these effects are non-cash in nature, the Company's cash flow will not be adversely affected.
Consolidated Operating Results
The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments to better align complementary products and services. The HTS and MDT businesses were transferred to the Faneuil segment and the Survey Services business was transferred to the Harland Clarke segment. Prior period results in the tables below have been reclassified to reflect these business segment changes.
In the tables below, dollars are in millions.
2012 Compared to 2011
The operating results for 2012 and 2011, as reflected in the accompanying consolidated statements of operations and described below, include the acquired GlobalScholar, Parsam, and Spectrum K12 businesses from the respective dates of acquisition and the acquired Faneuil business from the date of common control (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Net Revenues:

	Successor		Predecessor	Combined
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011
Consolidated Net Revenues:
Harland Clarke segment	$1,142.6	$24.3	$1,120.2	$1,144.5
Harland Financial Solutions segment	253.7	6.3	279.5	285.8
Scantron segment	119.9	4.4	118.2	122.6
Faneuil segment	155.0	2.7	68.8	71.5
Eliminations	(2.3)	—	(0.7)	(0.7)
Total	$1,668.9	$37.7	$1,586.0	$1,623.7
Net revenues increased by $45.2 million, or 2.8%, to $1,668.9 million in 2012 from $1,623.7 million in 2011.
Net revenues for the Harland Clarke segment decreased by $1.9 million, or 0.2%, to $1,142.6 million in 2012 from $1,144.5 million in 2011. The decrease was primarily due to volume declines, net of client additions and losses, in check and related products that reduced net revenues by $55.2 million. Net revenues in 2011 included revenue for a one-time payment of $6.5 million resulting from the loss of a client, which led to a net decrease in one-time payments in 2012 of $5.3 million as compared to 2011. These decreases were largely offset by an increase in revenues per unit that increased revenues by $28.5 million and a net benefit of $29.8 million for non-cash fair value acquisition accounting adjustments to deferred revenues and client incentives related to the MacAndrews Acquisition. Net revenues in 2011 included charges of $1.5 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition.
Net revenues for the Harland Financial Solutions segment decreased by $32.1 million, or 11.2%, to $253.7 million in 2012 from $285.8 million in 2011. In 2012, the Harland Financial Solutions segment incurred a net charge of $43.0 million from non-cash fair value acquisition accounting adjustments to deferred revenue related to the MacAndrews Acquisition. Net revenues also decreased by $1.1 million due to nonrecurring early termination fees in 2011. These decreases were partially offset by a net increase in license fee revenues of $6.9 million primarily as a result of meeting revenue recognition criteria for certain product lines, increased service bureau revenues of $1.7 million as a result of growth in electronic bill pay services and increased maintenance revenues of $1.0 million due to increased implementation of credit management solutions. Net revenues in 2011 included charges for non-cash fair value acquisition accounting adjustments to deferred revenue of $3.0 million related to the acquisition of Parsam and the MacAndrews Acquisition.
Net revenues for the Scantron segment decreased by $2.7 million, or 2.2%, to $119.9 million in 2012 from $122.6 million in 2011. The decrease in net revenues was primarily due to volume declines in forms, scanners and services that reduced revenues by $9.6 million. The decrease was partially offset by higher revenue of $1.9 million in the GlobalScholar and Spectrum K12 businesses as a result of completed project implementations and increased intersegment sales of $1.5 million. In 2012, the Scantron segment incurred a net charge of $5.7 million for non-cash fair value acquisition accounting adjustments to deferred revenue related to the MacAndrews Acquisition compared to a net charge of $9.3 million in 2011 from non-cash fair value acquisition accounting adjustments to deferred revenues related to the acquisitions of the Spectrum K12 and GlobalScholar businesses, resulting in an increase in net revenue of $3.6 million.

Net revenues for the Faneuil segment increased by $83.5 million to $155.0 million in 2012 from $71.5 million in 2011 (during which only the HTS and MDT businesses were in the Faneuil segment prior to the MacAndrews Acquisition). The increase was primarily due to the Faneuil Acquisition which had revenues of $93.6 million in 2012 compared to revenues of $2.7 million in 2011 after the MacAndrews Acquisition. The resulting net increase in revenues from the Faneuil Acquisition of $90.9 million was partially offset by a decrease in net revenues of $7.4 million for the HTS and MDT businesses that were transferred from the Scantron segment, primarily due to net charges of $5.1 million from non-cash fair value acquisition accounting adjustments to deferred revenues related to the MacAndrews Acquisition. The remaining decrease was primarily due to declines in revenues related to installation and maintenance services for the HTS and MDT businesses.
Elimination of net revenues increased to $2.3 million in 2012 from $0.7 million in 2011 primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Cost of Revenues:

	Successor		Predecessor	Combined
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011
Consolidated Cost of Revenues:
Harland Clarke segment	$740.8	$20.6	$688.1	$708.7
Harland Financial Solutions segment	126.6	3.3	115.5	118.8
Scantron segment	72.0	3.4	83.1	86.5
Faneuil segment	121.3	2.1	45.2	47.3
Eliminations	(2.3)	—	(0.7)	(0.7)
Total	$1,058.4	$29.4	$931.2	$960.6
Cost of revenues increased by $97.8 million, or 10.2%, to $1,058.4 million in 2012 from $960.6 million in 2011.
Cost of revenues for the Harland Clarke segment increased by $32.1 million, or 4.5%, to $740.8 million in 2012 from $708.7 million in 2011. In 2012, the Harland Clarke segment incurred a net charge of $66.2 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, including a $54.0 million increase in depreciation and amortization and net charges of $12.2 million in other non-cash adjustments. The increase in cost of revenues was partially offset by a decrease in variable expenses related to volume declines of $17.7 million, a decrease in labor costs of $5.6 million primarily due to cost reduction initiatives implemented in the third quarter of 2012, a decrease in depreciation and amortization not related to acquisition accounting of $2.6 million and a decrease in other general overhead expenses of $2.6 million. Cost of revenues in 2011 also included an increase of $1.8 million in depreciation and amortization and a charge of $3.3 million for non-cash fair value acquisition accounting adjustments to inventory related to the MacAndrews Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 64.8% in 2012 compared to 61.9% in 2011 primarily due to the non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Harland Financial Solutions segment increased by $7.8 million, or 6.6%, to $126.6 million in 2012 from $118.8 million in 2011. In 2012, the Harland Financial Solutions segment incurred a net charge of $7.1 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, including a $9.9 million increase in depreciation and amortization and a $2.8 million benefit in other non-cash adjustments compared to net charges of $0.2 million in 2011 for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. The increase in cost of revenues was also a result of increased telecom expense of $1.2 million primarily due to growth in the service bureau business, increased equipment lease and maintenance of $0.9 million and increased internal software expense of $0.5 million. These increases were partially offset by decreased depreciation and amortization unrelated to acquisition accounting of $1.1 million and decreased hardware expense of $1.1 million due to a change in product mix. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment was 49.9% in 2012 compared to 41.6% in 2011 primarily due to non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition that reduced net revenues by $43.0 million in 2012.

Cost of revenues for the Scantron segment decreased by $14.5 million, or 16.8%, to $72.0 million in 2012 from $86.5 million in 2011. In 2012, the Scantron segment incurred a net benefit of $21.8 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition as a result of a decrease in depreciation and amortization of $21.7 million and a $0.1 million benefit for other non-cash adjustments compared to a net benefit of $0.4 million in 2011 for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Cost of revenues was also reduced by lower direct costs of $0.9 million due to lower volumes of forms and scanners sold and higher cost deferrals in 2012 of $0.5 million related to implementation services for revenues that have not yet been recognized. These cost reductions were partially offset by higher labor and other expenses of $6.2 million due to an increase in implementation resources and $1.4 million of higher amortization due to new product releases. Cost of revenues as a percentage of revenues for the Scantron segment was 60.1% in 2012 as compared to 70.6% in 2011 primarily due to the net benefit for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Faneuil segment increased by $74.0 million to $121.3 million in 2012 from $47.3 million in 2011 (during which only the HTS and MDT businesses were in the Faneuil segment prior to the MacAndrews Acquisition). The increase was primarily due to the Faneuil Acquisition which had cost of revenues of $76.9 million in 2012 compared to cost of revenues of $2.1 million in 2011 after the MacAndrews Acquisition. The resulting increase in cost of revenues from the Faneuil Acquisition of $74.8 million was partially offset by a decrease in cost of revenues of $0.8 million for the HTS and MDT businesses that were transferred from the Scantron segment. The decrease was primarily due to a net benefit of $1.8 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, including a decrease in depreciation and amortization of $2.5 million and a net charge of $0.7 million for other non-cash adjustments, volume declines and lower labor and related expenses for the HTS and MDT businesses, partially offset by an increase in depreciation and amortization not related to the MacAndrews Acquisition. Cost of revenues as a percentage of revenues for the Faneuil segment was 78.3% in 2012 compared to 66.2% in 2011 due to the change in business mix resulting from the Faneuil Acquisition.
Elimination of cost of revenues increased to $2.3 million in 2012 from $0.7 million in 2011 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Selling, General and Administrative Expenses:

	Successor		Predecessor	Combined
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$176.0	$4.3	$181.8	$186.1
Harland Financial Solutions segment	103.9	3.9	109.5	113.4
Scantron segment	68.7	2.4	75.7	78.1
Faneuil segment	22.4	0.4	11.5	11.9
Corporate	18.7	0.3	14.8	15.1
Total	$389.7	$11.3	$393.3	$404.6
Selling, general and administrative expenses decreased by $14.9 million, or 3.7%, to $389.7 million in 2012 from $404.6 million in 2011.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $10.1 million, or 5.4%, to $176.0 million in 2012 from $186.1 million in 2011. In 2012, the Harland Clarke segment incurred a net benefit of $2.7 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, including a $4.4 million benefit for other non-cash adjustments and a $1.7 million increase in depreciation and amortization. The decrease was also due to a decrease in labor costs of $3.7 million due primarily to cost reduction initiatives implemented in the third quarter of 2012, a decrease in other overhead costs of $3.6 million and a decrease in advertising and promotion costs of $1.6 million. These decreases were partially offset by an increase in depreciation and amortization not related to acquisition accounting of $1.4 million. Selling, general and administrative expenses in 2011 also included a benefit of $0.3 million for non-cash fair value acquisition accounting adjustments to pre-paid advertising related to the MacAndrews Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment were 15.4% in 2012 compared to 16.3% in 2011 primarily due to the benefit for other non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition and cost reduction actions for selling, general and administrative expenses implemented in the third quarter of 2012.

Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $9.5 million, or 8.4%, to $103.9 million in 2012 from $113.4 million in 2011. In 2012, the Harland Financial Solutions segment incurred a net benefit of $5.2 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, including a $6.4 million benefit in other non-cash adjustments and a $1.2 million increase in depreciation and amortization compared to net charges of $0.7 million in 2011 for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. The decrease was also due to increased capitalization of internal software development costs of $4.6 million, decreased travel expense of $1.6 million and decreased occupancy costs of $0.7 million. These decreases were partially offset by increased depreciation and amortization unrelated to acquisition accounting of $1.7 million and increased commission expense of $1.3 million. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 41.0% in 2012 compared to 39.7% in 2011 due to non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition that reduced net revenues by $43.0 million.
Selling, general and administrative expenses for the Scantron segment decreased $9.4 million, or 12.0%, to $68.7 million in 2012 from $78.1 million in 2011. The decrease was primarily due to cost savings of $6.9 million resulting from cost reductions and restructuring activities, a decrease of $2.8 million resulting from an increase in capitalization of internal software development costs and a decrease of $0.9 million for outside services related to projects to increase efficiencies. These cost decreases were partially offset by charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition of $1.1 million for increased depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 57.3% in 2012 compared to 63.7% in 2011 primarily due to cost reduction initiatives and higher capitalization of internal software development costs in 2012.
Selling, general and administrative expenses for the Faneuil segment increased by $10.5 million to $22.4 million in 2012 from $11.9 million in 2011 (during which only the HTS and MDT businesses were in the Faneuil segment prior to the MacAndrews Acquisition). The increase was primarily due to the Faneuil Acquisition which had selling, general and administrative expenses of $11.7 million in 2012 compared to selling, general and administrative expenses of $0.4 million in 2011 after the MacAndrews Acquisition. The resulting net increase in selling, general and administrative expenses from the Faneuil Acquisition of $11.3 million was inclusive of $0.2 million of transaction costs and $0.6 million of unusual legal expenses. These increases were partially offset by a decrease in selling, general and administrative expenses of $0.8 million due to cost reductions for the HTS and MDT businesses that were transferred from the Scantron segment. Selling, general and administrative expenses as a percentage of revenues for the Faneuil segment was 14.5% in 2012 compared to 16.6% in 2011 due to the change in business mix resulting from the Faneuil Acquisition.
Corporate selling, general and administrative expenses increased by $3.6 million, or 23.8%, to $18.7 million in 2012 from $15.1 million in 2011 primarily due to transaction expenses of $2.8 million for the recent debt refinancing, the MacAndrews Acquisition and other acquisition activities as well as $0.2 million for unusual legal fees. The remainder of the increase was primarily due to increased labor and related costs.
Revaluation of Contingent Consideration
Operating expenses decreased by $0.6 million in 2012 due to a decrease in the fair value of accrued contingent consideration related to an acquisition in 2010 because revenue targets were not met. Operating expenses decreased by $24.3 million in 2011 due to a net decrease in the fair value of accrued contingent consideration primarily related to acquisitions in 2009 and 2010, which resulted from a decrease in revenue projections that would trigger a payment.
Asset Impairment Charges
During 2012, the Company recorded non-cash impairment charges of $0.8 million for the Faneuil segment related to abandoned leasehold improvements resulting from the loss of a client, $0.8 million for the Harland Clarke segment related to assets that were determined to have limited future use and to adjust the fair value of assets held for sale and $0.1 million for the Harland Financial Solutions segment related to assets that were determined to have limited future use. During 2011, the Company recorded non-cash impairment charges of $108.3 million for the Scantron segment, $2.7 million for the Faneuil segment and $0.6 million for the Harland Clarke segment. The impairment charges for the Scantron segment was primarily related to the annual impairment tests for Scantron's goodwill and indefinite-lived tradename. The impairment charges for the Faneuil and Harland Clarke segments primarily related to assets that were determined to have limited future use.
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

During 2012, the Company recorded restructuring costs of $11.0 million for the Harland Clarke segment and Corporate, $0.4 million for the Harland Financial Solutions segment, $5.8 million for the Scantron segment and $1.7 million for the Faneuil segment related to these plans. During 2011, the Company recorded restructuring costs of $7.7 million for the Harland Clarke segment and Corporate, $0.4 million for the Harland Financial Solutions segment and $4.5 million for the Scantron segment related to these plans (see Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Interest Income
Interest income was $0.9 million in 2012 as compared to $0.4 million  in 2011. The increase in interest income was primarily due to an increase in notes receivable outstanding from a related party (see Note 17 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Interest Expense

	Successor		Predecessor	Combined
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011
Interest Expense	$(221.6)	$(6.6)	$(104.8)	$(111.4)
Interest expense was $221.6 million in 2012 as compared to $111.4 million in 2011. The increase in interest expense was primarily due to fair value acquisition accounting adjustments to the principal amount of debt outstanding related to the MacAndrews Acquisition that resulted in a $111.5 million increase in non-cash interest expense as well as higher interest rates for extended term loans and senior secured notes in 2012 compared to 2011. These increases were partially offset by other fair value acquisition accounting adjustments to deferred financing costs and interest rate swaps related to the MacAndrews Acquisition that resulted in a $13.6 million decrease in non-cash interest expense as well as a decrease in total debt outstanding in 2012 compared to 2011.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt of $34.2 million in 2012 relates to refinancing transactions. The loss consists of the write-off of unamortized acquisition accounting-related fair value discount, which was attributable to the MacAndrews Acquisition (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K). During 2011, the Company extinguished debt with a total principal amount of $2.5 million with a carrying value of $1.6 million, after acquisition accounting related fair value adjustments, by purchasing 2015 Senior Notes in an individually negotiated transaction for a purchase price of $1.7 million, resulting in a loss of $0.1 million.
Loss from Equity Method Investment
During 2012, the Company recorded its share of losses incurred by an investee accounted for by the equity method after the date certain equity securities of the investee were purchased by the Company.
Other (Expense) Income, Net
Other (expense) income, net was expense of $0.2 million in 2012 as compared to income of $13.2 million in 2011 primarily due to a loss in 2012 and a gain in 2011 on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was 35.7% in 2012 and 61.6% in 2011. The effective tax benefit rate in the 2012 period reflects the effect of changes in state tax legislation. The effective tax provision rate for the 2011 period reflects the impairment of non-deductible goodwill, partially offset by $22.8 million of reductions of contingent consideration related to acquisitions that are not subject to income taxes, a release of a reserve for uncertain tax positions of $1.2 million and a release of a valuation allowance reserve for capital loss carryovers utilized of $0.9 million.
2011 Compared to 2010
The operating results for 2011 and 2010, as reflected in the accompanying consolidated statements of operations and described below, include the acquired GlobalScholar, Parsam, and Spectrum K12 businesses from the respective dates of acquisition and the acquired Faneuil business from the date of common control (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Net Revenues:

	Successor	Predecessor	Combined	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Consolidated Net Revenues:
Harland Clarke segment	$24.3	$1,120.2	$1,144.5	$1,203.4
Harland Financial Solutions segment	6.3	279.5	285.8	282.7
Scantron segment	4.4	118.2	122.6	119.5
Faneuil segment	2.7	68.8	71.5	66.3
Corporate	—	(0.7)	(0.7)	(0.7)
Total	$37.7	$1,586.0	$1,623.7	$1,671.2
Net revenues decreased by $47.5 million, or 2.8%, to $1,623.7 million in 2011 from $1,671.2 million in 2010.
Net revenues for the Harland Clarke segment decreased by $58.9 million, or 4.9%, to $1,144.5 million in 2011 from $1,203.4 million in 2010. The decrease was primarily due to volume declines, net of client additions and losses, in check and related products that reduced net revenues by $49.6 million, as well as a $10.9 million decrease resulting from a decline in sales of a solution to assist financial institutions with the implementation of new federal regulations in 2010 and a decline in survey services of $2.5 million. The decline in revenue was partially offset by an increase in revenues per unit that increased net revenues by $4.2 million. Net revenues in 2011 included revenue for a one-time payment of $6.5 million resulting from the loss of a client, a net increase of $1.7 million as compared to 2010. Net revenues included charges for non-cash fair value acquisition accounting adjustments to deferred revenues and client incentives of $1.5 million related to the MacAndrews Acquisition.
Net revenues for the Harland Financial Solutions segment increased by $3.1 million, or 1.1% to $285.8 million in 2011 from $282.7 million in 2010. The increase was primarily due to incremental revenues of $5.9 million from the Parsam acquisition completed in December 2010, as well as a $3.0 million increase in software revenues from perpetual license agreements, a $2.3 million increase in early termination fees and a $1.7 million increase in services revenues from new clients. The increases were partially offset by a non-cash change in the recognition of revenue for certain product lines due to undelivered elements within multiple-element contracts for those product lines, which reduced net revenues by $4.4 million. In addition, there was a $3.1 million decrease in maintenance revenues driven by industry trends to hosted versus in-house solutions and customers converting from enterprise to term agreements. Net revenues in 2011 included charges for non-cash fair value acquisition accounting adjustments to deferred revenue of $1.0 million related to the Parsam acquisition and $2.0 million related to the MacAndrews Acquisition.
Net revenues for the Scantron segment increased by $3.1 million or 2.6%, to $122.6 million in 2011 from $119.5 million in 2010. The increase was primarily due to the acquisitions of GlobalScholar and Spectrum K12, which contributed incremental net revenues of $10.2 million, partially offset by volume declines in sales of forms that decreased net revenues by $5.1 million and a reduction in sales of a web-based solution that reduced net revenues by $2.0 million. Net revenues in 2011 included charges for non-cash fair value acquisition accounting adjustments to deferred revenue of $8.8 million related to the GlobalScholar and Spectrum K12 acquisitions and $0.5 million related to the MacAndrews Acquisition. In addition, as further discussed in "Economic and Other Factors Affecting the Businesses of the Company," GlobalScholar and Spectrum K12 have not established VSOE of fair value for their multiple-element contracts and also have contracts with substantive customer acceptance provisions, resulting in a substantial deferral of revenues into future periods. Deferred revenue related to GlobalScholar and Spectrum K12 increased by $28.9 million during 2011.
Net revenues for the Faneuil segment increased by $5.2 million or 7.8%, to $71.5 million in 2011 (during which only the HTS and MDT businesses were in the Faneuil segment prior to the MacAndrews Acquisition) from $66.3 million in 2010 due to net revenues of $2.7 million in 2011 attributable to the Faneuil Acquisition and an increase in net revenues of $2.5 million for the HTS and MDT businesses that were transferred from the Scantron segment. The increase in revenues for the HTS and MDT businesses was primarily due to installation and maintenance services.

Cost of Revenues:

	Successor	Predecessor	Combined	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Consolidated Cost of Revenues:
Harland Clarke segment	$20.6	$688.1	$708.7	$737.9
Harland Financial Solutions segment	3.3	115.5	118.8	121.7
Scantron segment	3.4	83.1	86.5	59.7
Faneuil segment	2.1	45.2	47.3	39.9
Corporate	—	(0.7)	(0.7)	(0.7)
Total	$29.4	$931.2	$960.6	$958.5
Cost of revenues increased by $2.1 million, or 0.2%, to $960.6 million in 2011 from $958.5 million in 2010.
Cost of revenues for the Harland Clarke segment decreased by $29.2 million, or 4.0%, to $708.7 million in 2011 from $737.9 million in 2010. The decrease in cost of revenues was primarily due to decreases in depreciation and amortization expense of $11.5 million, labor cost reductions of $10.0 million primarily resulting from restructuring activities, lower delivery, materials and other variable overhead expenses of $8.2 million resulting from lower volumes and a decrease in other overheads of $4.4 million. Cost of revenues in 2011 also included an increase of $1.8 million for depreciation and amortization and a charge of $3.3 million for non-cash fair value acquisition accounting adjustments to inventory, which will not recur, related to the MacAndrews Acquisition. Cost of revenues as a percentage of revenues for the Harland Clarke segment was 61.9% in 2011 as compared to 61.3% in 2010.
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
Cost of revenues for the Scantron segment increased by $26.8 million, or 44.9%, to $86.5 million in 2011 from $59.7 million in 2010. The increase was primarily due to costs of $28.9 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions including $17.1 million in amortization expense in 2011 resulting from intangible assets recorded in connection with these acquisitions. These costs were partially offset by a decrease of $1.7 million primarily due to lower volumes of forms and other cost reductions. Cost of revenues in 2011 also included a decrease of $0.7 million for depreciation and amortization and a charge of $0.3 million for non-cash fair value acquisition accounting adjustments to inventory, which will not recur, related to the MacAndrews Acquisition. Cost of revenues as a percentage of revenues for the Scantron segment was 70.6% in 2011 as compared to 50.0% in 2010. The increase in cost of revenues as a percentage of revenues were primarily due to the amortization expense and other costs associated with the acquisitions, non-cash fair value acquisition accounting adjustments that reduced revenue by $9.3 million and the deferral of revenue for certain amounts billed and collected as further described above in the Net Revenues section.
Cost of revenues for the Faneuil segment increased by $7.4 million, or 18.5%, to $47.3 million in 2011 (during which only the HTS and MDT businesses were in the Faneuil segment prior to the MacAndrews Acquisition) from $39.9 million in 2010 due to cost of revenues of $2.1 million in 2011 attributable to the Faneuil Acquisition and an increase in cost of revenues of $5.3 million for the HTS and MDT businesses that were transferred from the Scantron segment. The increase for the HTS and MDT businesses was primarily due to higher volumes and higher labor and related expenses. Cost of revenues as a percentage of revenues for the Faneuil segment was 66.2% in 2011 as compared to 60.2% in 2010 primarily due to a change in business mix.

Selling, General and Administrative Expenses:

	Successor	Predecessor	Combined	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$4.3	$181.8	$186.1	$208.3
Harland Financial Solutions segment	3.9	109.5	113.4	109.6
Scantron segment	2.4	75.7	78.1	43.9
Faneuil segment	0.4	11.5	11.9	12.7
Corporate	0.3	14.8	15.1	15.2
Total	$11.3	$393.3	$404.6	$389.7
Selling, general and administrative expenses increased by $14.9 million, or 3.8%, to $404.6 million in 2011 from $389.7 million in 2010.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $22.2 million, or 10.7%, to $186.1 million in 2011 from $208.3 million in 2010. The decrease was primarily due to labor cost reductions of $10.3 million mostly resulting from restructuring activities, lower travel costs of $4.1 million, a decline in other general overhead expenses of $3.3 million, lower professional fees of $2.1 million and a decline in facility expenses of $1.4 million. Selling, general and administrative expenses in 2011 also included a benefit of $0.3 million for non-cash fair value acquisition accounting adjustments to pre-paid advertising related to the MacAndrews Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment was 16.3% in 2011 as compared to 17.3% in 2010. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily a result of restructuring and other cost reduction activities.
Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $3.8 million, or 3.5%, to $113.4 million in 2011 from $109.6 million in 2010. The increase was primarily due to costs of $3.1 million associated with the business acquired in the Parsam acquisition completed in December 2010 and expanded selling efforts, which increased travel expenses by $1.3 million. Partially offsetting these increases was a decrease in professional fees of $1.1 million and a decrease in compensation expense of $1.1 million related to an incentive agreement for an acquisition in 2007. Selling, general and administrative expenses in 2011 also included an expense of $0.7 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment was 39.7% in 2011 as compared to 38.8% in 2010.
Selling, general and administrative expenses for the Scantron segment increased $34.2 million, or 77.9%, to $78.1 million in 2011 from $43.9 million in 2010. The increase was primarily due to costs of $30.8 million associated with the businesses acquired in the Spectrum K12 and GlobalScholar acquisitions, a $2.4 million increase in costs related to the integration of the GlobalScholar and Spectrum acquisitions and a $1.8 million decrease in capitalized costs, partially offset by a $0.7 million decrease in professional fees. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment was 63.7% in 2011 as compared to 36.7% in 2010. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to costs associated with the acquisitions, non-cash fair value acquisition accounting adjustments that reduced revenue by $9.3 million and the deferral of revenue for certain amounts billed and collected, as further described above in the Net Revenues section and increased product development expenses.
Selling, general and administrative expenses for the Faneuil segment decreased by $0.8 million, or 6.3%, to $11.9 million in 2011 (during which only the HTS and MDT businesses were in the Faneuil segment prior to the MacAndrews Acquisition)from $12.7 million in 2010 due to a decrease in selling, general and administrative expenses of $1.2 million for the HTS and MDT businesses that were transferred from the Scantron segment, partially offset by selling, general and administrative expenses of $0.4 million in 2011 attributable to the Faneuil Acquisition. The decrease in selling, general and administrative expenses for the HTS and MDT businesses was primarily due to cost reductions. Selling, general and administrative expenses as a percentage of revenues for the Faneuil segment was 16.6% in 2011 as compared to 19.2% in 2010 due to a change in business mix.
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
Asset Impairment Charges
During 2011, the Company recorded non-cash impairment charges of $108.3 million for the Scantron segment, $2.7 million for the Faneuil segment and $0.6 million for the Harland Clarke segment. The impairment charges for the Scantron segment was primarily related to the annual impairment tests for Scantron's goodwill and indefinite-lived tradename. The impairment charges for the Faneuil and Harland Clarke segments primarily related to assets that were determined to have limited future use. During 2010, the Company recorded non-cash impairment charges of $3.7 million for the Harland Clarke segment primarily related to the abandonment of a development project, an adjustment to the carrying value of certain held for sale facilities to reflect an updated estimate for the fair values less costs to sell and restructuring related impairments of property, plant and equipment.
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
During 2011, the Company recorded restructuring costs of $7.7 million for the Harland Clarke segment and Corporate, $0.4 million for the Harland Financial Solutions segment and $4.5 million for the Scantron segment related to these plans. During 2010, the Company recorded restructuring costs of $12.3 million for the Harland Clarke segment and Corporate, $2.8 million for the Harland Financial Solutions segment, $6.6 million for the Scantron segment and $0.6 million for the Faneuil segment related to these plans (see Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Interest Income
Interest income was $0.4 million in 2011 as compared to $0.7 million in 2010. The decrease in interest income was primarily due to decreased interest on notes receivable from a related party (see Note 17 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Interest Expense

	Successor	Predecessor	Combined	Predecessor
	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011	Year ended December 31, 2010
Interest Expense	$(6.6)	$(104.8)	$(111.4)	$(115.5)
Interest expense was $111.4 million in 2011 as compared to $115.5 million in 2010. The decrease in interest expense was primarily due to lower effective interest rates as well as a decrease in total debt outstanding, partially offset by acquisition accounting related fair value adjustments of $2.1 (see Note 11 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Loss on Early Extinguishment of Debt
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

Other (Expense) Income, Net
Other (expense) income, net was income of $13.2 million in 2011 as compared to income of $0.1 million in 2010. The income in 2011 and 2010 was due to gains on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was 61.6% in 2011 and 37.3% in 2010. The increase in the effective tax rate for 2011 was primarily due to the impairment of non-deductible goodwill partially offset by $22.8 million of reductions of contingent consideration in 2011 related to acquisitions that were not subject to income taxes.
Related Party Transactions
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0 million. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at December 31, 2012. Interest income of $0.8 was recorded and related payments were received during 2012.
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
During 2011, the Company received $4.0 million in payments on the note, fully repaying the principal balance of the note. During 2010, the Company received $3.0 million in payments on the note, bringing the principal balance of the note and the senior secured credit facility to $4.0 million and $0.0 million, respectively, at December 31, 2010. Interest income of $0.2 million and $0.4 million and was recorded during 2011 and 2010, respectively.
Other
The Company expensed $2.7 million annually during 2012, 2011 and 2010 for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses and accrued expenses.
In 2012 and 2011, the Company paid cash dividends of $32.3 million and $61.3 million, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
As discussed in Note 8 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company made net payments to and had net receivables with M & F Worldwide related to a tax sharing agreement. The Company also had a net payable to MacAndrews related to a tax sharing agreement.
The Company participates in MacAndrews directors and officers insurance program, which covers the Company as well as MacAndrews and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes are more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2012, the Company recorded prepaid expenses and other assets of $0.7 million and $1.0 million, respectively, related to the directors and officers insurance program in the accompanying consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. At December 31, 2011, the Company had no prepaid expenses related to the directors and officers insurance program recorded in the accompanying consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. The Company paid $2.0 million, $0.1 million and $0.0 million to MacAndrews in 2012, 2011 and 2010, respectively, under the insurance program.

Liquidity and Capital Resources
Cash Flow Analysis
The following table summarizes our historical cash flows:

	Successor		Predecessor	Combined
(In millions)	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2011
Cash Provided By (Used In):
Operating activities	$237.6	$20.1	$220.0	$240.1
Investing activities	(59.6)	(82.8)	(182.3)	(265.1)
Financing activities	(177.8)	(20.7)	(64.0)	(84.7)
The Company's net cash provided by operating activities in 2012 was $237.6 million compared to $240.1 million in 2011. The decrease in net cash provided by operating activities of $2.5 million was due to a $26.2 million decrease in cash flow from operations, which was substantially offset by a $23.7 million increase in cash flows from changes in operating assets and liabilities. The decrease in cash flow from operations was due to a decrease in net income after adjusting for the effects of financing and investing activities and non-cash operating items including depreciation and amortization, asset impairments and deferred income taxes. The increase in cash flows from changes in operating assets and liabilities was primarily due to an increase in deferred revenues, which had an impact of $53.7 million, partially offset by an increase in accounts receivable, which had an impact of $32.3 million.
The Company's net cash used in investing activities was $59.6 million in 2012 compared to $265.1 million in 2011. The decrease in net cash used in investing activities in 2012 compared to 2011 was due to decreased payments for acquisitions of $98.9 million and a $42.9 million increase in proceeds from the sale of marketable securities. The Company also purchased marketable securities for $56.5 million and funded a related party note receivable in the amount of $30.0 million in 2011. These decreases in net cash used in investing activities were partially offset by a $7.1 million increase in capitalized computer software development expenditures in 2012 compared to 2011 and a $7.0 million payment for an investment in a business accounted for under the equity method.
The Company's net cash used in financing activities was $177.8 million in 2012 compared to $84.7 million in 2011. The increase in net cash used in financing activities was primarily due to an increase in repayments of credit agreements and other borrowings of $320.6 million largely the result of an amendment and extension of the Company's credit agreement, a payment to parent of $33.8 million in 2012 for the Faneuil Acquisition as further described in Note 3 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, debt issuance costs of $12.7 million in 2012 related to refinancing activities and a $7.6 million increase in payments related to derivative instruments in 2012 compared to 2011. These decreases in net cash used in financing activities were partially offset by proceeds of $225.6 million from the issuance of 9.75% senior secured notes and borrowings of $25.0 million by Faneuil on a revolving credit facility with an affiliate of MacAndrews in 2012 as further described in Note 11 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There was also a decrease in dividends paid to parent of $29.0 million in 2012 compared to 2011.

The Company's Consolidated Contractual Obligations
The Company has certain cash obligations and other commercial commitments which will affect its short-term liquidity. At December 31, 2012, such obligations and commitments, which do not include options for renewal, were as follows:

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving credit facilities(1)(8)	$—	$—	$—	$—	$—
Senior secured term loans(2)(8)	1,406.0	77.0	859.4	469.6	—
Senior notes(3)(8)	475.6	—	475.6	—	—
Senior secured notes(4)(8)	235.0	—	—	—	235.0
Interest on long-term debt(5)(8)	381.2	118.3	168.4	81.1	13.4
Capital lease obligations	3.3	1.7	1.5	0.1	—
Operating lease obligations	82.7	26.0	32.2	17.9	6.6
Raw material purchase obligations	16.6	16.6	—	—	—
Other long-term liabilities	15.7	0.1	8.8	1.6	5.2
Client incentive payments(6)	50.9	20.1	26.2	4.6	—
Other purchase obligations(7)	56.6	22.2	22.5	11.9	—
Postretirement benefits payments	6.7	0.7	1.3	1.3	3.4
Total	$2,730.3	$282.7	$1,595.9	$588.1	$263.6
___________

(1)
Consists of our $100.0 million revolving credit facility, which was to mature on June 28, 2013. See Notes  and to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of refinancing transactions with respect to our revolving credit facility completed on February 20, 2013.

(2)
$1,800.0 million senior secured term loans will mature on June 30, 2014 and June 30, 2017, and the Company is required to make payments of principal in quarterly installments. See to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

(5)
Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at December 31, 2012 and includes the effect of the Company's interest rate derivative arrangement on future cash payments for the remaining period of the derivative. The payments noted above also assume that the level of borrowing under the revolving credit facility remains at zero, as it was on December 31, 2012, and all mandatory payments are made.

(6)	Represents unpaid amounts under existing client contracts.

(7)
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

(8)
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

At December 31, 2012, the Company had a net deferred tax liability of $577.6 million. See Note 8 to the accompanying consolidated financial statements included elsewhere in this annual Report on Form 10-K. Deferred tax liabilities are temporary differences between tax and financial statement basis of assets and do not directly relate to income taxes to be paid in the future. At December 31, 2012, the Company had unrecognized tax benefits of $10.2 million for which the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Thus, these liabilities have not been included in the contractual obligations table.

The Company's Credit Agreement
Extended Term Loans
On July 24, 2012, an amendment (the "Amendment") entered into on May 10, 2012 by the Company to its credit agreement (the "Credit Agreement") dated as of April 4, 2007 became effective, thereby extending the maturity of $973.0 million of term loans under the Credit Agreement (the "Extended Term Loans") from June 2014 to June 2017 (subject to a springing maturity 90 days prior to the maturity date of the Company's 2015 Senior Notes (as defined hereinafter) if such notes have not been repaid, extended or refinanced). The Amendment also includes several covenants in addition to those covenants in the Credit Agreement.
The effectiveness of the Amendment was conditioned on, among other customary conditions, the repayment of $280.2 million of the Extended Term Loans, which repayment was made with net proceeds from the issuance of the 2018 Senior Secured Notes (as defined hereinafter) and cash on hand. After giving effect to such repayment and the effectiveness of the Amendment, there were $692.8 million of Extended Term Loans outstanding and $729.0 million of non-extended term loans (the "Non-Extended Term Loans") outstanding.
The Company is required to repay the Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 10% of the original extended amount after giving effect to the $280.2 million prepayment thereof required as a condition precedent to the effectiveness of the Amendment.
The Extended Term Loans bear, at the Company's option, interest at:

•	A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 4.25% per annum; or

•	A rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 5.25% per annum.
Non-Extended Term Loans
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into the Credit Agreement. The Credit Agreement provides for a $1,800.0 million senior secured loan which was drawn at closing on May 1, 2007 and matures on June 30, 2014 with respect to the Non-Extended Term Loans. The Company is required to repay the Non-Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount multiplied by the ratio of Non-Extended Term Loans outstanding on the effective date of the Amendment to the total Non-Extended Term Loans and Extended Term Loans outstanding on the effective date of the Amendment prior to giving effect to the prepayment required as a condition precedent to the effectiveness of the Amendment. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below.
The Credit Agreement also provides for a $100.0 million revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 million subfacility in the form of letters of credit and an up to $30.0 million subfacility in the form of short-term swing line loans. The Revolver was terminated on February 20, 2013 upon the execution of a new revolving credit facility. See Note 20 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the new revolving credit facility.
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
The term loan facility requires that a portion of the Company's excess cash flow (as defined in the senior secured credit facilities) be applied to prepay amounts borrowed thereunder, beginning in 2009 with respect to 2008. No such excess cash flow payment is required to be paid in 2013 with respect to 2012. An excess cash flow payment of $12.5 million was paid in 2012 with respect to 2011 and applied against other mandatory payments due in 2012 under the terms of the facility. An excess cash flow payment of $3.5 million was paid in 2011 with respect to 2010 and applied against other mandatory payments due in 2011 under the terms of the facility. No such excess cash flow payments were required in 2010 and 2009.
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
The credit facilities contain representations and warranties customary for a senior secured credit facility. They also contain affirmative and negative covenants customary for a senior secured credit facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The credit facilities also require the Company to maintain a certain maximum consolidated leverage ratio solely for the benefit of the lenders under the revolver only.
As of December 31, 2012, $677.4 million  principal amount of Extended Term Loans and $728.6 million of principal amount of Non-Extended Term Loans were outstanding under the term loan facility. As of December 31, 2012, no amounts were drawn under the Company's $100.0 million revolving credit facility, and the Company had $92.2 million available for borrowing (giving effect to the issuance of $7.8 million of letters of credit). The revolving credit facility was terminated on February 20, 2013 upon the execution of a new revolving credit facility. See Note 20 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the new revolving credit facility.
During 2010, the Company entered into an interest derivative transaction in the form of a three-year interest rate swap with a notional amount of $255.0 million, which swaps the underlying variable rate for a fixed rate of 1.264%. This derivative is being accounted for as a cash flow hedge. The purpose of the transaction is to limit the Company's risk on a portion of its variable rate term loan.
The Company's Senior Notes
On May 1, 2007, the Company issued $305.0 million aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 million aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "2015 Senior Notes Indenture")), subject to a floor of 1.25%, plus 4.75%. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the senior secured credit facilities, including outstanding borrowings under the Credit Agreement and the 2018 Senior Secured Notes (as defined hereinafter). The 2015 Senior Notes Indenture contains customary restrictive covenants, including, among other things, restrictions on the Company's ability to incur additional debt, pay dividends and make distributions, make certain investments, repurchase stock, incur liens, enter into transactions with affiliates, enter into sale and lease back transactions, merge or consolidate and transfer or sell assets. The Company must offer to repurchase all of the 2015 Senior Notes upon the occurrence of a "change of control," as defined in the Indenture, at a purchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. The Company must also offer to repurchase the 2015 Senior Notes with the proceeds from certain sales of assets, if it does not apply those proceeds within a specified time period after the sale, at a purchase price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest.
The Senior Notes are guaranteed fully and unconditionally, jointly and severally by each of the Company's existing subsidiaries other than unrestricted and certain immaterial subsidiaries, all of which are wholly owned by the Company.
During 2011, the Company extinguished debt with a total principal amount of $2.5 million by purchasing 2015 Senior Notes in an individually negotiated transaction for a purchase price of $1.7 million. During 2009, the Company extinguished debt with a total principal amount of $136.9 million by purchasing 2015 Senior Notes in individually negotiated transactions for an aggregate purchase price of $67.6 million. The Company did not purchase any 2015 Senior Notes during 2012 or 2010.

9.75% Senior Secured Notes due 2018
On July 24, 2012, the Company and Harland Clarke Corp., Harland Financial Solutions, Inc., Scantron Corporation and Checks in the Mail, Inc. (together, the "Co-Issuers") completed an offering of $235.0 million aggregate principal amount of 9.75% Senior Secured Notes due 2018 (the "2018 Senior Secured Notes"). The Company used the net proceeds from the offering, together with cash on hand, to repay $280.2 million aggregate principal amount of outstanding Extended Term Loans under its Credit Agreement.
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
Beginning with the fiscal year of the Company ending December 31, 2013, if the Company's secured leverage ratio exceeds 3.25 for 2013 and 3.00 for 2014 and after, the Company will be required to offer to purchase an amount of the 2018 Senior Secured Notes equal to the greater of (1) $15.0 million and (2) 50% of its excess cash flow for the applicable period, less any voluntary prepayments of 2018 Senior Secured Notes or credit facility indebtedness and certain mandatory prepayments made during the applicable period and subject to certain other exceptions, at a purchase price equal to 100% of the principal amount of the 2018 Senior Secured Notes, plus accrued and unpaid interest and additional interest. Upon the occurrence of a change of control or if the Company sells certain assets, the Company may be required to make an offer to purchase the 2018 Senior Secured Notes at certain specified prices.
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
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under its credit agreements (as further discussed in Notes 11 and 20 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future. The Company anticipates it will refinance its Non-Extended Term Loans in advance of their June 2014 maturity date.
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures.  The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the years ended December 31, 2012, 2011 and 2010, the Company incurred $57.8 million, $58.7 million and $38.6 million of capital expenditures and $0.5 million, $0.3 million and $0.1 million of capitalized interest, respectively. The Company's capital expenditures are estimated to be in the range of $50.0 million to $60.0 million for the year ending December 31, 2013.

•
Contract Acquisition Payments.  During the years ended December 31, 2012, 2011 and 2010, the Company made $45.0 million, $43.3 million and $39.6 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions.  Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's historical operations as well as related to certain acquisitions. During the years ended December 31, 2012, 2011 and 2010, the Company made $15.5 million, $12.3 million and $14.4 million of payments for restructuring, respectively.

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

Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of December 31, 2012, the Company had $92.2 million of availability under its revolving credit facility (after giving effect to the issuance of $7.8 million of letters of credit). The Company may also use its revolving credit facility to fund potential future acquisitions or investments. The revolving credit facility was terminated on February 20, 2013 upon the execution of a new revolving credit facility. See Note 20 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the new revolving credit facility. If future cash flow from operations and other capital resources is insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, intellectual property matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2012, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
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
At December 31, 2012, the Company had $1,406.0 million of term loans outstanding under its credit agreement, $7.8 million of letters of credit outstanding under its revolving credit facility (see Note 20 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of refinancing transactions with respect to our revolving credit facility completed on February 20, 2013), $204.3 million of floating rate senior notes, $271.3 million of 9.50% fixed rate senior notes and $235.0 million of 9.75% senior secured notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes and $235.0 million senior secured notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its principal amount of floating rate debt outstanding as of December 31, 2012 would have resulted in an increase in its annual interest expense of approximately $11.5 million, including the effect of the interest rate derivative transactions discussed below.
In order to manage its exposure to fluctuations in interest rates on a portion of the outstanding variable rate debt, the Company entered into an interest rate derivative transaction in 2010 in the form of a swap with a notional amount totaling $255.0 million currently outstanding as further described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This derivative currently swaps the underlying variable rate for a fixed rate of 1.264%.
As of December 31, 2012, the Company's net foreign currency market exposures were $23.1 million. This is the value of the equity of the investments in the foreign subsidiaries in Canada, India, Ireland and Israel. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations.
A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $2.3 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $2.3 million decrease in the related assets or liabilities.
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
Item 9A.  Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.
There were no material changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
Based on its assessment, management believes that, as of December 31, 2012, the Company's internal control over financial reporting was effective.
Item 9B.  Other Information
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Organizational Structure
Harland Clarke Holdings is organized along the following four business segments: Harland Clarke, Harland Financial Solutions, Scantron and Faneuil.
The following table sets forth information regarding our directors and executive officers as of February 25, 2013:

Name	Age	Position
Charles T. Dawson	64	President and Chief Executive Officer, Harland Clarke Holdings; Director
Peter A. Fera, Jr.	44	Executive Vice President and Chief Financial Officer, Harland Clarke Holdings and Harland Clarke
James D. Singleton	53	President and Chief Executive Officer, Harland Clarke
Raju M. Shivdasani	62	President and Chief Executive Officer, Harland Financial Solutions
Kevin R. Brueggeman	54	Chief Executive Officer, Scantron
Anna M. Van Buren	53	President and Chief Executive Officer, Faneuil
Paul G. Savas	50	Director
Barry F. Schwartz	63	Director
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

Kevin R. Brueggeman was appointed Chief Executive Officer of Scantron and GlobalScholar on August 20, 2012. Mr. Brueggeman previously served as President and Chief Executive Officer of Triumph Learning from August 2011 to April 2012, providing strategic advising in the K-12 education sector to various private equity firms, and served as President/Chief Executive Officer of businesses at Harcourt Assessment and Pearson Education from 2006 to 2010. Mr. Brueggeman also served as President of AGS Publishing, Inc. from August 2003 to December 2005 and led the sale of the company to Pearson in 2005. He was President and Chief Executive Officer of Experior Assessment, LLC from June 2000 to August 2003 which was a joint venture of Educational Testing Service and Sylvan Learning Systems.
Anna M. Van Buren was appointed President and Chief Executive Officer of Faneuil, in April 2009, after previously serving as President and Chief Operating Officer from 2007 to 2009, as Vice President and Managing Director of Faneuil's Government Services Division from 2005 to 2007, and as its Vice President of Business Development from 2004 to 2005. Prior to her association with Faneuil, Ms. Van Buren founded Capital Initiatives, a consulting service for clients seeking visibility among federal lawmakers with the objective of encouraging legislative action, and operated numerous government services and marketing companies. She began her career at a major metropolitan multimedia company, serving as an executive and member of the Board of Directors of the Hampton Roads, Virginia-based Daily Press, Inc., which produced and distributed two daily newspapers and that operated a radio station, two cable television stations and several other smaller businesses.
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
Barry F. Schwartz has been one of our directors since the Clarke American acquisition by M & F Worldwide in 2005, has acted as Chairman of our Board since September 2007, and served as Harland Clarke Holdings' President and Chief Executive Officer from May 1, 2007 to September 27, 2007. Mr. Schwartz was appointed to the Board of Directors because of his extensive business and operations experience with the Company, M & F Worldwide and MacAndrews. Mr. Schwartz has been Executive Vice Chairman of MacAndrews & Forbes Holdings Inc. and various affiliates since October 2007 and previously served as Executive Vice President and General Counsel of MacAndrews & Forbes Holdings Inc. and various affiliates since 1993 and was Senior Vice President of MacAndrews & Forbes Holdings Inc. and various affiliates from 1989 to 1993. Mr. Schwartz is also a Director of the following organizations which are required to file reports under the Securities Exchange Act of 1934: Scientific Games Corporation, Revlon Consumer Products Corporation and Revlon Inc.
Code of Ethics
Harland Clarke Holdings does not have a separate code of ethics but is subject to the code of ethics of its parent, M & F Worldwide. All of our employees, including our principal executive officer, principal financial officer and principal accounting officer, are subject to the M & F Worldwide Code of Business Conduct. The Code is available to employees at www.myHC2.com, and the Company will provide a copy of the Code to any person, without charge, upon written request to Harland Clarke Holdings Corp., 10931 Laureate Drive, San Antonio, Texas 78249.
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
Compensation Risk Assessment
The Company conducted a risk assessment of the various compensation policies and practices at the Harland Clarke Holdings level and across its four business segments. The Company evaluated whether any of its compensation programs, policies, and practices are reasonably likely to have a material adverse effect on the Company.
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
Item 11.  Executive Compensation
Compensation Discussion & Analysis
Named Executive Officers
This Compensation Discussion & Analysis ("CD&A") describes the compensation programs applicable for our named executive officers and the basis for decisions regarding their compensation for 2012. Our NEOs for 2012 are:

•	Mr. Charles T. Dawson, President and CEO of the Company;

•	Mr. Peter A. Fera, Jr., CFO of the Company;

•	Mr. James D. Singleton, President and CEO of Harland Clarke;

•	Mr. Raju M. Shivdasani, President and CEO of Harland Financial Solutions; and

•	Ms. Anna M. Van Buren, President and CEO of Faneuil.
Compensation Decision Makers
Our Compensation Committee
Prior to the MacAndrews Acquisition, the Compensation Committee of the Board of Directors of M & F Worldwide served as our compensation committee (the "Prior Compensation Committee"). After the MacAndrews Acquisition, our Board of Directors, in consultation with the management of MacAndrews, is responsible for functions performed by the Prior Compensation Committee.
Role of Executive Officers in the Compensation Process
Mr. Dawson recommends business performance targets and objectives to management of MacAndrews in his role as CEO of the Company. He further evaluates the performances of and recommends compensation for the executive officers reporting to him, which includes all NEOs other than himself for 2012. Targets are set consistent with annual budgets of the Company.
Compensation Consultants
In 2010, the Prior Compensation Committee engaged Compensation Advisory Partners, LLC to advise on the structure of a long-term incentive plan covering the period 2011-2013 ("2011-2013 LTIP") as well as other changes to senior executives' compensation. The Company did not engage compensation consultants in 2012.
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
The material principles underlying the Company's executive compensation policies and decisions include recognizing that quality talent is attracted and retained with quality pay packages and that our executives recognize through their pay structure that their personal success with the Company is subject to and conditioned on the success of the Company's business segments. We set pay in a way we think best drives our executives to promote the growth of our four principal business segments, Harland Clarke, Harland Financial Solutions, Scantron and Faneuil.
Ms. Van Buren became an executive officer of the Company as a result of the Faneuil Acquisition on March 19, 2012. At that time Ms. Van Buren was Chief Executive Officer of Faneuil and was a party to an employment agreement with Faneuil as well as an existing benefits program in place with Faneuil, both of which continued in effect for the remainder of 2012. As a result, Ms. Van Buren was not a participant in most of the compensation programs covering the other NEOs during 2012. Ms. Van Buren entered into a new employment agreement with the Company effective January 1, 2013, and her compensation programs (other than benefits as described in the section labeled Other Benefits and Perquisites on page 64) are similar to our other NEOs.
We use cash compensation, not equity compensation. We, along with management of MacAndrews, have determined that our cash-based compensation programs are an appropriate means by which to link compensation with performance measures. In addition, we prefer cash-based compensation programs because of their greater simplicity in design and their ability to be understood by our executives and other employees.
Compensation can increase or decrease materially in the event of a change in scope of position responsibilities, in light of individual and/or Company performance, and in response to business need. We generally do not take one element of pay into account when setting another pay element for the same executive, but we have designed target total compensation opportunities to be competitive. We do calculate bonus as a percentage of base pay as we explain below. We view base plus bonus as an executive's core pay, and we deliberately set the specific mix of base and bonus on the responsibility the executive has for our financial performance.
Overview of Compensation Components
Our executive compensation program includes the following elements:

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	• Recognized leadership skills	• Provides base level of monthly income not subject to performance risk
	• Experience and expertise in the position	• Makes overall pay package more competitive
• Demonstrated prior achievement of Company and personal goals
Annual Executive Bonus Plan	• Executive's contributions towards our achievement of annual performance targets	• Focuses executive on achievement of annual goals most important to the Company and investors
	• Recognizes executive's direct responsibility for our annual performance targets	• Exposes executive to risk of not receiving pay or receiving diminished pay if Company or business segment underperforms
• Gives executive direct motivation to help Company or business segment achieve annual performance targets with significant upside for achieving exceptional results
Long-Term Incentive Compensation Plans	• Achievement of sustained growth	• Keeps executive focused on long- term growth of the Company
	• Achievement of cumulative performance targets over a three-year period	• Keeps executive personally invested in the implementation of the Company's long-term growth plan
Executive Employment Contract	• Continued service with the Company	• Keeps executive focused on job and expected performance
401(k) and Nonqualified Deferred Compensation Plan	• Long-term service with the Company	• Provides retention incentive
• Makes overall pay package more competitive
• Helps executive incrementally prepare for retirement
Additional Benefits and Perquisites	• Continued service with the Company	• Makes overall pay package more competitive
• Payments in-kind may foster added Company loyalty in a way added cash pay does not
Termination Benefits	• Continued service in circumstances under which executive's job is at risk	• Keeps executive focused on job and performance in best interest of Company even if executive works himself or herself out of a job
Elements of Compensation
Base Salary
Mr. Dawson determines an NEO's recommended base pay by evaluating the NEO's individual leadership competencies, achievement of personal goals in support of the Company objectives and position-critical skills. Management of MacAndrews conducts this evaluation together with Mr. Dawson, and, where appropriate, discusses it with the NEO. Mr. Dawson's base salary is determined by his employment agreement.
We feel that a substantial portion of an executive's core pay (base and bonus) should be subject to risk to the extent that the executive is partially responsible for below-target financial performance of the relevant business segment or consolidated Company. The analysis of how much direct responsibility our executives have for the Company's performance targets determines how much of the executive's core pay should be at risk.
Annual Executive Bonus Plan
The amount of bonus paid to our NEOs is tied directly to the relevant business segment or consolidated Company's performance and the NEO's individual performance. The Company wants our annual bonus program to properly reward our NEOs for their individual performances and contributions to the Company. Each NEO's bonus targets are set based on the performance of the principal business segment for which the NEO is responsible. These Adjusted EBITDA for Compensation Purposes targets vary for each of our business segments, reflecting the appropriate adjustments we make to financial performance. We discuss these Adjusted EBITDA for Compensation Purposes targets in more detail in "Adjusted EBITDA for Compensation Purposes Targets" below.
We base the bonus plan on achievement of the annual Adjusted EBITDA for Compensation Purposes target for each business segment. As illustrated in the chart below, the amount of bonus opportunity is tied to a percentage of salary increasing incrementally as performance against goal increases incrementally, up to a maximum amount. If at least 90% of target is not achieved, then no bonus will be paid. The differences in percentages listed in the "Bonus as a Percentage of Base Salary" column are due to differences in each NEO's responsibility and the size of the NEO's relevant business segment. The bonuses generally were designed to be compliant with the performance-based exception of Section 162(m) of the Internal Revenue Code (the "Code"), if applicable. Section 162(m) is not currently applicable to us because we are not a public company and M & F Worldwide is no longer a public company since the MacAndrews Acquisition. Each NEO, with the exception of Ms. Van Buren, earned a bonus from the Company during 2010, 2011 and 2012. Ms. Van Buren earned a bonus from the Company for 2012. Bonuses are generally paid by March 15th of the year following the year for which the bonuses are earned.
The chart below sets forth the base salary, bonus potential and actual bonus paid for 2011 and 2012 for each of our NEOs.

NEO	Base Salary for 2012	Target %	Bonus as a % of Base Salary	Actual 2012 Bonus Paid in 2013
Charles T. Dawson	$1,050,000	90-145.1+	112.5-187	$1,458,345
Peter A. Fera, Jr.	$468,000	90-145.1+	90-150	$519,995
James D. Singleton	$520,000	90-145.1+	90-150	$548,912
Raju M. Shivdasani	$450,000	90-145.1+	90-150	$475,020
Anna M. Van Buren	$420,000	N/A	N/A	$350,000
Long-Term Incentive Compensation
We believe in linking compensation to Company and individual performance. We tie long-term incentive compensation to our overall financial goals and, where appropriate, to the goals of individual business segments. A NEO's compensation varies with our financial and operating performance so that they are rewarded when performance meets or exceeds objectives and receive lower compensation when performance objectives are not met. We apply objective measures of performance in setting pay levels. The Company has a history of achieving performance at and above target levels, and management of MacAndrews has determined that linking NEOs' compensation to certain individual and collective performance objectives can help our Company to achieve its established targets.
The Company maintained a three-year cash-based plan tied to multi-year Company and business segment performance for the performance period from 2008 to 2010. Payments under this plan were paid to the eligible executives, to include the NEOs, excluding Ms. Van Buren, on March 11, 2011. A similarly designed long-term incentive plan covering the period from 2011 to 2013 was approved by the Prior Compensation Committee on December 10, 2010. For Ms. Van Buren, Faneuil maintained a three-year cash-based plan tied to 2010 through 2012 Adjusted EBITDA for Compensation Purposes targets. After the Faneuil Acquisition in 2013, the Company established for Faneuil a three-year cash-based plan tied to multi-year Company and business unit performance for the performance period from 2013 through 2015 for certain executives who were not participants in the 2011-2013 LTIP. Ms. Van Buren is a participant in that new plan pursuant to her employment agreement. Each of these long-term incentive plans are described below, followed by additional detail on the determinations of performance measures and targets established pursuant to these plans.
The 2008-2010 M & F Worldwide Long-Term Incentive Compensation Plan ("2008-2010 LTIP")
The 2008-2010 LTIP was a three-year cash-based plan tied to multi-year Company and business segment performance. It became effective on January 1, 2008 and covered fiscal years 2008 through 2010. All payouts earned by the executives were paid on March 11, 2011. All of the current NEOs participated in the 2008-2010 LTIP in 2010, 2009 and 2008, except Ms. Van Buren, who was not affiliated with the Company during the term of the 2008-2010 LTIP. The payout amount to our current NEOs for the 2008-2010 LTIP at the end of the three-year cycle was $7.8 million.
The 2011-2013 M & F Worldwide Long-Term Incentive Compensation Plan
On December 10, 2010, the Prior Compensation Committee approved the 2011-2013 LTIP. The 2011-2013 LTIP is a three-year cash-based plan tied to Company and business segment performance. The 2011-2013 LTIP became effective January 1, 2011 and covers fiscal years 2011 through 2013.

The Company has granted awards to participate in the 2011-2013 LTIP to certain executives of the Company and its subsidiaries, including each of the NEOs except Ms. Van Buren who was not an employee of the Company until 2012 and therefore participates in a separate long-term incentive plan. All payouts to the executives participating will be made, assuming the cumulative performance thresholds are met, at the end of the three-year cycle. While the Company expects the performance targets under the 2011-2013 LTIP to be met, the Company is not certain it will achieve or exceed the performance targets.
The 2011-2013 LTIP provides for a cash payment at the end of the three-year period ending December 31, 2013 and the executives may be entitled to payments in the amounts set forth in the table below assuming targets are achieved at the end of such three-year period. The performance measures used under the 2011-2013 LTIP include Adjusted EBITDA and a "non-check revenue" performance measure (as discussed in more detail in "Performance Measures and Performance Targets" below). Each award granted under the 2011-2013 LTIP will be based 75% on cumulative Adjusted EBITDA for Compensation Purposes targets and 25% on cumulative non-check revenue targets. If less than 90% of the target is achieved, then no payment will be made. If between 90% and 100% of the targets are achieved, then the amount of the award in the table below will be adjusted based on linear interpolation between 50% up to 100%, and if between 100% and 110% of the targets are achieved, then the amount of the award in the table below will be adjusted based on linear interpolation between 100% up to a maximum of 150%. For Mr. Dawson and Mr. Fera, the awards and related payments will be based solely on Company results and for Messrs. Singleton and Shivdasani, 50% will be based on Company results and 50% will be based on the results of their respective business segment. The target payout amount to our NEOs excluding Ms. Van Buren at the end of the three-year cycle, assuming 100% of the target is achieved, is approximately $8.7 million in the aggregate. The target payout for all participants at the end of the three-year cycle, assuming 100% of the target is achieved, is approximately $11.8 million in the aggregate.
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
The 2010-2012 Faneuil Long-Term Incentive Plan ("Faneuil 2010-2012 LTIP")
The 2010-2012 Faneuil LTIP was a three-year cash-based plan based on Faneuil Adjusted EBITDA performance. On March 8, 2013, Ms. Van Buren will be paid $350,893 for the Faneuil 2010-2012 LTIP, which is equal to 7.5% of Faneuil's Adjusted EBITDA over a certain target level.
The 2013-2015 MFW Long-Term Incentive Plan ("2013-2015 LTIP")
In 2013, the Company approved the 2013-2015 LTIP. The 2013-2015 LTIP is a three-year cash-based plan tied to Company and business unit performance for certain executives who are not participants in the 2011-2013 LTIP. The 2013-2015 LTIP became effective January 1, 2013 and covers fiscal years 2013 through 2015.
In 2013, the Company has granted awards to participate in the 2013-2015 LTIP to certain executives of the Company and its subsidiaries, including Ms. Van Buren. All payouts to the executives participating will be made, assuming the cumulative performance thresholds are met, at the end of the three-year cycle. While the Company expects the performance targets under the 2013-2015 LTIP to be met, the Company is not certain it will achieve or exceed the performance targets.
The 2013-2015 LTIP provides for a cash payment at the end of the three-year period ending December 31, 2015 and the executives may be entitled to payments assuming targets are achieved at the end of such three-year period. The performance measures used under the 2013-2015 LTIP include Adjusted EBITDA and a "non-check revenue" performance measure (as discussed in more detail in "Performance Measures and Performance Targets" below). Each award granted under the 2013-2015 LTIP will be based 75% on cumulative Adjusted EBITDA for Compensation Purposes targets and 25% on cumulative non-check revenue targets. If less than 90% of the target is achieved, then no payment will be made. If between 90% and 100% of the targets are achieved, then the amount of the award will be adjusted based on linear interpolation between 50% up to 100%, and if between 100% and 110% of the targets are achieved, then the amount of the award will be adjusted based on linear interpolation between 100% up to a maximum of 150%. The target payout amount to Ms. Van Buren at the end of the three-year cycle, assuming 100% of the target is achieved, is approximately $0.8 million in the aggregate. The target payout for all participants at the end of the three-year cycle, assuming 100% of the target is achieved, is approximately $2.0 million in the aggregate.
The 2013-2015 LTIP contains clawback provisions, which provide that if a participant is determined to have violated a noncompete, nonsolicit, nondisclosure covenant or other agreement or engaged in activity that was in conflict with or was adverse to the interests of the Company or its affiliates (including fraud) or conduct contributing to any financial restatement or financial irregularities, the participant's award may be cancelled. In addition, the participant may be required to repay any profits or benefit realized by the participant. To the extent required by applicable law (including without limitation Section 302 of the Sarbanes-Oxley Act of 2002 and Section 954 of the Dodd Frank Act), awards shall be subject to clawback, forfeiture or similar requirement.
Performance Measures and Performance Targets
Adjusted EBITDA for Compensation Purposes Targets
The Prior Compensation Committee believed and management of MacAndrews believes that Adjusted EBITDA for Compensation Purposes targets is an appropriate performance measure on which to base long-term incentive compensation payments. Adjusted EBITDA for Compensation Purposes is a non-GAAP measure representing EBITDA (net income before interest expense-net, income taxes, depreciation and amortization) adjusted to reflect the impact of those items the Company does not consider indicative of its ongoing performance such as restructuring costs, certain non-operational items, group management fees, acquisition-related expenses, certain stand-alone costs, and other adjustments relevant to each segment. The Adjusted EBITDA for Compensation Purposes targets are similar to measures of covenant compliance under the Company's debt agreements, and securities analysts often use similar measures to evaluate the performance of the Company.
The Company's long-term incentive compensation plans have Adjusted EBITDA for Compensation Purposes targets based on both consolidated and each business segment's performance; whereas the annual bonus is based solely on the relevant business segment Adjusted EBITDA for Compensation Purposes targets. The consolidated Adjusted EBITDA for Compensation Purposes targets for the 2011-2013 and 2013-2015 periods are not being disclosed as they represent confidential financial information that we do not disclose to the public, and we believe that disclosure of this information would cause us competitive harm because our direct competitors would know our historic financial budgets with respect to each of our business segments. In our industry segments, such information would give our competition a particular advantage over us because we are engaged in highly competitive industries which are very sensitive to pricing decisions, customer wins and losses, and customer perception. We would be at a significant disadvantage with respect to our customers if our competitors were able to compare themselves to us or draw inferences, particularly with respect to our pricing and profit margins, from our budgets and targets. We believe that these performance goals are difficult to achieve for the following reasons, among others: (i) the industries in which we are involved are mature industries which makes growth more challenging; and (ii) we are subject to both volatile customer wins and losses and customer bidding processes.
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
Other Benefits and Perquisites
Other benefits and perquisites are a part of executive compensation offered in order to provide a competitive total compensation and benefits package. Our NEOs, other than Ms. Van Buren, participate in benefit plans available to all the employees of Harland Clarke Corp. and on the same terms as similarly situated employees, such as group medical insurance and participation in the Company-sponsored 401(k) plan. Some of our NEOs may also participate in our non-elective, nonqualified deferred compensation plan known as the "Benefit Equalization Plan," or "BEP," which is a supplemental benefit program for employees whose Company contributions to the 401(k) plan are limited due to IRS annual qualified plan compensation limits. Ms. Van Buren receives life insurance plus reimbursement and tax gross-up for medical benefits. In addition, our NEOs other than Ms. Van Buren receive benefits available to other officers such as a monthly car allowance and life insurance. Certain of our NEOs are provided private country club membership. Mr. Dawson is the only NEO that is provided with a leased company car rather than a car allowance. Mr. Singleton is permitted to travel first class, and Mr. Dawson is permitted to travel first class or by chartered aircraft.
Report of the Board of Directors
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have determined to include the Compensation Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Submitted by:	Charles T. Dawson Paul G. Savas Barry F. Schwartz, Chairman

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2012

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation(i)	Nonqualified Deferred Compensation Earnings(ii)	All Other Compensation(iii)	Total
Charles T. Dawson President & Chief Executive Officer	2012	$1,050,000	$1,458,345	$—	$368,925	$2,877,270
	2011	$1,049,039	$1,128,750	$—	$394,039	$2,571,828
	2010	$1,000,000	$5,307,693	$909	$202,196	$6,510,798
Peter A. Fera, Jr. Executive Vice President & Chief Financial Officer	2012	$468,000	$519,995	$—	$48,464	$1,036,459
	2011	$467,653	$444,600	$—	$105,728	$1,017,981
	2010	$450,000	$1,521,741	$200	$57,594	$2,029,535
James D. Singleton President and Chief Executive Officer of Harland Clarke	2012	$520,000	$548,912	$—	$105,182	$1,174,094
	2011	$519,615	$520,000	$—	$136,528	$1,176,143
	2010	$500,000	$1,896,509	$220	$74,202	$2,470,931
Raju M. Shivdasani President and Chief Executive Officer of Harland Financial Solutions	2012	$450,000	$475,020	$—	$56,911	$981,931
	2011	$449,518	$480,075	$—	$120,036	$1,049,629
	2010	$424,231	$1,623,902	$63	$48,864	$2,097,060
Anna M. Van Buren Chief Executive Officer of Faneuil	2012	$419,615	$700,893	$—	$622,335	$1,742,843
____________

(i)
The compensation in this column for 2012 consists of amounts earned during 2012 and paid in 2013 under the Annual Executive Bonus Plan as follows: Mr. Dawson $1,458,345, Mr. Fera $519,995, Mr. Singleton $548,912, Mr. Shivdasani $475,020, and Ms. Van Buren $350,000 and the 2010-2012 Faneuil LTIP for Ms. Van Buren of $350,893.

(ii)
Represents the above-market interest, if any, credited under our Benefits Equalization Plan ("the BEP"). We determined the above-market interest credited by determining the difference between the interest on BEP accounts calculated using the actual rate used in the plan, and 120% of the applicable federal long-term rate, with quarterly compounding for January of the applicable year, as prescribed under section 1274(d) of the Internal Revenue Code. Interest rates credited to the BEP accounts were 3.0%, 4.5%, and 5.0% for 2012, 2011, and 2010, respectively.

(iii)	All Other Compensation:

All Other Compensation

Name	Year	Car Allowance(i)	Country Club Fees (ii)	Term Life, Executive AD&D and Executive Disability Insurance Premiums (iii)	Employer Contributions to 401(k) Plan and Supplemental Excess Benefit Plan (iv)	Tax Gross-Up (v)	Other Compensation (vi)	Total
Charles T. Dawson	2012	$33,251	$10,590	$1,762	$87,150	$96,488	$139,684	$368,925
Peter A. Fera, Jr.	2012	$5,940	$5,059	$485	$36,504	$126	$350	$48,464
James D. Singleton	2012	$12,000	$5,340	$485	$41,600	$14,849	$30,909	$105,183
Raju M. Shivdasani	2012	$12,000	$—	$4,859	$36,000	$3,099	$953	$56,911
Anna M. Van Buren	2012	$—	$—	$13,673	$—	$8,662	$600,000	$622,335
____________

(i)
Comprised of (i) car allowance in the case of Messrs. Fera, Singleton and Shivdasani and (ii) the aggregate incremental cost to the Company of the leased vehicle in the case of Mr. Dawson, which is calculated as the total cost of the lease payments on the car, the insurance relating to the car, gasoline used in the car, and cleaning and maintenance of the car. Messrs. Fera, Singleton and Shivdasani are eligible to receive a pre-set amount per month as a car allowance.

(ii)	The Company reimburses each executive's monthly country club dues.

(iii)	The amount includes executive life premiums and executive AD&D premiums for all NEOs, executive disability premiums for Mr. Shivdasani and Medical Executive Reimbursement Program for Ms. Van Buren.

(iv)
Consists of (i) employer contributions to the 401(k) plan of $10,000 for each NEO except Ms. Van Buren and (ii) employer contributions to a supplemental non-qualified excess benefit plan, the BEP (described below and in the Nonqualified Deferred Compensation Table), in the following amounts: Mr. Dawson $77,150, Mr. Fera $26,504, Mr. Singleton $31,600 and Mr. Shivdasani $26,000. Ms. Van Buren does not participate in the 401(k) plan or the BEP.

(v)
Consists of (i) the tax gross-up on the personal use of a company vehicle by Mr. Dawson of $16,370, (ii) the tax gross-up on executive disability premiums for Mr. Shivdasani of $2,756 and the tax gross-up of medical premiums for Ms. Van Buren of $8,662, (iii) the tax gross-up for the spousal travel and entertainment for Mr. Dawson of $28,942, Mr. Fera of $126, Mr. Singleton of $14,849 and Mr. Shivdasani of $343 and (iv) the tax gross-up for Mr. Dawson on home security of $51,176.

(vi)
Consists of (i) spousal travel and entertainment for Mr. Dawson of $50,460, Mr. Fera of $350, Mr. Singleton of $30,909 and Mr. Shivdasani of $953, (ii) home security for Mr. Dawson of $89,224 and (iii) payment of amounts contractually owed to Ms. Van Buren in connection with the prior acquisition of Faneuil of $600,000 which amounts were triggered as a result of the Company's acquisition of Faneuil.

The elements of NEO compensation are based upon the applicable employment contract, each NEO's long-term incentive plan agreements, Company policy regarding employee benefit plan participation (401(k) benefits, welfare and group insurance benefits), car allowance, cell phone use, or the application of past practice. Specifically, the salaries are set under the terms of the respective employment contracts. During 2012, each of our NEOs had an employment contract in effect. The material terms of these employment contracts during 2012 are detailed in the section titled Employment Contracts below. Bonus plans for each of our NEO's are outlined within their respective employment contract and long-term incentive plan agreements. Participation in the 401(k) and our nonqualified deferred compensation plan, the BEP, is pursuant to the plan documents. All other compensation is provided pursuant to written Company policy or practice according to their respective positions.

GRANTS OF PLAN BASED AWARDS FOR FISCAL YEAR 2012

Name	Award Type(i), (ii)	Threshold	Target	Maximum (iv)
Charles T. Dawson	Annual Bonus	$945,000	$1,312,500	$1,837,500
	Segment 2011-2013 LTIP	$—	$—	$—
	Consolidated 2011-2013 LTIP	$2,025,000	$4,050,000	$6,075,000
Peter A. Fera, Jr.	Annual Bonus	$421,200	$468,000	$702,000
	Segment 2011-2013 LTIP	$—	$—	$—
	Consolidated 2011-2013 LTIP	$675,000	$1,350,000	$2,025,000
James D. Singleton	Annual Bonus	$468,000	$520,000	$780,000
	Segment 2011-2013 LTIP	$450,000	$900,000	$1,350,000
	Consolidated 2011-2013 LTIP	$450,000	$900,000	$1,350,000
Raju M. Shivdasani	Annual Bonus	$405,000	$450,000	$675,000
	Segment 2011-2013 LTIP	$375,000	$750,000	$1,125,000
	Consolidated 2011-2013 LTIP	$375,000	$750,000	$1,125,000
Anna M. Van Buren (iii)	Annual Bonus	N/A	$350,000	N/A
	Faneuil 2010-2012 LTIP	N/A	$350,893	N/A
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

(iii)	Represents Ms. Van Buren's annual bonus and Faneuil 2010-2012 LTIP payout which will be made in March 2013.

(iv)
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
Amended and Restated Employment Agreements
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
Amended and Restated Employment Agreement
On January 1, 2011, Harland Clarke Holdings entered into an amended and restated employment agreement with Mr. Singleton which superseded, effective January 1, 2011, the previous employment agreement dated February 7, 2008. Pursuant to this agreement, Mr. Singleton will continue to serve as the President and Chief Operating Officer of the Harland

Clarke Business (as defined in the employment agreement) until December 31, 2013, subject to earlier termination as described therein. Mr. Singleton's title was changed to President and Chief Executive Officer of Harland Clarke effective March 12, 2012. Under his employment agreement Mr. Singleton's annual base salary is $520,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of the Harland Clarke Business. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Singleton will also participate in the Company's 2011-2013 LTIP. Mr. Singleton will continue to receive other standard officer benefits.
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
Amended and Restated Employment Agreement
On January 1, 2011, Harland Clarke Holdings and Harland Financial Solutions, Inc. entered into an amended and restated employment agreement with Mr. Shivdasani which superseded, effective January 1, 2011, the previous employment agreement dated August 31, 2009. Pursuant to this agreement, Mr. Shivdasani will continue to serve as the President of Harland Financial Solutions until December 31, 2013, subject to earlier termination as described therein. Mr. Shivdasani's title was changed to President and Chief Executive Officer of Harland Financial Solutions effective March 12, 2012. Under his employment agreement his annual base salary is $450,000. He is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of HFS. His target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of his base salary if 145.1% of the targets are attained. Mr. Shivdasani will also participate in the Company's 2011-2013 LTIP. Mr. Shivdasani will continue to receive other standard officer benefits.
Ms. Van Buren
Employment Agreement
On August 20, 2010, Faneuil, Inc. entered into an employment agreement with Ms. Van Buren, effective as of January 1, 2010. Pursuant to this employment agreement, Ms. Van Buren served as Chief Executive Officer and Director of Faneuil, Inc. through December 31, 2012. Under her employment agreement her annual base salary was $400,000. She was entitled to receive an annual bonus based on Faneuil's Board's determination. Ms. Van Buren also participated in the Faneuil's 2010-2012 LTIP.
Amended and Restated Employment Agreement
On February 22, 2013, Harland Clarke Holdings and Faneuil, Inc. entered into an employment agreement with Ms. Van Buren, effective as of January 1, 2013. Pursuant to this employment agreement, Ms. Van Buren will serve as President and Chief Executive Officer of Faneuil, Inc. until December 31, 2015, subject to earlier termination as described therein. Under her employment agreement Ms. Van Buren's annual base salary is $420,000. She is entitled to receive an annual bonus based on the attainment of a certain percentage of Adjusted EBITDA for Compensation Purposes of Faneuil. Her target annual bonus is 100% of base salary and increases ratably up to a maximum of 150% of her base salary if 145.1% of the targets are attained. Ms. Van Buren will also participate in the Company's 2013-2015 LTIP.

NONQUALIFIED DEFERRED COMPENSATION TABLE FOR FISCAL YEAR 2012

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (i)	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE (ii)
Charles T. Dawson	$—	$77,150	$29,895	$—	$1,031,519
Peter A. Fera, Jr.	$—	$26,504	$7,328	$—	$256,099
James D. Singleton	$—	$31,600	$8,509	$—	$297,015
Raju M. Shivdasani	$—	$26,000	$4,436	$—	$157,598
Anna M. Van Buren	$—	$—	$—	$—	$—
____________

(i)	The amounts reported are included as part of "All Other Compensation" in the Summary Compensation Table.

(ii)	Reflects the total balance of the executive's account as of December 31, 2012.
Material Features of the Deferred Compensation Plan
Our deferred compensation plan is a non-elective, nonqualified deferred compensation plan known as the BEP. It serves as a supplemental benefit program for employees whose Company contributions to the 401(k) plan are limited due to IRS annual qualified plan compensation limits. The employees of Harland Clarke Corp. whose eligible earnings are greater than the IRS qualified plan compensation limit are automatically eligible for this benefit. The employees of Faneuil do not participate in this plan.
Employees may not defer income into this plan. We do not match contributions under our tax-qualified 401(k) plan in respect of pay above the tax-qualified plan compensation limits. Instead, we credit a notional contribution in respect of pay above the tax-qualified plan limits to the employee's BEP account.
The BEP is an unfunded deferred compensation plan. Interest is compounded quarterly and credited to each participant's account based upon the 10-Year U.S. Treasury Bond yield as in effect on the first business day of the plan year rounded to the next higher one-half percent, plus one percent. For plan year 2012, the rate was 3.0%. This methodology of applying interest is based on the language outlined in the BEP. Interest rates are provided annually by a compensation consultant.
Distributions are allowed only at termination, retirement, death, or disability and are paid in a single lump sum on the first day of the seventh month following the occurrence of such a qualifying event.
Potential Payments Upon Termination or Change-in-Control
Each of our NEOs is entitled to certain payments and benefits in the event of termination of his or her employment. These payments and benefits are set forth in each of our NEO's respective employment agreements, described above. The terms of these arrangements were set through the course of arms-length negotiations with each of the NEOs.
Messrs. Dawson, Singleton, Shivdasani, and Ms. Van Buren will be entitled to continued payment of his or her base salary respectively for a period of two years after termination in the event he or she is terminated without cause or resigns for good reason.
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
In the case of termination without cause, or in the event of resignation for good reason, Mr. Fera would be entitled to receive: (i) a pro rata annual bonus for the year in which termination occurred, if it would have otherwise been payable but for the termination; (ii) any earned but unpaid annual bonus for the year prior to the year in which termination occurred; and Mr. Fera would be entitled to a pro rata amount payable, if any, under the 2011-2013 LTIP in accordance with its terms; in each case, paid at the time and in the manner the bonus or long-term incentive plan amount, as applicable, is paid to other executives.

In the case of termination without cause or in the event of resignation for good reason, Ms. Van Buren would be entitled to receive: (i) the annual bonus for the year in which termination occurred, if it would have otherwise been payable but for the termination; (ii) any earned but unpaid annual bonus for the year prior to the year in which termination occurred; and (iii) a pro rata amount payable, if any, under the 2013-2015 LTIP in accordance with its terms; in each case, paid at the time and in the manner the bonus or long-term incentive plan amount, as applicable, is paid to other executives.
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
None of our NEOs will receive any additional payments or benefits beyond the severance terms described above in the event there is a change in control of the Company, or his or her employment is terminated following a change in control of the Company.
In the case of death or disability, each NEO would be entitled to receive (i) the pro rata annual bonus for the year in which death or disability occurred, if it would have otherwise been payable but for the death or disability, (ii) any earned but unpaid annual bonus for the year prior to the year in which death or disability occurred; and (iii) a pro rata amount payable, if any, under the 2011-2013 LTIP or, in the case of Ms. Van Buren, the 2013-2015 LTIP, in accordance with their respective terms; in each case, paid at the time and in the manner the bonus or long-term incentive plan amount, as applicable, is paid to other executives.
The following table sets forth payments which would hypothetically be made to our NEOs in the event each is terminated without cause, or he or she resigns for good reason as of December 31, 2012. This table excludes payments under the 2011-2013 LTIP or the 2013-2015 LTIP as described under "Potential Payments upon Termination or Change-in-Control" above because, as indicated in the footnotes to the table, they are payable only at the termination of the 2011-2013 LTIP or 2013-2015 LTIP, and are not a continuing benefit.

TERMINATION WITHOUT CAUSE OR RESIGNATION FOR GOOD REASON
AS OF DECEMBER 31, 2012

Name and Principal Position	Separation Pay (i)	Vacation (ii)	Health/Welfare Plans (iii)	Executive Annual Bonus Plan (iv)	Outplacement Assistance (v)	Deferred Compensation Plan Balance (vi)	Total
Charles T. Dawson, President and CEO	$2,100,000	$11,077	$5,198	$1,312,500	$30,000	$1,031,519	$4,490,294
Peter A. Fera, Jr., EVP & CFO	$702,000	$—	$13,297	$468,000	$30,000	$256,099	$1,469,396
James D. Singleton, President & CEO of Harland Clarke	$1,040,000	$—	$13,166	$520,000	$30,000	$297,015	$1,900,181
Raju M. Shivdasani, President & CEO of Harland Financial Solutions	$900,000	$—	$9,359	$450,000	$30,000	$157,598	$1,546,957
Anna Van Buren, CEO of Faneuil	$420,000	$—	$20,483	$420,000	$—	$—	$860,483
____________

(i)
For each NEO, upon termination of the executive without cause or resignation for good reason (each as defined in each employment agreement), the executive is entitled to receive continued payment of base salary for the following periods: 24 months in the case of Messrs. Dawson, Singleton, and Shivdasani and Ms. Van Buren; 18 months in the case of Mr. Fera.

(ii)
Upon termination, the executive is entitled to his or her earned and unused vacation for the current year. Effective December 31, 2012, certain subsidiaries established a policy pursuant to which up to 16 hours of vacation may be carried over from year to year. Mr. Shivdasani and Ms. Van Buren are eligible to carry over 40 hours of vacation from year to year. Mr. Dawson is also entitled to his balance of frozen vacation of $11,077.

(iii)
For each NEO upon termination of the executive without cause, or resignation for good reason, the executive is entitled to continued participation in applicable welfare benefit plans for 12 months after the termination and continued contribution by the Company to the employer portion of the employee premiums of welfare benefit plans for 12 months after the termination. The employer portion reflects employer cost for 2012 based on the employee's enrollment in dental, medical and vision plans as of December 31, 2012. The employer portion for Ms. Van Buren reflects costs for dental and medical only.

(iv)
For each NEO, upon termination of the executive without cause, due to death or disability, or in the event the NEO resigns for good reason, the executive is entitled to receive an annual bonus for the year in which the termination occurred if the executive would have been eligible to receive such bonus hereunder (including due to satisfaction of the company of performance milestones) had the executive been employed at the time such annual bonus is normally paid except for Mr. Fera, who is entitled to a pro rata share of his annual bonus. The amounts provided in this column assume that the bonus is paid at a level at which 100% of the target is achieved.

(v)
Upon termination, Messrs. Dawson, Singleton, Shivdasani and Fera are entitled to standard outplacement assistance for the key executive level up to $30,000 which would be paid to a mutually agreed provider of outplacement services for a 12-month outplacement program.

(vi)
Upon termination, retirement, death or disability, the executive's total balance in the BEP is to be paid in a single lump sum on the first day of the seventh month following the occurrence of such an event. These amounts reflect the executive's account balance as of December 31, 2012.

DIRECTORS' COMPENSATION TABLE FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Barry F. Schwartz(i)	$—	$—	$—	$—	$—	$—	$—
Paul G. Savas(i)	$—	$—	$—	$—	$—	$—	$—
Charles T. Dawson(ii)	$—	$—	$—	$—	$—	$—	$—
____________

(i)
Messrs. Schwartz and Savas received no compensation directly or indirectly from the Company. They provided services to the Company under the terms of a Second Amended and Restated Management Services Agreement between M & F Worldwide and MacAndrews & Forbes LLC. Pursuant to the Second Amended and Restated Management Services Agreement, M & F Worldwide paid to MacAndrews & Forbes LLC, a wholly owned subsidiary of MacAndrews, a fee of $2.5 million per calendar quarter, beginning May 1, 2007. The total amount paid to MacAndrews & Forbes LLC in 2012, 2011, and 2010 pursuant to the Second Amended and Restated Management Services Agreement was $10.0 million in each year.

(ii)	Mr. Dawson did not receive any compensation for his service as a director in 2012, 2011 and 2010.

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
As a wholly owned subsidiary of MacAndrews, we are subject to M & F Worldwide's Code of Business Conduct and Ethics (the "Code"), which covers transactions and other activities by employees of M & F Worldwide and its subsidiaries (including our directors and officers) that give rise to conflicts of interest. The conflicts of interest policy in the Code limits or prohibits, among other things, transactions between the employee and M & F Worldwide and transactions by the employee with (and employment with or substantial investments in) an enterprise that is a present or potential supplier, customer or competitor, or that engages or may engage in any other business with M & F Worldwide. In addition, the policy also prohibits employees from appropriating for personal benefit business opportunities that should be first offered to M & F Worldwide. The Code also limits similar transactions by family members of employees. Any waivers of the Code must be approved by the Board of Directors of M & F Worldwide.
All of the transactions reported under Item 13 of this Annual Report on Form 10-K that occurred during our last completed fiscal year were not subject to the Code because they were not transactions involving conflicts of interest covered by the Code. All of the reported transactions were approved by our Board of Directors, and all such transactions entered into after the date of the indentures governing our 2015 Senior Notes and 2018 Senior Secured Notes complied with the limitations on affiliate transactions contained in the indentures.
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0 million. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at December 31, 2012. Interest income of $0.8 million was recorded and related payments were received during 2012.
Insurance
We participate in MacAndrews's directors' and officers' insurance program, which also covers other affiliates of MacAndrews. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. We bear an allocation of the premiums for such coverage, which we believe is more favorable than the premiums we could secure under stand alone coverage. The Company paid MacAndrews $2.0 million, $0.1 million and $0.0 million in 2012, 2011, and 2010, respectively, in respect of such insurance coverage.
Tax Sharing Agreement
The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 (the "2005 Tax Sharing Agreement") whereby M & F Worldwide files consolidated federal income tax returns on our and our affiliated subsidiaries' behalf, as well as on behalf of certain other subsidiaries of M & F Worldwide for periods prior to the MacAndrews Acquisition. Under the 2005 Tax Sharing Agreement, we made periodic payments to M & F Worldwide. These payments are based on the applicable federal income tax liability that we and our affiliated subsidiaries would have had for each taxable period if we had not been included in our parent company's consolidated tax filing group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any consolidated, combined or unitary group containing the Company for each period that we or any of our subsidiaries are included in any such group for foreign, state or local tax purposes. Effective with the closing of the MacAndrews Acquisition, the 2005 Tax Sharing Agreement was amended and restated to incorporate MacAndrews as the common parent (the "2011 Tax Sharing Agreement"). For the periods beginning on or after December 22, 2011, MacAndrews will file consolidated federal income tax returns on the Company's behalf, as well as on the behalf of certain other subsidiaries of MacAndrews. The terms of the 2011 Tax Sharing Agreement are consistent with the terms of the 2005 Tax Sharing Agreement. The Company made net payments to MacAndrews of $94.6 million in 2012 and net payments to M & F Worldwide of $70.3 million and $83.5 million in 2011 and 2010, respectively, pursuant to the terms of the tax sharing agreements.
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
Allocations
As a wholly owned subsidiary of M & F Worldwide, we receive certain financial, administrative and risk management oversight from M & F Worldwide. These fees are allocations of shared service costs from our parent and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company recorded $2.7 million annually during the years ended December 31, 2012, 2011, and 2010 related to such fees.
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
Item 14.  Principal Accounting Fees and Services
The Board of Directors along with the M & F Worldwide Audit Committee selected Ernst & Young LLP as the independent auditors for the Company for the years ended December 31, 2012 and 2011.
Audit Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for professional services rendered for the audits of our financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q were $2.9 million and $2.2 million for 2012 and 2011, respectively. Audit services include fees associated with the annual audit and reviews of quarterly reports on Form 10-Q and comfort letters and reviews related to financing transactions.
Audit-Related Fees.  The aggregate fees and expenses that Ernst & Young LLP billed to us for audit-related services rendered in 2012 and 2011 were $0.9 million and $0.9 million, respectively. Audit-related services include SAS 70 and SSAE 16 reports on internal controls, due diligence, accounting consultations and acquisition-related consulting services.
Tax Fees.  The aggregate fees and expenses that Ernst & Young LLP billed us for assistance with acquisition-related income tax matters were $0.1 million and $0.0 million during 2012 and 2011, respectively.
All Other Fees.  No such fees were incurred by us in 2012 and 2011.
The Board of Directors, along with the M & F Worldwide Audit Committee, when applicable, considered whether any audit-related and non-audit service that Ernst & Young LLP provided were compatible with maintaining the auditor's independence from management and Harland Clarke Holdings. Generally, the plan of audit services to be provided and an estimate of the cost for such audit service is approved in advance. Approval in advance for each calendar year of a plan of the expected services and a related budget, submitted by management, for audit-related services, tax services and other services that the Company expects the auditors to render during the year has also generally occurred. Any expenditure in excess of the approval limits for approved services, and any engagement of the auditors to render services in addition to those previously approved, requires advance approval by the Board of Directors. The Board of Directors, along with the M & F Worldwide Audit Committee, when applicable, pre-approved the audit plan, all of the fees disclosed above and the non-audit services that the Company expects Ernst & Young LLP to provide in 2012.

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

2.5
Stock Purchase Agreement, dated as of March 19, 2012, by and among Harland Clarke Holdings Corp., FLX Holdings LLC and Faneuil Holdco LLC. (incorporated by reference to Exhibit 2.5 of Harland Clarke Holdings Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

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

Exhibit Number	Description
4.20
Amendment Agreement, dated as of May 10, 2012, by and among the Lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers (incorporated by reference to Exhibit 4.20 to Harland Clarke Holdings Corp. Form 10-Q for the quarterly period ended September 30, 2012, Commission File No. 333-133253).

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

10.22
Amended and Restated Tax Sharing Agreement, dated as of December 21, 2011, by and among MacAndrews & Forbes Holdings Inc., M & F Worldwide Corp., Harland Clarke Holdings Corp. and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.23 to Harland Clarke Holdings Corp.'s Annual Report on Form 10‑K for the fiscal year ended December 31, 2011).

10.23+*	Amended and Restated Employment Agreement, dated as of August 20, 2010, between Faneuil, Inc. and Anna Van Buren.
10.24+*	Employment Agreement, dated as of August 14, 2012, by and among Harland Clarke Holdings Corp., Scantron Corporation and Kevin Brueggeman.
10.25+*	Employment Agreement, dated as of January 1, 2013, among Harland Clarke Holdings Corp., Faneuil, Inc. and Anna Van Buren.
21.1*	Subsidiaries of Harland Clarke Holdings Corp.
31.1*	Certification of Charles T. Dawson, Chief Executive Officer, dated February 25, 2013.
31.2*	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated February 25, 2013.
101.INS	XBRL Instance Document. (1)
101.SCH	XBRL Taxonomy Extension Schema.(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)
101.DEF	XBRL Taxonomy Definition Linkbase. (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(1)
____________

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(1)
Furnished, not filed. Furnished with this Annual Report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the fiscal year ended December 31, 2012 (Successor), the periods from December 22 to December 31, 2011 (Successor) and January 1 to December 21, 2011 (Predecessor) and fiscal year ended December 31, 2010, (iii) Statement of Shareholder's Equity for the fiscal year ended December 31, 2012 (Successor), the periods from December 22 to December 31, 2011 (Successor) and January 1 to December 21, 2011 (Predecessor) and fiscal year ended December 31, 2010, (iv) the Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2012 (Successor), the periods from December 22 to December 31, 2011 (Successor) and January 1 to December 21, 2011 (Predecessor) and fiscal year ended December 31, 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Dated:	February 25, 2013	By:	/s/ Charles T. Dawson
Charles T. Dawson President, Chief Executive Officer and Director (Principal Executive Officer)

Dated:	February 25, 2013	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 25, 2013	By:	/s/ J. Michael Riley
J. Michael Riley Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Dawson	President, Chief Executive Officer and Director	February 25, 2013
Charles T. Dawson

/s/ Paul G. Savas	Director	February 25, 2013
Paul G. Savas

/s/ Barry F. Schwartz	Director	February 25, 2013
Barry F. Schwartz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Harland Clarke Holdings Corp. and Subsidiaries are included in Item 8:

Pages
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-3
Consolidated Statements of Operations for the fiscal year ended December 31, 2012 (Successor), the periods from December 22 to December 31, 2011 (Successor) and January 1 to December 21, 2011 (Predecessor) and the fiscal year ended December 31, 2010 (Predecessor)
F-4
Consolidated Statements of Comprehensive (Loss) Income for the fiscal year ended December 31, 2012 (Successor), the periods from December 22 to December 31, 2011 (Successor) and January 1 to December 21, 2011 (Predecessor), and the fiscal year ended December 31, 2010 (Predecessor).
F-5
Consolidated Statements of Stockholder's Equity for the fiscal year ended December 31, 2012 (Successor), the periods from December 22 to December 31, 2011 (Successor) and January 1 to December 21, 2011 (Predecessor), and the fiscal year ended December 31, 2010 (Predecessor)
F-6
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2012 (Successor), the periods from December 22 to December 31, 2011 (Successor) and January 1 to December 21, 2011 (Predecessor), and the fiscal year ended December 31, 2010 (Predecessor)
F-7
Notes to Consolidated Financial Statements	F-8
Schedule II - Valuation and Qualifying Accounts and Reserves	F-46

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Harland Clarke Holdings Corp.

We have audited the accompanying consolidated balance sheets of Harland Clarke Holdings Corp. and subsidiaries as of December 31, 2012 and 2011, the related consolidated statements of operations, comprehensive (loss) income, stockholder's equity, and cash flows for the fiscal year ended December 31, 2012 (Successor), the period from December 22 to December 31, 2011 (Successor), the period from January 1 to December 21, 2011 (Predecessor) and the fiscal year ended December 31, 2010 (Predecessor). Our audits also included the financial statement schedule II listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harland Clarke Holdings Corp. and subsidiaries at December 31, 2012 and December 31, 2011 and the consolidated results of their operations and their cash flows for the fiscal year ended December 31, 2012, the period from December 22 to December 31, 2011 (Successor), the period from January 1 to December 21, 2011 (Predecessor), and the fiscal year ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Stamford, Connecticut
February 25, 2013

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2012	December 31, 2011
		(recasted)
ASSETS
Current assets:
Cash and cash equivalents	$102.0	$101.8
Marketable securities	—	56.6
Accounts receivable (net of allowances of $1.5 and $1.8)	132.1	121.3
Inventories	29.0	43.2
Income taxes receivable	23.7	15.7
Notes receivable - related party	30.0	—
Deferred tax assets	45.1	25.5
Prepaid expenses and other current assets	56.7	54.0
Total current assets	418.6	418.1
Property, plant and equipment, net	190.0	210.7
Goodwill	761.6	758.6
Other intangible assets, net	1,535.6	1,659.0
Contract acquisition payments, net	17.6	—
Notes receivable - related party	—	30.0
Other assets	63.0	27.3
Total assets	$2,986.4	$3,103.7
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$44.5	$39.1
Deferred revenues	133.9	82.2
Current maturities of long-term debt	78.5	45.1
Accrued liabilities:
Salaries, wages and employee benefits	55.9	58.1
Income and other taxes payable	11.9	12.8
Customer incentives	52.0	57.4
Payable to parent	0.1	0.2
Other current liabilities	42.1	33.7
Total current liabilities	418.9	328.6
Long-term debt	1,769.3	1,766.9
Deferred tax liabilities	622.7	726.5
Deferred revenues	54.2	28.5
Other liabilities	86.1	105.9
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in capital	76.1	145.5
(Accumulated deficit) retained earnings	(40.6)	1.9
Accumulated other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	0.4	—
Unrecognized amounts included in postretirement obligations	(0.7)	(0.1)
Derivative fair-value adjustments	—	(0.1)
Unrealized gains on investments, net	—	0.1
Total accumulated other comprehensive loss, net of taxes	(0.3)	(0.1)
Total stockholder's equity	35.2	147.3
Total liabilities and stockholder's equity	$2,986.4	$3,103.7

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

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

		(recasted)
Product revenues, net	$1,285.1	$27.4	$1,273.2	$1,344.8
Service revenues, net	383.8	10.3	312.8	326.4
Total net revenues	1,668.9	37.7	1,586.0	1,671.2
Cost of products sold	792.3	22.1	772.0	787.3
Cost of services provided	266.1	7.3	159.2	171.2
Total cost of revenues	1,058.4	29.4	931.2	958.5
Gross profit	610.5	8.3	654.8	712.7
Selling, general and administrative expenses	389.7	11.3	393.3	389.7
Revaluation of contingent consideration	(0.6)	—	(24.3)	0.3
Asset impairment charges	1.7	—	111.6	3.7
Restructuring costs	18.9	—	12.6	22.3
Operating income (loss)	200.8	(3.0)	161.6	296.7
Interest income	0.9	—	0.4	0.7
Interest expense	(221.6)	(6.6)	(104.8)	(115.5)
Loss on early extinguishment of debt	(34.2)	(0.1)	—	—
Loss from equity method investment	(0.1)	—	—	—
Other (expense) income, net	(0.2)	—	13.2	0.1
(Loss) income before income taxes	(54.4)	(9.7)	70.4	182.0
(Benefit) provision for income taxes	(19.4)	(3.8)	41.2	67.8
Net (loss) income	$(35.0)	$(5.9)	$29.2	$114.2

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

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

Net (loss) income	$(35.0)	$(5.9)	$29.2	$114.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.4	—	(0.9)	(0.4)
Changes in derivative instruments:
Changes in fair value of interest rate swaps during period	—	(0.1)	(3.5)	(14.3)
Less reclassification adjustments for loss included in net (loss) income	0.1	—	7.9	12.0
Net changes in derivative instruments	0.1	(0.1)	4.4	(2.3)
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments during period	(0.2)	0.1	0.3	6.9
Less reclassification adjustment for amounts included in net (loss) income	0.1	—	(8.1)	—
Net change in unrealized (losses) gains on investments	(0.1)	0.1	(7.8)	6.9
Changes in postretirement benefit obligations recognized in other comprehensive income:
Amortization of prior service credits included in net income	—	—	(0.3)	—
Prior service credits	—	—	—	5.3
Unrecognized actuarial (loss) gain	(0.6)	(0.1)	(0.8)	0.3
Net change in postretirement benefit obligation recognized in other comprehensive income	(0.6)	(0.1)	(1.1)	5.6
Total other comprehensive (loss) income, net of tax	(0.2)	(0.1)	(5.4)	9.8
Comprehensive (loss) income	$(35.2)	$(6.0)	$23.8	$124.0

Tax Benefit (Expense) of Other Comprehensive (Loss) Income Included in Above Amounts:
Changes in derivative instruments:
Changes in fair value of interest rate swaps during period	$—	$—	$2.3	$9.0
Less reclassification adjustments for loss included in net income	—	—	(5.0)	(7.7)
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments during period	—	—	(0.1)	(4.4)
Less reclassification adjustment for amounts included in net income	(0.1)	—	5.1	—
Changes in postretirement benefit obligations recognized in other comprehensive income:
Amortization of prior service credits included in net income	—	—	0.1	—
Prior service credits	—	—	—	(3.3)
Unrecognized actuarial gain (loss)	0.4	0.1	0.5	(0.3)
Total net tax benefit (expense) included in other comprehensive (loss) income	$0.3	$0.1	$2.9	$(6.7)
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

	Shares of Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
Predecessor
Balance, December 31, 2009	100	$157.0	$98.0	$(9.0)	$246.0
Net income			114.2		114.2
Other comprehensive income, net of tax				9.8	9.8
Dividend paid to parent			(31.2)		(31.2)
Balance, December 31, 2010	100	$157.0	$181.0	$0.8	$338.8
Net income			29.2		29.2
Other comprehensive loss, net of tax				(5.4)	(5.4)
Dividends declared to parent			(61.3)		(61.3)
Balance as of December 21, 2011	100	$157.0	$148.9	$(4.6)	$301.3
Successor
Change in ownership		(157.0)	(148.9)	4.6	(301.3)
Allocation of equity consideration from MacAndrews Acquisition		142.2			142.2
Faneuil balances at date of common control		3.3	7.8		11.1
Net loss			(5.9)		(5.9)
Other comprehensive loss, net of tax				(0.1)	(0.1)
Balance at December 31, 2011	100	$145.5	$1.9	$(0.1)	$147.3
Net loss			(35.0)		(35.0)
Other comprehensive loss, net of tax				(0.2)	(0.2)
Acquisition of business from parent		(33.8)			(33.8)
Elimination of Faneuil acquired balances		(28.7)	(7.5)		(36.2)
Capital contribution from parent		25.4			25.4
Dividends declared to parent		(32.3)			(32.3)
Balance at December 31, 2012	100	$76.1	$(40.6)	$(0.3)	$35.2

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

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

		(recasted)
Operating activities
Net (loss) income	$(35.0)	$(5.9)	$29.2	$114.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	75.9	1.9	40.9	48.9
Amortization of intangible assets	137.7	4.1	117.5	109.0
Amortization of debt fair value adjustments, original issue discount and deferred financing fees	117.4	4.1	6.7	7.0
Loss on early extinguishment of debt	34.2	0.1	—	—
Revaluation of contingent consideration	(0.6)	—	(24.3)	0.3
Loss (gain) on sale of marketable securities	0.2	—	(13.2)	(0.1)
Deferred income taxes	(126.6)	(6.1)	(35.5)	(31.9)
Asset impairments	1.7	—	111.6	3.7
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(17.2)	0.1	15.0	(1.1)
Inventories	14.2	3.7	2.3	0.9
Prepaid expenses and other assets	(15.8)	(1.3)	(12.0)	(17.0)
Contract acquisition payments, net	(17.6)	—	(8.9)	1.4
Accounts payable and accrued liabilities	(2.2)	5.8	(13.8)	18.4
Deferred revenues	77.5	12.0	11.8	13.0
Income and other taxes	(8.7)	2.3	(7.4)	0.6
Payable to parent	(0.1)	(0.8)	0.1	0.7
Other, net	2.6	0.1	—	5.0
Net cash provided by operating activities	237.6	20.1	220.0	273.0
Investing activities
Purchase of businesses, net of cash acquired	(36.2)	—	(135.1)	(61.2)
Faneuil cash at date of common control	—	5.3	—	—
Purchase of marketable securities	—	(56.5)	—	—
Purchase of equity method investment	(7.0)	—	—	—
Funding of related party note receivable	—	(30.0)	—	—
Repayments of related party notes receivable	—	—	4.0	3.0
Proceeds from sale of property, plant and equipment	0.1	—	0.2	2.5
Proceeds from sale of marketable securities	56.3	—	13.4	24.7
Capital expenditures	(57.8)	(0.1)	(58.6)	(38.6)
Capitalized interest	(0.5)	—	(0.3)	(0.1)
Computer software development	(14.5)	(1.5)	(5.9)	(4.2)
Net cash used in investing activities	(59.6)	(82.8)	(182.3)	(73.9)
Financing activities
Dividends to parent	(32.3)	(12.6)	(48.7)	(31.2)
Acquisition of business from parent	(33.8)	—	—	—
Redemption of notes	—	(1.7)	—	—
Payments of contingent consideration arrangements	—	—	(0.3)	(0.7)
Payments for derivative instruments	(9.5)	(1.9)	—	—
Issuance of notes	225.6	—	—	—
Borrowings on credit agreements	25.0	—	—	—
Repayments of credit agreements and other borrowings	(340.1)	(4.5)	(15.0)	(19.6)
Debt issuance costs	(12.7)	—	—	—
Net cash used in financing activities	(177.8)	(20.7)	(64.0)	(51.5)
Net increase (decrease) in cash and cash equivalents	0.2	(83.4)	(26.3)	147.6
Cash and cash equivalents at beginning of period	101.8	185.2	211.5	63.9
Cash and cash equivalents at end of period	$102.0	$101.8	$185.2	$211.5

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$91.9	$5.4	$94.4	$108.0
Income taxes, net of refunds	115.1	—	84.1	97.7
Non-cash financing activities:
Extinguishment of Faneuil debt to parent	$25.4	$—	$—	$—

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(dollars in millions)

1.  Description of the Business and Basis of Presentation
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. The Company is an indirect, wholly owned subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). MacAndrews is wholly owned by Ronald O. Perelman. On September 12, 2011, M & F Worldwide agreed to merge with an indirect wholly owned subsidiary of MacAndrews, and following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of closing conditions, that merger was effected on December 21, 2011 (hereafter referred to as the "MacAndrews Acquisition").
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes (see Note 3), including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition. Accordingly, the accompanying financial statements for the Predecessor and Successor periods are not comparable in all material respects and the Company is required to present separately its operating results for periods before and after the MacAndrews Acquisition. The periods prior to the MacAndrews Acquisition (the period January 1 to December 21, 2011 and the year ended December 31, 2010) are presented in the accompanying consolidated financial statements as "Predecessor." The periods subsequent to the MacAndrews Acquisition (the year ended December 31, 2012 and the period December 22 to December 31, 2011) are presented in the accompanying consolidated financial statements as "Successor."
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
During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments to better align complementary products and services. The Harland Technology Services and Medical Device Tracking businesses were transferred to the Faneuil segment and the Survey Services business was transferred to the Harland Clarke segment. Prior period segment information has been reclassified to reflect this change.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of all material intercompany accounts and transactions. The Company has consolidated the results of operations and accounts of businesses acquired from the date of acquisition or the date of common control (see Note 3).
The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes and 2018 Senior Secured Notes (as hereinafter defined) (see Note 11). Harland Clarke Holdings is a holding company and has no significant assets at December 31, 2012 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
Revenue Recognition
The Company recognizes product and service revenue when persuasive evidence of a non-cancelable arrangement exists, products have been shipped and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer and an economic exchange has taken place. Revenues are recorded net of any applicable discounts, contract acquisition payments amortization, accrued incentives and allowances for sales returns. As a result of the accounting required in connection with the MacAndrews Acquisition, deferred revenues at December 31, 2011 represent the fair value of the cost to complete contractual obligations for which funds have already been received. Deferred revenues at December 31, 2012 represent amounts billed to the customer during 2012 in excess of amounts earned as well as the remaining balance of deferred revenues at December 31, 2011 that were not recognized as revenues in 2012.
Revenues for direct response marketing services are recognized from the Company's fixed price direct mail and marketing contracts based on the proportional performance method for specific projects.
For multiple-element software arrangements, total revenue is allocated to each element based on vendor specific objective evidence ("VSOE"), of its fair value represented by the price charged when the elements are sold separately. VSOE must exist for the undelivered elements to allocate the total revenue among all delivered elements and non-essential undelivered elements of the arrangement. When VSOE of fair value has been established for maintenance and professional services but not for software licenses, the residual method is used to allocate revenue to the license portion of multiple element arrangements. VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is primarily based upon customer renewal history when the services are sold separately. VSOE for professional services is also based upon the price charged when the services are sold separately.
If the undelivered elements of the arrangement are essential to the functionality of the software product(s), revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exist but VSOE does not exist for one or more of the delivered elements, revenue is recognized using the residual method. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. When VSOE does not exist for maintenance and/or non-essential undelivered elements of multiple element arrangements, revenue is deferred until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.
For licenses that are hosted (cloud services), revenue is allocated to separate units of accounting based on the hierarchy of VSOE, third-party evidence ("TPE") or relative selling price. VSOE and TPE are not available so the relative selling price is used. Under the relative selling price method the concept of the residual method is eliminated and discounts are allocated across all deliverables in proportion to the best estimated selling price. Separate units of accounting exist if they have standalone value. Standalone value exists if the Company or other vendors sell the same item separately or the customer could resell the item on a standalone basis. Standalone value exists for most individual modules of the Company's hosted licenses

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

because they are sold separately or as a group depending on the needs of customers. For each module, revenue is deferred until related professional services are complete. If standalone value does not exist then revenue for all modules and professional services in an arrangement are deferred until services are complete. Under either scenario, once services are complete, revenue is recognized on a straight-line basis over the remaining term of the contract.
For arrangements that include both licenses and cloud services, each is accounted for under its relevant guidance.
If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable agreement. Each new license includes maintenance, including the right to receive telephone support, "bug fixes" and unspecified upgrades and enhancements, for a specified duration of time, usually one year. Maintenance revenue is recognized ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. Maintenance fees are typically invoiced on an annual basis prior to the anniversary date of the license. Time-based and usage-based licenses include maintenance as a bundled item that is committed for the period of the agreement. Revenue from licensing of software under usage-based contracts is recognized ratably over the term of the agreement or on an actual usage basis.
Non-essential professional services revenue includes fees derived from the delivery of certain training, installation, and consulting services. Revenue from non-essential training, installation, and consulting services is recognized on a time and materials basis or after delivery is complete.
Essential professional services typically involve significant production, modification or customization of the software. Revenue from essential services is combined with license revenue and recognized using either a percentage-of-completion or completed contract basis. Percentage-of-completion recognizes both license and services revenue as the services are performed using an input method based on labor hours. Estimates of efforts to complete a project are used in the percentage-of-completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates. Completed contract basis is used either when reliable estimates of effort are not available, or if VSOE does not exist for one or more elements, or if there are substantive customer acceptance provisions. Under this methodology all revenue is deferred until all services are complete, or the acceptance conditions have been met.
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
Service revenues are comprised of revenues derived from software maintenance agreements, software implementation services, software as a service, field maintenance services, direct marketing services, certain contact center services, core processing service bureau deliverables, consulting services, training services, survey services, back office services, toll collection services, staffing services and other services.
Customer Incentives
The Company's Harland Clarke segment has contracts with certain clients that provide both fixed and volume-based incentives. These incentives are recorded as a reduction of revenues to which they apply and as accrued liabilities.
Contract Acquisition Payments
Certain contracts with customers of the Company's Harland Clarke segment involve upfront payments to the customer. These payments are capitalized and amortized on a straight-line basis as a reduction of revenue over the life of the related contract. As part of the accounting required in connection with the MacAndrews Acquisition (see Note 3), unamortized balances were recorded at $0.0 in December 2011 in accordance with applicable accounting guidance. These payments are generally refundable from the customer on a prorated basis if the contract is canceled prior to the contract termination date. When such a termination occurs, the amounts repaid are offset against any unamortized contract acquisition payment balance related to the terminating customer, with any resulting excess reported as an increase in revenue. The Company recorded revenue related to these contract terminations of $2.2, $0.0, $7.5 and $5.8 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively.

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
Investments
The Company has investments consisting of corporate equity securities and United States treasury securities which are classified as available-for-sale securities and are stated at fair value with unrealized gains and losses on such investments reflected net of tax, as other comprehensive income (loss). Realized gains and losses on investments are included in other (expense) income, net in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. The United States treasury securities are classified as current and included in marketable securities in the accompanying consolidated balance sheets. The corporate equity securities are classified as noncurrent and are included in other assets in the accompanying consolidated balance sheets. See Note 14.
The Company also has an investment consisting of corporate equity securities which is accounted for using the equity method. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the Company's share of earnings and losses after the date of the acquisition. Dividends received reduce the basis of the investment. The Company's share of earnings and losses are shown as a separate line item in the accompanying consolidated statements of operations. The corporate equity securities are classified as noncurrent and are included in other assets in the accompanying consolidated balance sheets. See Note 14.
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
Direct-response advertising is capitalized and amortized over its expected period of future benefit, while all other advertising costs are expensed as incurred. Direct-response advertising consists primarily of inserts that include order coupons for products offered by a division of the Company's Harland Clarke segment, which are amortized for a period up to 18 months. These costs are amortized following their distribution, and are charged to match the advertising expense with the related revenue streams.
At December 31, 2012 and 2011, the Company had prepaid advertising costs of $2.6 and $0.1, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company's advertising expense was $20.1, $0.4, $21.5 and $19.6 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively.

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
The useful lives for computing depreciation are as follows:

Years
Machinery and equipment	3 - 15
Computer software and hardware	3 - 5
Leasehold improvements	1 - 20
Buildings and improvements	20 - 30
Furniture, fixtures and transportation equipment	5 - 8
Software and Other Development Costs
The Company expenses research and development expenditures as incurred, including expenditures related to the development of software products that do not qualify for capitalization. The amounts expensed totaled $25.6, $0.1, $29.2 and $21.9 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively, and were primarily costs incurred related to the development of software.
Software development costs incurred for sold, leased, or otherwise marketed software prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after establishing the technological feasibility of the subject software product and before its availability for sale are capitalized and are included in other intangible assets, net on the accompanying consolidated balance sheets. Capitalized software development costs are amortized on a product-by-product basis over the estimated economic life of the product using a straight-line method with related amortization expense in cost of products sold on the accompanying consolidated statements of operations. Unamortized software development costs in excess of estimated net realizable value from a particular product are written down to their estimated net realizable value.
The Company capitalizes costs to develop or obtain computer software for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when significant, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and ready for its intended use and is included in property, plant and equipment, net on the accompanying consolidated balance sheets. Capitalized costs to develop or obtain computer software for internal use are amortized over the estimated useful life using a straight-line method with related amortization expense in cost of revenues and selling, general and administrative expenses on the accompanying consolidated statements of operations.
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
The results of the Company's annual test for 2012 indicated no goodwill impairment as the estimated fair values for each reporting unit were greater than the carrying values. The Company's step one annual impairment test for 2011 indicated goodwill impairment for the Scantron reporting unit as the estimated fair value for the Scantron reporting unit was less than its carrying value. The Company performed the second step of the test to determine the "implied fair value" of goodwill for the Scantron reporting unit, resulting in a non-cash impairment charge of $102.2 (see Notes 7 and 13 regarding the non-cash goodwill impairment charge recorded in 2011). No goodwill impairment was indicated for the Company's other two reporting units as a result of the 2011 test. The results of the Company's annual test for 2010 indicated no goodwill impairment as the estimated fair values for each reporting unit were greater than the carrying values.
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
In 2011, an impairment charge was recorded and the useful life for the Scantron reporting unit tradename was reclassified from an indefinite life to a definite life of 15 years (see Notes 7 and 13).
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
Self-Insurance
The Company is self-insured for certain workers' compensation and group medical costs subject to stop-loss limits. Provisions for losses expected under these programs are recorded based on the Company's estimates of the aggregate liabilities for the claims incurred. Payments for estimated claims beyond one year have been discounted. As of December 31, 2012 and 2011, the combined liabilities for self-insured workers' compensation and group medical were $10.0 and $9.5, respectively.
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
Deferred Financing Fees
Deferred financing fees are being amortized to interest expense using the effective interest method over the term of the respective financing agreements. Unamortized balances are reflected in other assets in the accompanying consolidated balance sheets and were $11.7 and $0.1 as of December 31, 2012 and 2011, respectively. As part of the accounting required in connection with the MacAndrews Acquisition (see Note 3), unamortized balances were recorded at $0.0 in December 2011 in accordance with applicable accounting guidance.
Restructuring Charges
The Company has restructuring costs related primarily to facility consolidations and workforce rationalization. The costs primarily consist of employee termination benefits which are accrued when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. In addition to employee termination benefits and facility closure costs, other restructuring costs include, but are not limited to, equipment moves, training and travel, which are expensed as incurred. Additional restructuring charges related to the Company's existing operations will be incurred as the Company completes its restructuring plans.
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
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform with the presentation in the consolidated balance sheet for 2012. These reclassifications had no effect on previously reported net income. Prior period amounts have been reclassified in Notes 7, 15 and 19 in accordance with applicable accounting guidance to reflect the business segment changes described in Note 1 above. Prior period deferred revenues have been reclassified between current and non-current based on further review of fair value adjustments related to the MacAndrews Acquisition.
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
New Accounting Guidance
In July 2012, the Financial Accounting Standards Board amended its guidance related to the testing of indefinite-lived intangible assets for impairment. Under this standard, entities testing indefinite-lived intangible assets for impairment now have

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this amended guidance is effective beginning January 1, 2013, with early adoption permitted under certain conditions. As this amendment affects testing steps only, the adoption of this standard will not have a material impact on the Company's consolidated results of operations or financial condition.
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
MacAndrews Acquisition of M & F Worldwide
On September 12, 2011, M & F Worldwide, the indirect parent of the Company, agreed, subject to various closing conditions, to merge with an indirect, wholly owned subsidiary of MacAndrews, and following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of all other closing conditions, that merger was effected on December 21, 2011. The transaction was accounted for as a business combination. M & F Worldwide allocated its new equity basis amongst itself, the Company and another operating subsidiary of M & F Worldwide. M & F Worldwide had preliminarily allocated and pushed down $222.3 of the new equity basis to the Company as of the acquisition date. During the first quarter of 2012, M & F

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Worldwide revised the equity allocation amongst these entities, and, as a result, the equity allocated to the Company was reduced to $142.2. As required by accounting guidance for business combinations, this adjustment was recorded by the Company retrospectively as of the acquisition date resulting in changes to the preliminary amounts of goodwill and additional paid-in capital set forth in the Company's December 31, 2011 consolidated balance sheet included in its Annual Report on Form 10-K for the year ended December 31, 2011. This change had no effect on amounts reported in the consolidated statements of operations for 2011. As discussed in Note 1, the periods after the MacAndrews Acquisition have been bifurcated in these financial statements and indicated by the heading "Successor."
The following table summarizes the estimated fair values of the Company's assets and liabilities assumed at the date of the MacAndrews Acquisition:

Cash		$185.2
Accounts receivable		110.1
Property, plant and equipment		207.1
Goodwill *		748.4
Other intangible assets:
Customer relationships	$1,519.0
Tradenames	101.4
Technology	39.8
Total other intangible assets		1,660.2
Other assets *		147.6
Total assets acquired *		3,058.6
Deferred revenues		96.8
Long-term debt		1,787.4
Deferred tax liabilities *		723.8
Other liabilities *		308.4
Net assets acquired *		$142.2
* As discussed above, amounts have been adjusted from the preliminary amounts set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.
Goodwill in the amount of approximately $178.7 and intangible assets in the amount of approximately $142.7 are deductible for tax purposes. During 2012, the Company recorded a net change in deferred taxes of $2.8 in accordance with applicable accounting guidance with a corresponding increase in goodwill. The goodwill arises because the total consideration for the acquisition allocated to the Company, which reflects its future earnings and cash flow potential, exceeds the fair value of net assets acquired. The goodwill resulting from the acquisition was assigned to the Company's segments as follows: $417.0 to Harland Clarke, $282.6 to Harland Financial Solutions, $40.1 to Scantron and $8.7 to Faneuil. Acquisition-related fees and expenses for the Company were not material.
As part of the application of fair value accounting for business combinations, the carrying value of inventory was increased by $17.5. The amount of the inventory fair value adjustment was expensed as additional non-cash cost of products sold as the fair-valued inventory was sold (of which $13.9 and $3.6 was expensed in 2012 and during the period from December 22 to December 31, 2011, respectively).
Also as part of the application of fair value accounting for business combinations, the carrying values of long-term debt and deferred revenues were decreased by $417.8 and $68.1, respectively. These fair value adjustments result in higher interest expense and lower revenues being recognized over the related earnings period, both of which are non-cash adjustments (of which $115.6 and $4.1was reflected as increased interest expense and $50.8 and $3.9 was reflected as reduced revenues in 2012 and during the period from December 22 to December 31, 2011, respectively). The Company also wrote-off $34.2 of the non-cash fair value adjustment to long-term debt in the third quarter of 2012 as a result of refinancing transactions (see Note 11).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Pro Forma Financial Information
The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the acquisition had occurred as of the beginning of the year presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if this transaction had taken place at the beginning of the year presented, nor does it purport to represent results of operations for future periods.

Unaudited Pro Forma
Year ended December 31, 2011
Net revenues	$1,596.9
Operating income	151.3
Net loss	(65.7)
Depreciation and amortization (excluding amortization of deferred financing fees)	156.5
In the pro forma information above, the results prior to the acquisition were adjusted to include the pro forma effect of: the adjustment of amortization of intangible assets and depreciation of fixed assets based on the acquisition accounting allocations; the adjustment of interest expense reflecting the amortization of fair value adjustments of Harland Clarke Holdings' outstanding long-term debt; the non-recurring fair value adjustments to contract acquisition payments and commitments, deferred revenues, inventory and other deferred expenses; and to reflect the impact of income taxes with respect to the pro forma adjustments, utilizing an estimated effective tax rate of 39.0%.
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
The allocation of purchase price resulted in identified intangible assets of $92.3 and goodwill of $93.1. During 2011, the Company recorded additional deferred tax assets of $2.9 in accordance with applicable accounting guidance with a corresponding decrease in goodwill. The goodwill arises because the total consideration for GlobalScholar, which reflects its future earnings and cash flow potential, exceeds the fair value of the net assets acquired. The goodwill resulting from the acquisition was assigned to the Scantron segment. Of the goodwill recognized, $5.6 is deductible for income tax purposes. The Company financed the GlobalScholar acquisition and related fees and expenses with Harland Clarke Holdings' cash on hand. The Company has recognized $1.6 of acquisition related costs for this acquisition, of which $0.2 was expensed and included in selling, general and administrative expenses in the consolidated statements of operations in 2011, with the remainder having been expensed and included in selling, general and administrative expenses in the fourth quarter of 2010.
The contingent consideration arrangement provided for cash payments of up to an aggregate maximum of $20.0, based on the achievement of certain revenue targets of GlobalScholar measured during the calendar year 2011. The acquisition-date fair value of the contingent consideration arrangement of $18.5 was estimated utilizing a discounted cash flow analysis with significant inputs that were not observable in the market (Level 3 inputs). Key assumptions included a projection of certain GlobalScholar revenues for the measurement period. The application of fair value accounting for the contingent consideration

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

arrangement required recurring remeasurement for changes in key assumptions (see Note 13). No amount was paid in 2012 because the revenue targets were not met.
The application of acquisition accounting decreased acquired deferred revenues by $14.9 to $11.6 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenue being recognized over the related earnings period (of which $5.2 was reflected as a reduction of revenues for the period January 1, 2011 to December 21, 2011).
The fair value of financial assets acquired was not significant. The pro forma effects for the GlobalScholar acquisition on the consolidated results of operations were not material.
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
The contingent consideration arrangement provided for cash payments of up to an aggregate maximum of $25.0, which would have been payable upon the achievement of certain future revenue targets of Parsam measured during calendar years 2011 and 2012. The acquisition-date fair value of the contingent consideration arrangement was estimated utilizing a discounted cash flow analysis with significant inputs that were not observable in the market (Level 3 inputs). Key assumptions included a projection of certain Parsam revenues for the measurement periods. During the first quarter of 2011, the Company identified a $1.6 decrease in the initial estimate of acquisition-date fair value of contingent consideration with a corresponding $1.6 decrease in goodwill. The application of fair value accounting for the contingent consideration arrangement required recurring remeasurement for changes in key assumptions (see Note 13). No amounts will be paid because the revenue targets were not met.
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
The application of acquisition accounting decreased acquired deferred revenues by $1.6 to $0.4 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenues being recognized over the related earnings period (of which $1.0 was reflected as a reduction of revenues for the period January 1 to December 21, 2011). The reduction of revenues resulting from this acquisition accounting fair value adjustment was negligible for the period December 7, 2010 to December 31, 2010.
The fair value of financial assets acquired was not significant. The pro forma effects for the Parsam acquisition on the consolidated results of operations were not material.

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
The contingent consideration arrangement provided for cash payments of up to an aggregate maximum of $20.0, which would have been payable upon the achievement of certain future revenue targets of Spectrum K12 measured during the twelve-month periods ended June 30, 2011 and 2012. Certain of the contingent consideration payments would have been payable under the terms of the acquisition to eligible employees who remained employed by Spectrum K12 during the twelve-month periods ended June 30, 2011 and 2012. These contingent consideration payments of up to an aggregate of $5.0 to eligible employees were considered incentive compensation and recorded as compensation expense as earned. The acquisition-date fair value of the contingent consideration arrangement of $4.9, of which $0.9 was considered to be incentive compensation, was estimated utilizing a discounted cash flow analysis with significant inputs that are not observable in the market (Level 3 inputs). Key assumptions included a projection of Spectrum K12 revenues for the measurement periods. The application of fair value accounting for the contingent consideration arrangement requires recurring remeasurement for changes in key assumptions (see Note 13). No amount was paid because the revenue targets were not met.
The application of acquisition accounting decreased acquired deferred revenues by $10.5 to $5.0 due to a fair value adjustment. This non-cash fair value adjustment resulted in lower revenues being recognized over the related earnings period (of which $3.6 and $1.8 was reflected as a reduction of revenues for the period January 1 to December 21, 2011 and the year ended December 31, 2010, respectively).
The fair value of financial assets acquired was not significant. The pro forma effects for the Spectrum K12 acquisition on the consolidated results of operations were not material.
4.  Inventories
Inventories consist of the following:

	December 31, 2012	December 31, 2011
Finished goods	$7.7	$12.4
Work-in-process	8.2	17.9
Raw materials	13.1	12.9
	$29.0	$43.2
See Note 3 - MacAndrews Acquisition of M & F Worldwide for a discussion of the effect of the application of fair value accounting for business combinations on the carrying value of inventories at December 31, 2011.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

5.  Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31, 2012	December 31, 2011
Machinery and equipment	$92.3	$67.0
Computer software and hardware	91.0	60.2
Leasehold improvements	22.2	18.1
Buildings and improvements	29.1	29.0
Furniture, fixtures and transportation equipment	9.1	7.9
Land	8.2	8.3
Construction-in-progress	17.6	26.2
	269.5	216.7
Accumulated depreciation	(79.5)	(6.0)
	$190.0	$210.7
Depreciation expense was $75.9, $1.9, $40.9, and $48.9 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively, and includes the depreciation of the Company's capital leases. See Notes 1 and 3 for a discussion of the effect on depreciation expense of the revaluation of the Company's assets as a result of the MacAndrews Acquisition. Capitalized lease equipment was $4.6 and $4.6 at December 31, 2012 and 2011, respectively, and the related accumulated depreciation was $1.9 and $1.1 at December 31, 2012 and 2011, respectively.
During 2012, the Company recorded non-cash impairment charges of $0.8 for the Faneuil segment related to abandoned leasehold improvements resulting from the loss of a client, $0.6 for the Harland Clarke segment related to assets that were determined to have limited future use. During the 2011 Predecessor period, non-cash impairment charges of $0.5 were recorded for the Harland Clarke segment related to assets that were determined to have limited future use. During 2010, non-cash impairment charges of $2.8 were recorded for the Harland Clarke segment primarily related to the abandonment of a development project and restructuring-related impairments of property, plant and equipment. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of operations.
Construction-in-progress mainly consists of investments in Harland Clarke's information technology infrastructure, contact centers, production bindery and delivery systems.
6. Assets Held For Sale
At December 31, 2012, assets held for sale consist of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
During 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. The other listed Atlanta facilities were closed as part of the Company's plan to exit duplicative facilities related to an acquisition. Subsequent to the classification of the Atlanta facilities as assets held for sale, there have been significant changes in the real estate market. Non-cash impairment charges of $0.2, $0.1 and $0.9 were recorded in 2012, the Predecessor period in 2011 and 2010, respectively, to adjust the carrying values of the print facility and information technology facility to reflect an updated estimate of the fair values less costs to sell. These impairment charges are included in asset impairment charges in the accompanying consolidated statements of operations. The Company has made appropriate changes to its marketing plan and believes these facilities will be sold within 12 months. In June 2010, the Company sold its Greensboro facility, which was closed in 2009, for $1.3 and realized a gain of $0.3, which is included in restructuring costs in the accompanying consolidated statements of operations.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	December 31, 2012	December 31, 2011
Land	$1.0	$1.0
Buildings and improvements	2.1	2.3
	$3.1	$3.3
7. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Faneuil	Total
Predecessor
Balance at December 31, 2010	$785.2	$452.2	$228.4	$61.0	$1,526.8
2010 acquisitions	—	(1.4)	(1.4)	—	(2.8)
2011 acquisition	—	—	90.2	—	90.2
Impairment	—	—	(102.2)	—	(102.2)
Effect of exchange rate changes	—	(0.2)	—	—	(0.2)
Balance at December 21, 2011	785.2	450.6	215.0	61.0	$1,511.8
Successor
Change in ownership	(785.2)	(450.6)	(215.0)	(61.0)	(1,511.8)
MacAndrews Acquisition	415.0	281.8	40.1	8.7	745.6
Faneuil balance at date of common control	—	—	—	13.0	13.0
Balance at December 31, 2011	415.0	281.8	40.1	21.7	758.6
MacAndrews Acquisition	2.0	0.8	—	—	2.8
Effect of exchange rate changes	—	0.1	0.1	—	0.2
Balance at December 31, 2012	$417.0	$282.7	$40.2	$21.7	$761.6
Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
		December 31,		December 31,		December 31,
	Useful Life (in years)	2012	2011	2012	2011	2012	2011
Amortized intangible assets:
Customer relationships	3 - 19	$1,528.0	$1,528.0	$132.7	$12.3	$1,395.3	$1,515.7
Trademarks and tradenames	15 - 25	101.4	101.4	5.3	0.1	96.1	101.3
Software	3 - 9	56.5	42.2	13.1	1.0	43.4	41.2
		1,685.9	1,671.6	151.1	13.4	1,534.8	1,658.2
Indefinite-lived intangible assets:
Tradename		0.8	0.8	—	—	0.8	0.8
Total other intangible assets		$1,686.7	$1,672.4	$151.1	$13.4	$1,535.6	$1,659.0
Amortization expense was $137.7, $4.1, $117.5 and $109.0 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively. See Note 1 for a discussion of the effect on

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

amortization expense of the revaluation of the Company's assets as a result of the MacAndrews Acquisition. Amortization expense includes amortization of software of $12.1, $0.4, $9.0 and $9.1 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively.
Estimated aggregate amortization expense for intangible assets through December 31, 2017 is as follows:

Year ending December 31, 2013	$128.9
Year ending December 31, 2014	120.8
Year ending December 31, 2015	112.7
Year ending December 31, 2016	101.5
Year ending December 31, 2017	97.0
During 2012, the Company recorded a non-cash impairment charge of $0.1 for the Harland Financial Solutions segment related to software that was determined to have limited future use. The impairment charge was included in asset impairment charges in the accompanying consolidated statements of operations.
As a result of the 2011 step one annual impairment test for goodwill, the Company determined the estimated fair value of the Scantron reporting unit was less than its carrying value primarily due to declines in projected revenues and margins and a higher discount rate. This required the Company to perform the second step of the test and hypothetically allocate the estimated fair value to Scantron's assets and liabilities with the unallocated fair value representing the implied fair value of Scantron's goodwill. As a result of this analysis, a non-cash impairment charge of $102.2 was recorded for the Scantron segment in the fourth quarter of 2011 based on the implied fair value of Scantron's goodwill being less than its carrying value. The Company also performed the 2011 annual impairment test for indefinite-lived tradenames and determined the estimated fair value of the Scantron tradename was less than its carrying value primarily due to declines in projected revenues and margins and a higher discount rate. As a result of this impairment and changes in Scantron's branding strategy, the useful life of the Scantron tradename was reassessed and determined to no longer be indefinite. The Company determined the estimated economic life for the Scantron tradename is 15 years. A non-cash impairment charge of $4.2 was recorded for the Scantron segment in the fourth quarter of 2011 based on the estimated fair value of the Scantron tradename being less than its carrying value and the reclassification of the useful life from an indefinite life to an estimated economic life of 15 years. In addition to the impairment charges resulting from the annual impairment tests, the Company recorded non-cash impairment charges of $2.7 and $1.9 during 2011 for the Faneuil and Scantron segments related to software that was determined to have limited future use.
All of these impairment charges were included in asset impairment charges in the accompanying consolidated statements of operations. The impairment charges did not affect consolidated cash flows, current liquidity, capital resources or covenants under existing credit facilities.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

8.  Income Taxes
Information pertaining to the Company's (loss) income before income taxes and the applicable (benefit) provision for income taxes is as follows:

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

		(recasted)
(Loss) income before income taxes:
Domestic	$(55.7)	$(9.7)	$69.1	$185.6
Foreign	1.3	—	1.3	(3.6)
Total (loss) income before income taxes	$(54.4)	$(9.7)	$70.4	$182.0
(Benefit) provision for income taxes:
Current:
Federal	$88.3	$2.0	$61.2	$83.8
State and local	18.3	0.3	14.6	15.8
Foreign	0.6	—	0.9	0.1
	107.2	2.3	76.7	99.7
Deferred:
Federal	(114.3)	(5.5)	(29.8)	(28.7)
State and local	(12.1)	(0.6)	(5.6)	(3.0)
Foreign	(0.2)	—	(0.1)	(0.2)
	(126.6)	(6.1)	(35.5)	(31.9)
Total (benefit) provision for income taxes	$(19.4)	$(3.8)	$41.2	$67.8

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
		(recasted)
Current:
Prepaid expenses	$0.4	$4.1
Inventory	0.9	(4.4)
Deferred revenues	5.4	(11.1)
Deferred gain on debt repurchase	(5.3)	—
Accelerated gain on amendment and extension of credit agreement	5.5	—
Net operating loss carryforwards	7.0	7.1
Accrued expenses and other liabilities	32.4	31.7
Net current deferred tax asset before valuation allowance	46.3	27.4
Valuation allowance	(1.2)	(1.9)
Net current deferred tax asset	45.1	25.5
Long-term:
Property, plant and equipment	(22.7)	(29.8)
Intangible assets	(557.5)	(591.4)
Net operating loss carryforwards and AMT credits	4.0	11.0
Deferred gain on debt repurchases	(20.2)	(25.4)
Accelerated gain on amendment and extension of credit agreement	19.3	—
Debt fair value adjustments	(103.0)	(161.0)
Deferred financing fees	2.9	7.1
Accrued rebates	22.3	33.8
Other	34.0	31.1
Net long-term deferred tax liability before valuation allowance	(620.9)	(724.6)
Valuation allowance	(1.8)	(1.9)
Net long-term deferred tax liability	(622.7)	(726.5)
Net deferred tax liabilities	$(577.6)	$(701.0)
At December 31, 2012, the Company had domestic federal net operating loss ("NOL") carryforwards of $21.1, which expire between 2021 and 2030. The federal NOL carryforwards relate to acquisitions and therefore are subject to annual limitations under Internal Revenue Code Section 382, which generally restricts the amount of a corporation's taxable income that can be offset by a taxpayer's NOL carryforwards in taxable years after a change in ownership has occurred.
The Company had domestic state net operating loss carryforwards totaling $1.5 (tax effected), with $0.5 expiring between 2013 and 2020 and the remainder expiring after 2020. In addition, the Company had foreign net operating loss carryforwards of $11.4 for Ireland, which have no expiration dates.
The Company has established a valuation allowance for certain federal, state and foreign net operating loss and tax credit carryforwards. Management believes that, based on a number of factors, the available objective evidence creates uncertainty regarding the utilization of these carryforwards. At December 31, 2012, there was a valuation allowance of $3.0 for such items. The valuation allowance for deferred tax assets decreased by $0.8 during 2012. The decrease in this allowance was primarily due to the utilization of NOLs during the current period for which a valuation was established.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The effective tax rate varies from the current statutory federal income tax rate as follows:

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

Statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	3.9%	5.1%	6.0%	4.1%
Goodwill impairment	—%	—%	34.0%	—%
Contingent consideration	—%	—%	(11.4)%	—%
Domestic production activities deduction	—%	—%	(4.0)%	(2.1)%
Uncertain tax positions	0.2%	—%	(0.3)%	(1.2)%
Effect of state law change	(3.5)%	—%	—%	—%
Other	0.1%	(0.9)%	(0.7)%	1.5%
	35.7%	39.2%	58.6%	37.3%
The Company, M & F Worldwide and another subsidiary of M & F Worldwide entered into a tax sharing agreement in 2005 (the "2005 Tax Sharing Agreement") whereby M & F Worldwide files consolidated federal income tax returns that include the Company, as well as certain other subsidiaries of M & F Worldwide for periods prior to the MacAndrews Acquisition. Under the 2005 Tax Sharing Agreement, the Company made periodic payments to M & F Worldwide. These payments were based on the applicable federal income tax liability that the Company would have had for each taxable period if the Company had not been included in the M & F Worldwide consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any M & F Worldwide consolidated, combined or unitary group for each period that the Company is included in any such group for foreign, state or local tax purposes. Effective upon the closing of the MacAndrews Acquisition, the 2005 Tax Sharing Agreement was amended and restated to incorporate MacAndrews as the common parent (the "2011 Tax Sharing Agreement"). For the periods beginning on or after December 22, 2011, MacAndrews will file consolidated federal income tax returns that include the Company, as well as certain other subsidiaries of MacAndrews. The terms of the 2011 Tax Sharing Agreement are consistent with the terms of the 2005 Tax Sharing Agreement. The Company made net payments to MacAndrews of $94.6 for fiscal year 2012 and net payments to M & F Worldwide of $0.0, $70.3, and $83.5, for the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively, under the tax sharing agreements. At the end of 2012 and 2011, the Company had net receivables of $22.7 and $16.0, respectively, relating to the tax sharing agreements.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

Balance at beginning of period	$10.9	$10.9	$12.0	$13.6
Additions based on tax positions related to the current year	0.8	—	—	—
Additions for tax positions for prior years	0.9	—	2.5	0.6
Reductions for tax positions for prior years	(2.4)	—	(3.6)	(2.2)
Settlements	—	—	—	—
Balance at end of period	$10.2	$10.9	$10.9	$12.0
Of the amounts reflected in the table above at December 31, 2012 and 2011, there were $5.6 and $4.8 of tax benefits that, if recognized in 2012 and 2011, respectively, would have reduced the Company's annual effective tax rate. The Company had accrued interest and penalties of approximately $5.4 and $6.7 as of December 31, 2012 and 2011, respectively. The Company records both accrued interest and penalties related to income tax matters, which is not significant, in the provision for income taxes in the accompanying consolidated statements of operations. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company's federal and state tax returns for the tax years 2009 through 2012 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
In 2011, the Internal Revenue Service completed its examination of Novar USA Inc., a predecessor of Harland Clarke Holdings, for the tax year 2005 without change.
9.  Retirement Plans
The Company, through its subsidiaries, sponsors certain defined contribution benefit plans whereby it generally matches employee contributions up to 4% of base wages. Contributions to the plans totaled $12.0, $0.1, $12.7 and $13.2 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively.
The Company has deferred compensation agreements with certain former officers. The present value of the cash benefits payable under these agreements was $6.7 and $6.9 at December 31, 2012 and 2011, respectively. Accretion expense recognized for these agreements was not significant.
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
As of December 31, 2012 and 2011, the APBO was $12.3 and $11.4, respectively. The Company contributed to these plans $0.4, $0.0, $0.4 and $0.5 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively. The Company expects to contribute $0.7 to these plans in 2013.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table presents the beginning and ending balances of the APBO, the changes in the APBO, and reconciles the plans' status to the accrued postretirement healthcare and life insurance liability reflected on the accompanying consolidated balance sheets as of December 31, 2012 and 2011:

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011
APBO at beginning of period	$11.4	$11.2	$10.1
Changes in APBO:
Interest cost	0.5	—	0.5
Benefits paid	(0.6)	—	(0.8)
Retiree contributions	0.2	—	0.3
Health benefits subsidy	—	—	0.1
Actuarial loss	0.8	0.2	1.0
APBO at end of period	$12.3	$11.4	$11.2

Included in accrued salaries, wages and employee benefits	$0.7	$0.6	$0.6
Included in other liabilities	11.6	10.8	10.6
APBO at end of period	$12.3	$11.4	$11.2
The following table presents the changes in the fair value of plan assets and the funded status for the periods presented:

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011
Fair value of plan assets at beginning of period	$—	$—	$—
Employer contributions	0.4	—	0.4
Retiree contributions	0.2	—	0.3
Health benefits subsidy	—	—	0.1
Benefits paid	(0.6)	—	(0.8)
Fair value of plan assets at end of period	$—	$—	$—
Funded status	$(12.3)	$(11.4)	$(11.2)
As of December 31, 2012 and 2011, amounts recognized in accumulated other comprehensive income (loss), which have not yet been recognized as a component of net postretirement benefit cost, consist of:

	2012	2011
Unrecognized actuarial net loss	$1.0	$0.2

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Net periodic postretirement benefit costs and other changes in benefit obligations recognized in other comprehensive income for these plans were as follows:

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

Interest on accumulated postretirement benefit obligation	$0.5	$—	$0.5	$0.9
Amortization of prior service credits	—	—	(0.4)	(0.1)
Amortization of net actuarial loss	—	—	—	0.1
Net postretirement benefit cost	$0.5	$—	$0.1	$0.9
Other changes in benefit obligations recognized in other comprehensive income, before taxes:
Unrecognized actuarial net loss (gain)	$0.8	$0.2	$1.0	$(0.6)
Amortization of net actuarial loss	—	—	—	(0.1)
Prior service credits	—	—	—	(8.6)
Amortization of prior service credits	—	—	0.4	0.1
Total changes in benefit obligations recognized in other comprehensive income, before taxes	$0.8	$0.2	$1.4	$(9.2)
Weighted average discount rates used to determine benefit obligations and net periodic benefit cost were as follows:

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

Weighted average discount rates used to determine benefit obligations	3.63%	4.15%	4.30%	5.25%
Weighted average discount rates used to determine the net periodic postretirement benefit cost	4.15%	5.25%	5.25%	5.75%
The annual healthcare cost trend rates used for 2013 to determine benefit obligations at December 31, 2012 were assumed to be 8.0%. The estimated annual healthcare cost trend rates grade down gradually to 5.0% at 2019. Participant contributions are assumed to increase with healthcare cost trend rates. The benefit obligations also include the estimated impact of the provisions of the Patient Protection and Affordable Care Act that are effective as of January 1, 2013 as well as those provisions that will take effect in the future.
The healthcare cost trend rate assumptions, which are net of participant contributions, could have a significant effect on amounts reported. A change in the assumed trend rate of 1 percentage point would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total interest cost for 2012	$—	$—
Effect on postretirement benefit obligation at December 31, 2012	0.3	(0.2)

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following reflects the estimated future benefit payments, net of estimated participant contributions:

2013	$0.7
2014	0.7
2015	0.7
2016	0.7
2017	0.7
2018-2022	3.4
There will not be any amortization of accumulated actuarial net loss in 2013.
11. Long-Term Debt

	December 31, 2012	December 31, 2011
$1,900.0 Senior Secured Credit Facilities:
Extended Term Loans due 2017	$677.4	$—
Non-Extended Term Loans due 2014	728.6	1,719.0
Total $1,900.0 Senior Secured Credit Facilities	1,406.0	1,719.0
9.75% Senior Secured Notes due 2018	235.0	—
Senior Floating Rate Notes due 2015	204.3	204.3
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Faneuil Revolving Credit Facility	—	25.6
Capital lease obligations	3.1	4.5
Unamortized original issue discount and acquisition accounting-related fair value discount	(271.9)	(412.7)
	1,847.8	1,812.0
Less: current maturities	(78.5)	(45.1)
Long-term debt, net of current maturities	$1,769.3	$1,766.9
$1,900.0 Senior Secured Credit Facilities
Extended Term Loans
On July 24, 2012, an amendment (the "Amendment") entered into on May 10, 2012 by the Company to its credit agreement dated as of April 4, 2007 (the "Credit Agreement") became effective, thereby extending the maturity of $973.0 of term loans under the Credit Agreement (the "Extended Term Loans") from June 2014 to June 2017 (subject to a springing maturity 90 days prior to the maturity date of the Company's 2015 Senior Notes (as defined hereinafter) if such notes have not been repaid, extended or refinanced). The effectiveness of the Amendment was conditioned on, among other customary conditions, the repayment of $280.2 of the Extended Term Loans, which repayment was made with net proceeds from the issuance of the 2018 Senior Secured Notes (as defined hereinafter) and cash on hand. After giving effect to such repayment and the effectiveness of the Amendment, there were $692.8 of Extended Term Loans outstanding and $729.0 of non-extended term loans (the "Non-Extended Term Loans") outstanding. The Company is required to repay the Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 10% of the original extended amount after giving effect to the $280.2 prepayment thereof required as a condition precedent to the effectiveness of the Amendment. The Amendment also includes several covenants in addition to those covenants in the Credit Agreement. The weighted average interest rate on the principal amount of Extended Term Loans outstanding was 5.5% at December 31, 2012.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Non-Extended Term Loans
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into the Credit Agreement. The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014 with respect to the Non-Extended Term Loans. The Company is required to repay the Non-Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount multiplied by the ratio of Non-Extended Term Loans outstanding on the effective date of the Amendment to the total Non-Extended Term Loans and Extended Term Loans outstanding on the effective date of the Amendment prior to giving effect to the prepayment required as a condition precedent to the effectiveness of the Amendment. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provides for a $100.0 revolving credit facility (the "Revolver") that matures on June 28, 2013. The Revolver includes an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The weighted average interest rate on the principal amount of Non-Extended Term Loans outstanding was 2.7% at December 31, 2012. As of December 31, 2012, there were no outstanding borrowings under the Revolver and there was $92.2 available for borrowing (giving effect to the issuance of $7.8 of letters of credit). The Revolver was terminated on February 20, 2013 upon the execution of a new revolving credit facility. See Note 20 for a discussion of the new revolving credit facility.
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
The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio solely for the benefit of lenders under the Revolver. The Company has the right to prepay the term loans at any time without premium or penalty, subject to certain breakage costs, and the Company may also reduce any unutilized portion of the Revolver at any time, in minimum principal amounts set forth in the Credit Agreement. The Company is required to prepay the term loans with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. No such excess cash flow payment is required in 2013 with respect to 2012. Excess cash flow payments of $12.5 and $3.5 were paid in March 2012 and 2011, respectively, for 2011 and 2010, respectively. No such excess cash flow payments were required in 2010 and 2009. Under the terms of the Credit Agreement such excess cash flow payments were applied against other mandatory payments due in the same year of the excess cash flow payment.

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
Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "2015 Senior Notes Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at December 31, 2012. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement and the 2018 Senior Secured Notes. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries and certain other exceptions, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
Beginning with the fiscal year of the Company ending December 31, 2013, if the Company's secured leverage ratio exceeds 3.25 for 2013 and 3.00 for 2014 and after, the Company will be required to offer to purchase an amount of the 2018 Senior Secured Notes equal to the greater of (1) $15.0 and (2) 50% of its excess cash flow for the applicable period, less any voluntary prepayments of 2018 Senior Secured Notes or credit facility indebtedness and certain mandatory prepayments made during the applicable period and subject to certain other exceptions, at a purchase price equal to 100% of the principal amount of the 2018 Senior Secured Notes, plus accrued and unpaid interest and additional interest. Upon the occurrence of a change of control or if the Company sells certain assets, the Company may be required to make an offer to purchase the 2018 Senior Secured Notes at certain specified prices.
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
Capital Lease Obligations
The Company has outstanding capital lease obligations with principal balances totaling $3.1 and $4.5 at December 31, 2012 and December 31, 2011, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments of $1.5 in 2013, $1.3 in 2014, $0.2 in 2015 and $0.1 in 2016.
Annual Maturities
Annual maturities of long-term debt (excluding capital lease obligations) during the next five years are as follows:

2013	$77.0
2014	790.1
2015	544.9
2016	69.3
2017	400.3
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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	December 31, 2012	December 31, 2011
Interest rate swaps	Other current liabilities	$1.3	$6.1
	Other liabilities	—	2.9
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

These derivative instruments were ineffective during fiscal year 2012 and the period December 22 to December 21, 2011 and had no ineffective portions during the period January 1 to December 21, 2011 and fiscal year 2010. Accordingly, no amounts were required to be reclassified from accumulated other comprehensive income to the consolidated statements of operations in 2010 due to ineffectiveness. The following presents the effect of these derivative instruments (effective and ineffective portion) on other comprehensive income and amounts reclassified from accumulated other comprehensive income into interest expense.

	Successor		Predecessor
	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011	Year ended December 31, 2010

Interest Rate Swaps:
Loss recognized in other comprehensive income (effective portion)	$—	$0.1	$5.8	$23.3
Loss reclassified from other comprehensive income into interest expense (effective portion)	0.1	—	12.9	19.7
Loss recognized in interest expense (ineffective portion)	1.8	0.1	—	—
The following presents the balances and net changes in the accumulated other comprehensive income related to these derivative instruments, net of income taxes:

	Successor		Predecessor
Balances and Net Changes:	Year ended December 31, 2012	December 22 to December 31, 2011	January 1 to December 21, 2011
Balance at beginning of period	$0.1	$6.5	$10.9
Change in ownership	—	(6.5)	—
Loss reclassified from accumulated other comprehensive income into interest expense, net of taxes of $0.0, $0.0 and $5.0	(0.1)	—	(7.9)
Net change in fair value of interest rate swaps (effective portion), net of taxes of $0.0, $0.0 and $2.3	—	0.1	3.5
Balance at end of period	$—	$0.1	$6.5
13.  Fair Value Measurements
Nonrecurring Fair Value Measurements
The following table presents the Company's nonfinancial assets that were measured at fair value on a nonrecurring basis during 2011:

	Fair Value at November 1, 2011	(Level 1)	(Level 2)	(Level 3)	Impairment Charges
Goodwill - Scantron	$281.9	$—	$—	$281.9	$102.2
Indefinite-lived tradename - Scantron	6.8	—	—	6.8	4.2
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of December 31, 2012 and 2011, are as follows:

	Balance at December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.1	$0.1	$—	$—
Liability for interest rate swaps	1.3	—	1.3	—

	Balance at December 31, 2011	(Level 1)	(Level 2)	(Level 3)
United States treasury securities	$56.6	$56.6	$—	$—
Corporate equity securities	0.1	0.1	—	—
Liability for interest rate swaps	9.0	—	9.0	—
Liability for contingent consideration related to business combinations	0.6	—	—	0.6
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
The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2012	2011
Balance at beginning of period	$0.6	$8.2
Businesses acquired	—	17.0
Net changes in fair value	(0.6)	(24.3)
Payment on contingent consideration arrangement	—	(0.3)
Balance at end of period	$—	$0.6
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at December 31, 2012 and 2011 was approximately $1,984.4 and $1,821.4, respectively. The carrying value of long-term debt at December 31, 2012 and 2011 was $1,847.8 and $1,812.0, respectively. As described in Note 3, the carrying value of the Company's long-term debt was adjusted to fair value as of the date of the MacAndrews Acquisition.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

14. Investments
Equity Method Investment
During the fourth quarter of 2012, the Company purchased certain equity securities of Transactis, Inc. ("Transactis"), a privately held company, representing a 15.5% ownership interest for $7.0 in cash. The Company accounts for this investment using the equity method (See Note 2) due to its ability to influence operating and financial matters of Transactis through its representation on the Transactis board of directors and certain rights under the terms of the stock purchase agreement. The assets, liabilities and results of operations were not significant to the Company's financial position or results of operations in 2012.
Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at December 31, 2012:
Corporate equity securities	$0.1	$—	$—	$0.1
Balance at December 31, 2011:
United States treasury securities	$56.5	$0.1	$—	$56.6
Corporate equity securities	0.1	—	—	0.1
The Company purchased United States treasury securities, which were to mature in 2014, during the fourth quarter of 2011. During 2012, the Company sold its United States treasury securities for $56.3 in cash and recognized a loss of $0.2, which is included in other (expense) income, net in the accompanying consolidated statements of operations. During 2011, the Company sold certain corporate equity securities for $13.4 in cash and recognized a gain of $13.2, which is included in other (expense) income, net in the accompanying consolidated statements of operations.
15.  Restructuring
Harland Clarke and Corporate
The Company adopted plans during recent years to realize cost savings in the Harland Clarke segment and Corporate by consolidating printing plants, contact centers and selling, general and administrative functions.
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for 2012, 2011 and 2010:

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

	Beginning Balance	Expensed	Paid in Cash	Non-cash Utilization	Ending Balance
Successor:
Year ended December 31, 2012:
Severance and severance-related	$4.5	$8.8	$(6.9)	$—	$6.4
Facilities closures and other costs	3.0	2.2	(1.8)	(1.0)	2.4
Total	$7.5	$11.0	$(8.7)	$(1.0)	$8.8

Predecessor:
Year ended December 31, 2011:
Severance and severance-related	$1.5	$6.1	$(3.1)	$—	$4.5
Facilities closures and other costs	4.5	1.6	(3.0)	(0.1)	3.0
Total	$6.0	$7.7	$(6.1)	$(0.1)	$7.5
Year ended December 31, 2010:
Severance and severance-related	$2.5	$5.1	$(6.1)	$—	$1.5
Facilities closures and other costs	2.5	7.2	(2.5)	(2.7)	4.5
Total	$5.0	$12.3	$(8.6)	$(2.7)	$6.0
Note: Successor period amounts have not been bifurcated for the year ended December 31, 2011 in this table due to the insignificance of amounts applicable to the Successor period.
The non-cash utilization of $1.0, $0.1 and $2.7 in 2012, 2011 and 2010, respectively, in the table above, includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.7 for costs related to these plans. Ongoing lease commitments related to these plans continue through 2017.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The following table details the Company's restructuring accruals related to the Harland Financial Solutions segment for 2012, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Non-cash Utilization	Ending Balance
Successor:
Year ended December 31, 2012:
Severance and severance-related	$—	$0.6	$(0.5)	$—	$0.1
Facilities and other costs	1.5	(0.2)	(0.3)	0.3	1.3
Total	$1.5	$0.4	$(0.8)	$0.3	$1.4

Predecessor:
Year ended December 31, 2011:
Severance and severance-related	$0.1	$0.3	$(0.4)	$—	$—
Facilities and other costs	2.2	0.1	(0.8)	—	1.5
Total	$2.3	$0.4	$(1.2)	$—	$1.5
Year ended December 31, 2010:
Severance and severance-related	$1.0	$0.7	$(1.6)	$—	$0.1
Facilities and other costs	0.1	2.1	(0.1)	0.1	2.2
Total	$1.1	$2.8	$(1.7)	$0.1	$2.3
Note: Successor period amounts have not been bifurcated for the year ended December 31, 2011 in this table due to the insignificance of amounts applicable to the Successor period.
Scantron
The Company adopted plans during recent years to realize cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for 2012, 2011 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Non-cash Utilization	Ending Balance
Successor:
Year ended December 31, 2012:
Severance and severance-related	$2.0	$4.6	$(3.4)	$—	$3.2
Facilities and other costs	1.4	1.2	(1.7)	—	0.9
Total	$3.4	$5.8	$(5.1)	$—	$4.1

Predecessor:
Year ended December 31, 2011:
Severance and severance-related	$0.1	$5.2	$(3.3)	$—	$2.0
Facilities and other costs	3.7	(0.7)	(1.7)	0.1	1.4
Total	$3.8	$4.5	$(5.0)	$0.1	$3.4
Year ended December 31, 2010:
Severance and severance-related	$0.5	$1.9	$(2.3)	$—	$0.1
Facilities and other costs	—	4.7	(1.2)	0.2	3.7
Total	$0.5	$6.6	$(3.5)	$0.2	$3.8
Note: Successor period amounts have not been bifurcated for the year ended December 31, 2011 in this table due to the insignificance of amounts applicable to the Successor period.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Ongoing lease commitments related to these plans continue to October 2013. The Company expects to make payments for severance and severance-related costs through 2014.
Faneuil
The Company adopted a plan in 2012 to realize cost savings in the Faneuil segment by consolidating certain operations and eliminating certain selling, general and administrative expenses. In 2010, The Company adopted and completed a plan to realize cost savings in the Faneuil segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Faneuil segment for 2012 and 2010:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Successor:
Year ended December 31, 2012:
Severance and severance-related	$—	$1.0	$(0.4)	$0.6
Facilities and other costs	—	0.7	(0.5)	0.2
Total	$—	$1.7	$(0.9)	$0.8

Predecessor:
Year ended December 31, 2010:
Severance and severance-related	$—	$0.6	$(0.6)	$—
Facilities and other costs	—	—	—	—
Total	$—	$0.6	$(0.6)	$—
Restructuring accruals for all of the segments' plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments' restructuring plans through 2017.
16.  Commitments and Contingencies
Lease and Purchase Commitments
The Company leases property, equipment and vehicles under operating leases that expire at various dates through 2020. Certain leases contain renewal options for one- to five-year periods. Rental payments are typically fixed over the initial term of the lease and usually contain escalation factors for the renewal term. At December 31, 2012, future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows:

2013	$26.0
2014	20.0
2015	12.1
2016	10.3
2017	7.6
Thereafter	6.6
Minimum annual rental payments in the above table have not been reduced by minimum sublease rentals of $1.6.
Total operating lease expense, excluding operating lease expense included in restructuring costs was $22.8, $0.5, $20.8, and $22.4 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively.
At December 31, 2012, the Company had obligations of $56.6 payable under contracts with third-party service providers primarily for information technology services and obligations to purchase approximately $16.6 of raw materials.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Other
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, intellectual property matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
17.  Transactions with Related Parties
The Company participates in MacAndrews directors and officers insurance program, which covers the Company as well as MacAndrews and its other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than the premiums the Company could secure were it to secure its own coverage. At December 31, 2012, the Company recorded prepaid expenses and other assets of $0.7 and $1.0, respectively, related to the directors and officers insurance program in the accompanying consolidated balance sheets. At December 31, 2011, the Company had no prepaid expenses related to the directors and officers insurance program recorded in the accompanying consolidated balance sheets. The Company paid $2.0, $0.0, $0.1 and $0.0 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively, to MacAndrews under the insurance program.
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at December 31, 2012. Interest income of $0.8 was recorded and related payments were received during 2012.
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
The senior secured credit facility and note were paid in full and cancelled on November 9, 2011. Interest income of $0.0, $0.2, and $0.4 was recorded during the periods December 22 to December 31, 2011, January 1 to December 21, 2011, and fiscal year 2010, respectively.
Other
The Company expensed $2.7 for the fiscal year 2012 and $0.0 and $2.7 for the periods December 22 to December 31, 2011 and January 1 to December 21, 2011, respectively, and $2.7 for fiscal year 2010, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
During fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, the Company paid cash dividends of $32.3, $12.6, $48.7 and $31.2, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
On March 19, 2012, the Company completed the Faneuil Acquisition from affiliates of MacAndrews, its indirect parent (see Note 3). In connection with the Faneuil Acquisition, Faneuil's revolving credit facility with an affiliate of MacAndrews, which was entered into on January 25, 2012, was extinguished (see Note 11).
As discussed in Note 8, the Company made net payments to and had net receivables with MacAndrews related to the 2011 Tax Sharing Agreement.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

18.  Significant Customers
The Company's top 20 clients accounted for approximately 32% of the Company's consolidated net revenues during fiscal year 2012 and 30% during each of the periods December 22 to December 31, 2011 and January 1 to December 21, 2011 and 32% for fiscal year 2010, with sales to Bank of America and Wells Fargo representing a significant portion of such revenues in the Harland Clarke segment.
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

As discussed in Note 1, the Company made business segment changes in the second quarter of 2012. Prior period results in the tables below have been reclassified to reflect these business segment changes.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

Selected summarized financial information for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010 is as follows:

	Harland Clarke(1)	Harland Financial Solutions(1)(2)	Scantron(1)(3)	Faneuil(1)(4)	Corporate and Other(5)	Total
Successor
Product revenues, net:
2012	$1,107.9	$78.6	$91.8	$6.8	$—	$1,285.1
December 22 to December 31, 2011	23.9	1.1	2.4	—	—	27.4
Service revenues, net:
2012	$34.5	$175.1	$26.3	$147.9	$—	$383.8
December 22 to December 31, 2011	0.4	5.2	2.0	2.7	—	10.3
Intersegment revenues:
2012	$0.2	$—	$1.8	$0.3	$(2.3)	$—
December 22 to December 31, 2011	—	—	—	—	—	—
Operating income (loss):(6)
2012	$214.0	$23.3	$(26.6)	$8.8	$(18.7)	$200.8
December 22 to December 31, 2011	(0.6)	(0.9)	(1.4)	0.2	(0.3)	(3.0)
Depreciation and amortization (excluding amortization of debt fair value adjustments, original issue discount and deferred financing fees): (7)
2012	$146.2	$38.4	$17.9	$11.1	$—	$213.6
December 22 to December 31, 2011	4.3	1.0	0.6	0.1	—	6.0
Non-cash asset impairment charges:
2012	$0.8	$0.1	$—	$0.8	$—	$1.7
December 22 to December 31, 2011	—	—	—	—	—	—
Capital expenditures (excluding capital leases):
2012	$36.9	$9.6	$6.5	$4.8	$—	$57.8
December 22 to December 31, 2011	—	—	—	0.1	—	0.1

Predecessor
Product revenues, net:
January 1 to December 21, 2011	$1,092.0	$69.4	$103.2	$8.6	$—	$1,273.2
2010	1,156.6	72.0	110.3	5.9	—	1,344.8
Service revenues, net:
January 1 to December 21, 2011	$28.1	$210.1	$14.7	$59.9	$—	$312.8
2010	46.5	210.7	9.2	60.0	—	326.4
Intersegment revenues:
January 1 to December 21, 2011	$0.1	$—	$0.3	$0.3	$(0.7)	$—
2010	0.3	—	—	0.4	(0.7)	—
Operating income (loss):(6)
January 1 to December 21, 2011	$242.8	$54.8	$(130.6)	$9.4	$(14.8)	$161.6
2010	241.2	48.6	9.0	13.1	(15.2)	296.7
Depreciation and amortization (excluding amortization of deferred financing fees): (7)
January 1 to December 21, 2011	$89.2	$26.1	$34.6	$8.5	$—	$158.4
2010	103.5	28.5	20.2	5.7	—	157.9
Non-cash asset impairment charges:
January 1 to December 21, 2011	$0.6	$—	$108.3	$2.7	$—	$111.6
2010	3.7	—	—	—	—	3.7
Capital expenditures (excluding capital leases):
January 1 to December 21, 2011	$39.2	$7.0	$11.7	$0.7	$—	$58.6
2010	24.3	8.3	5.0	1.0	—	38.6

Total assets:
December 31, 2012	$1,409.4	$413.2	$184.0	$117.0	$862.8	$2,986.4
December 31, 2011(8)	$1,498.5	$426.7	$173.1	$114.9	$890.5	$3,103.7

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

____________

(1)	See Notes 1 and 3 for information regarding the effect of acquisition accounting related to the MacAndrews Acquisition on operating results.

(2)	Includes results of the acquired Parsam business from the date of acquisition.

(3)	Includes results of the acquired Spectrum K12 and GlobalScholar businesses from their respective dates of acquisition.

(4)	Includes results of the acquired Faneuil business from the date of common control.

(5)	Total assets include goodwill of $761.6 and $758.6 as of December 31, 2012 and 2011, respectively.

(6)
Includes (gain) loss from revaluation of contingent consideration arrangements of $(0.6), $0.0, $(24.3) and $0.3 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively, and restructuring costs of $18.9, $0.0, $12.6 and $22.3 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively, (see Note 15) and non-cash impairment charges of $1.7, $0.0, $111.6 and $3.7 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively.

(7)
Includes allocation of depreciation of $0.7, $0.0, $0.8 and $0.8 for fiscal year 2012, the period December 22 to December 31, 2011, the period January 1 to December 21, 2011, and fiscal year 2010, respectively, from the Scantron segment to the Faneuil segment for assets that are assigned to the Scantron segment.

(8)
As discussed in Note 3, amounts have been adjusted from preliminary amounts set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

20.  Subsequent Event
Issuance of Revolving Credit Facility due 2018
On February 20, 2013, Harland Clarke Holdings Corp. terminated the Revolver and along with certain of its domestic subsidiaries, as co-borrowers, and its direct parent, CA Acquisition Holdings, Inc. and certain of its other domestic subsidiaries as guarantors, entered into a senior secured asset based revolving credit facility (the "Revolving Facility") with Citibank, N.A., as administrative agent and collateral agent. The Revolving Facility provides for a facility equal to the lesser of $80.0 and a calculated borrowing base consisting of:

•	85% of eligible receivables less unearned revenue; plus

•	the lesser of (i) 85% of the orderly liquidation value of eligible inventory and (ii) 70% of eligible inventory (in each case, at the lower of book value and market); minus

•	eligibility reserves in effect at the time.
The borrowing base at closing, based on December 31, 2012 balances, was $56.6. The Revolving Facility includes an up to $30.0 subfacility for letters of credit and an up to $10.0 subfacility in the form of short-term swingline loans.
Borrowings and other obligations under the Revolving Facility are guaranteed by CA Acquisition Holdings, Inc., Harland Clarke Holdings Corp. and certain of its domestic subsidiaries and secured by a lien on substantially all of the assets of such loan parties, including inventory, receivables, equipment, intellectual property and real property. The obligations under the Revolving Facility are secured by a first priority lien on inventory, receivables, payment intangibles and other current assets and other assets arising therefrom and proceeds thereof and second priority liens on the remaining collateral, subject to the first priority liens securing the Company's Non-Extended Term Loans, Extended Term Loans and 2018 Senior Secured Notes.
The Revolving Facility will terminate on February 20, 2018, with springing maturities 91 days prior to the scheduled maturity date of the Company's Non-Extended Term Loans, Extended Term Loans and 2015 Senior Notes, all of which mature prior to the termination date of this Revolving Facility.
Borrowings against the Revolving Facility will be, at the Company's option:

•
A LIBOR rate borrowing, bearing interest at a rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin ranging from 1.75% to 2.25% per annum based on the average excess availability for the prior fiscal quarter; or

•	An Alternate Base Rate ("ABR") borrowing, bearing interest at a rate per annum equal to the greatest of:

•	The prime rate of CitiBank;

▪	Federal Funds Effective Rate plus 0.5%; and

▪	LIBOR rate for a one-month interest period plus 1%,
plus an applicable margin ranging from 0.75% to 1.25% per annum based on the average excess availability for the prior fiscal quarter.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)

The Revolving Facility has a commitment fee of 0.5% per annum if the average utilization of the Revolving Facility for the preceding fiscal quarter is less than 50% of the total commitments and 0.375% per annum if the average utilization for the preceding fiscal quarter is greater than or equal to 50% of the total commitments.
The Revolving Facility contains covenants that, among other things, limit the ability of the Company and its subsidiaries to (i) incur or guarantee additional indebtedness or capitalized lease obligations, or issue disqualified or preferred stock; (ii) grant liens on assets; (iii) transfer or sell assets; (iv) pay dividends or make distributions to stockholders; (v) enter into transactions with affiliates; (vi) make investments or acquisitions; (vii) enter into sale/leaseback transactions; (viii) amend certain of the Company's indebtedness; (ix) engage in substantially different lines of business; (x) change the Company's fiscal year; and (xi) engage in speculative hedging transactions. These covenants are subject to important exceptions and qualifications. The Revolving Facility also contains a fixed charge coverage ratio test that may apply if the Company's excess availability falls below specified levels, as well as affirmative covenants and events of default that are customary for such facilities.

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

The following is a summary of the valuation and qualifying accounts and reserves for the period from January 2010 to 2012.

	Beginning Balance	Effect of Acquisition Accounting	Amounts Reserved	Balance Written Off	Ending Balance
Allowance for Doubtful Accounts and Sales Returns and Allowance Reserves
Year Ended December 31, 2012	$1.8	$—	$3.1	$(3.4)	$1.5
December 22 to December 31, 2011	$3.0	$(1.2)	$0.2	$(0.2)	$1.8
January 1 to December 21, 2011	$2.8	$—	$1.7	$(1.5)	$3.0
Year Ended December 31, 2010	$3.0	$—	$4.0	$(4.2)	$2.8