Form 10-Q
period 2013-03-31
HARLAND CLARKE HOLDINGS CORP
filed 2013-04-30
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐    No  ☑

As of April 30, 2013, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81.9	$102.0
Accounts receivable (net of allowances of $1.5 and $1.5)	133.4	132.1
Inventories	31.7	29.0
Income taxes receivable	23.7	23.7
Notes receivable - related party	30.0	30.0
Deferred tax assets	45.1	45.1
Prepaid expenses and other current assets	61.2	56.7
Total current assets	407.0	418.6
Property, plant and equipment	282.4	269.5
Less accumulated depreciation	(95.8)	(79.5)
Property, plant and equipment, net	186.6	190.0
Goodwill	761.3	761.6
Other intangible assets, net	1,506.8	1,535.6
Contract acquisition payments, net	23.2	17.6
Other assets	68.6	63.0
Total assets	$2,953.5	$2,986.4
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$43.2	$44.5
Deferred revenues	131.3	133.9
Current maturities of long-term debt	78.5	78.5
Accrued liabilities:
Salaries, wages and employee benefits	57.8	55.9
Income and other taxes payable	13.2	11.9
Customer incentives	54.0	52.0
Payable to parent	—	0.1
Other current liabilities	43.7	42.1
Total current liabilities	421.7	418.9
Long-term debt	1,775.3	1,769.3
Deferred tax liabilities	609.7	622.7
Deferred revenues	54.0	54.2
Other liabilities	68.2	86.1
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	52.3	76.1
Accumulated deficit	(26.9)	(40.6)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(0.1)	0.4
Unrecognized amounts included in postretirement obligations, net of taxes	(0.7)	(0.7)
Total accumulated other comprehensive loss, net of taxes	(0.8)	(0.3)
Total stockholder's equity	24.6	35.2
Total liabilities and stockholder's equity	$2,953.5	$2,986.4
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Product revenues, net	$321.4	$331.2
Service revenues, net	108.1	82.6
Total net revenues	429.5	413.8
Cost of products sold	184.8	218.7
Cost of services provided	65.3	65.4
Total cost of revenues	250.1	284.1
Gross profit	179.4	129.7
Selling, general and administrative expenses	93.9	105.5
Revaluation of contingent consideration	—	(0.5)
Asset impairment charges	0.9	—
Restructuring costs	6.6	1.3
Operating income	78.0	23.4
Interest income	0.2	0.3
Interest expense	(56.0)	(58.5)
Loss from equity method investment	(0.2)	—
Other expense, net	—	(0.2)
Income (loss) before income taxes	22.0	(35.0)
Provision (benefit) for income taxes	8.3	(12.1)
Net income (loss)	$13.7	$(22.9)
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$13.7	$(22.9)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.5)	0.5
Reclassification adjustments for loss on derivative instruments included in net income (loss)	—	0.1
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments during period	—	(0.2)
Less reclassification adjustment for amounts included in net income (loss)	—	0.1
Net change in unrealized (losses) gains on investments	—	(0.1)
Total other comprehensive (loss) income, net of tax	(0.5)	0.5
Comprehensive income (loss)	$13.2	$(22.4)

Tax Benefit (Expense) of Other Comprehensive Income (Loss) Included in Above Amounts:
Reclassification adjustments for loss on derivative instruments included in net income (loss)	$—	$—
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments during period	—	—
Less reclassification adjustment for amounts included in net income (loss)	—	(0.1)
Total net tax (expense) benefit included in other comprehensive (loss) income	$—	$(0.1)

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income (loss)	$13.7	$(22.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15.2	18.1
Amortization of intangible assets	31.7	33.5
Amortization of debt fair value adjustments, original issue discount and deferred financing fees	26.3	34.7
Revaluation of contingent consideration	—	(0.5)
Loss on sale of marketable securities	—	0.2
Deferred income taxes	(13.0)	(43.5)
Asset impairments	0.9	—
Changes in operating assets and liabilities:
Accounts receivable	(4.1)	(2.9)
Inventories	(2.7)	13.2
Prepaid expenses and other assets	(4.2)	(4.1)
Contract acquisition payments, net	(5.6)	(0.3)
Accounts payable and accrued liabilities	(13.6)	(4.9)
Deferred revenues	(2.8)	26.2
Income and other taxes	(3.6)	4.0
Payable to parent	(0.1)	(0.2)
Other, net	1.6	0.8
Net cash provided by operating activities	39.7	51.4
Investing activities
Purchase of businesses	—	(36.2)
Proceeds from sale of property, plant and equipment	0.8	—
Proceeds from sale of marketable securities	—	56.3
Capital expenditures	(11.2)	(19.7)
Capitalized interest	(0.1)	(0.1)
Computer software development	(3.6)	(2.5)
Net cash used in investing activities	(14.1)	(2.2)
Financing activities
Dividends paid to parent	(23.8)	(25.8)
Acquisition of business from parent	—	(33.8)
Payments for derivative instruments	(0.7)	(3.4)
Borrowings on credit agreements	—	25.0
Repayments of credit agreements and other borrowings	(19.6)	(42.9)
Debt issuance costs	(1.6)	(0.1)
Net cash used in financing activities	(45.7)	(81.0)
Net decrease in cash and cash equivalents	(20.1)	(31.8)
Cash and cash equivalents at beginning of period	102.0	101.8
Cash and cash equivalents at end of period	$81.9	$70.0
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$28.7	$15.8
Income taxes, net of refunds	26.3	25.9
Non cash financing activities:
Extinguishment of Faneuil debt to parent	$—	$25.4

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
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes, including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition.
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
The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries are guarantors and may also be co-issuers under the 2015 Senior Notes and 2018 Senior Secured Notes (as defined hereinafter) (see Note 11). Harland Clarke Holdings is a holding company and has no significant assets at March 31, 2013 and no

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2012 Annual Report on Form 10-K.
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
Reclassifications
Prior period amounts have been reclassified in Note 7 in accordance with applicable accounting guidance to reflect the business segment changes described in Note 1 above.
Recently Adopted Accounting Guidance
Effective January 1, 2013, the Company adopted amended guidance related to disclosures about offsetting assets and liabilities. The amendment enhances disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. This amendment affects disclosures only, and therefore adoption did not affect the Company's consolidated financial position, results of operations or cash flows.
Effective January 1, 2013, the Company adopted amended guidance related to the presentation of amounts reclassified out of accumulated other comprehensive income by component. The amendment requires companies to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under United States generally accepted accounting principles ("US GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This amendment affects presentation only, and therefore adoption did not affect the Company's consolidated financial position, results of operations or cash flows.
Effective January 1, 2013, the Company adopted amended guidance related to the testing of indefinite-lived intangible assets for impairment. Under the amendment, entities testing indefinite-lived intangible assets for impairment have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, a quantitative impairment test is required. Otherwise, no further impairment testing is required. This amendment affects testing steps only, and therefore adoption did not affect the Company's consolidated financial position, results of operations or cash flows.

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
The following table summarizes the historical cost of assets and liabilities assumed on March 19, 2012, the date of the Faneuil Acquisition:

Cash		$2.3
Accounts receivable		11.8
Property, plant and equipment		10.3
Goodwill		13.0
Other intangible assets:
Customer relationships	$0.2
Tradenames	0.8
Software	0.3
Total other intangible assets		1.3
Other assets		7.2
Total assets acquired		45.9
Deferred revenues		1.2
Capital leases		1.0
Other liabilities		7.5
Net assets acquired		$36.2
The pro forma effects of the Faneuil Acquisition on the consolidated results of operations were not material.
4. Inventories
Inventories consist of the following:

	March 31, 2013	December 31, 2012
Finished goods	$8.2	$7.7
Work-in-process	8.9	8.2
Raw materials	14.6	13.1
	$31.7	$29.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

5. Assets Held For Sale
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	March 31, 2013	December 31, 2012
Land	$—	$1.0
Buildings and improvements	—	2.1
	$—	$3.1
At December 31, 2012, assets held for sale consisted of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
During 2010, the Company closed its information technology facility in Atlanta, GA and relocated those operations into an existing facility. During the first quarter of 2013, the Company sold the information technology facility for $0.8 and realized a loss of $0.1. The other listed Atlanta facilities were closed as part of the Company's plan to exit duplicative facilities related to an acquisition.
During the first quarter of 2013, the Company announced plans to relocate its Atlanta regional office facilities within the Harland Clarke segment to another facility later in 2013. In conjunction with these plans, the Company made a change to the marketing plan for the other Atlanta facilities included in assets held for sale. The new marketing plan combines the marketing of the Atlanta regional office facilities and facilities formerly classified as held for sale and the Company estimates it will take longer than twelve months to sell the facilities. Accordingly, the facilities formerly classified as assets held for sale were reclassified to property, plant and equipment during the first quarter of 2013.
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the three months ended March 31, 2013 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Faneuil	Total
Balance as of December 31, 2012	$417.0	$282.7	$40.2	$21.7	$761.6
Effect of exchange rate changes	—	(0.2)	(0.1)	—	(0.3)
Balance as of March 31, 2013	$417.0	$282.5	$40.1	$21.7	$761.3
Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	Useful Life (in years)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Amortized intangible assets:
Customer relationships	3 - 19	$1,528.0	$1,528.0	$160.1	$132.7	$1,367.9	$1,395.3
Trademarks and tradenames	15 - 25	101.4	101.4	6.5	5.3	94.9	96.1
Software	3 - 9	59.4	56.5	16.2	13.1	43.2	43.4
		1,688.8	1,685.9	182.8	151.1	1,506.0	1,534.8
Indefinite-lived intangible assets:
Tradename		0.8	0.8	—	—	0.8	0.8
Total other intangible assets		$1,689.6	$1,686.7	$182.8	$151.1	$1,506.8	$1,535.6

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Amortization expense was $31.7 and $33.5 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense includes amortization of software of $3.1 and $2.8 for the three months ended March 31, 2013 and 2012, respectively.
Estimated aggregate amortization expense for intangible assets through December 31, 2017 is as follows:

Nine months ending December 31, 2013	$97.5
Year ending December 31, 2014	121.7
Year ending December 31, 2015	113.8
Year ending December 31, 2016	102.2
Year ending December 31, 2017	97.0
During the three months ended March 31, 2013, the Company recorded a non-cash impairment charge of $0.7 for the Scantron segment related to software that was determined to have no future use. That determination was the result of Scantron's decision to exit certain product lines in the education market (see Note 16). The impairment charge was included in asset impairment charges in the accompanying consolidated statements of operations.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the three months ended March 31, 2013 and 2012 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Faneuil(1)	Corporate and Other	Total
Product revenues, net
Three months ended March 31, 2013	$272.8	$21.8	$24.1	$2.7	$—	$321.4
Three months ended March 31, 2012	289.6	15.7	24.0	1.9	—	331.2
Service revenues, net
Three months ended March 31, 2013	$11.1	$55.1	$5.3	$36.6	$—	$108.1
Three months ended March 31, 2012	7.9	34.6	5.7	34.4	—	82.6
Intersegment revenues
Three months ended March 31, 2013	$—	$—	$0.5	$0.1	$(0.6)	$—
Three months ended March 31, 2012	—	—	0.4	0.1	(0.5)	—
Operating income (loss)(2)
Three months ended March 31, 2013	$67.0	$19.6	$(6.9)	$2.3	$(4.0)	$78.0
Three months ended March 31, 2012	45.4	(7.8)	(10.8)	0.8	(4.2)	23.4
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended March 31, 2013	$30.4	$8.9	$5.0	$2.6	$—	$46.9
Three months ended March 31, 2012	36.1	9.1	4.4	2.0	—	51.6
Capital expenditures (excluding capital leases):
Three months ended March 31, 2013	$6.7	$2.4	$1.2	$0.9	$—	$11.2
Three months ended March 31, 2012	13.0	2.3	3.5	0.9	—	19.7
___________________

(1)	Includes results of the acquired Faneuil business from the date of common control (see Note 3).

(2)
Includes gain from revaluation of contingent consideration arrangements of $0.0 and $0.5 for the three months ended March 31, 2013 and 2012, respectively, restructuring costs of $6.6 and $1.3 for the three months ended March 31, 2013 and 2012, respectively, (see Note 16) and non-cash impairment charges of $0.9 and $0.0 for the three months ended March 31, 2013 and 2012, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

8. Accumulated Other Comprehensive (Loss) Income
The following presents net of tax changes in accumulated other comprehensive (loss) income, by component, during the three months ended March 31, 2013 and 2012:

	Foreign currency translation adjustments	Unrecognized amounts included in postretirement obligations	Derivative fair-value adjustments	Unrealized gains on investments, net	Total
Three months ended March 31, 2013:
Beginning balance	$0.4	$(0.7)	$—	$—	$(0.3)
Net current period other comprehensive (loss) income	(0.5)	—	—	—	(0.5)
Ending balance	$(0.1)	$(0.7)	$—	$—	$(0.8)

Three months ended March 31, 2012:
Beginning balance	$—	$(0.1)	$(0.1)	$0.1	$(0.1)
Other comprehensive (loss) income before reclassifications	0.5	—	—	(0.2)	0.3
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1	0.2
Net current period other comprehensive (loss) income	0.5	—	0.1	(0.1)	0.5
Ending balance	$0.5	$(0.1)	$—	$—	$0.4
The following presents amounts reclassified out of accumulated other comprehensive (loss) income, by component, during the three months ended March 31, 2012:

		Three Months Ended
		March 31,
Details about accumulated other comprehensive income components	Affected line in the statement of operations	2012
Derivative fair-value adjustments	Interest expense	$(0.1)
	Provision (benefit) for income taxes	—
	Net income (loss)	$(0.1)

Unrealized gains on investments, net	Other (expense), net	$(0.2)
	Provision (benefit) for income taxes	(0.1)
	Net income (loss)	$(0.1)

There were no amounts reclassified out of other comprehensive (loss) income during the three months ended March 31, 2013.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The components of net periodic postretirement benefit cost for these plans consist of the following:

	Three Months Ended
	March 31,
	2013	2012
Interest cost	$0.1	$0.1
Net postretirement benefit cost	$0.1	$0.1

10. Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the Company's federal and state tax returns for the tax years 2009 through 2012 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material.
There are no events that have occurred since December 31, 2012 that had a material impact on amounts accrued for the Company's uncertain tax positions.
11. Long-Term Debt

	March 31, 2013	December 31, 2012
$1,900.0 Senior Secured Credit Facilities:
Extended Term Loans due 2017	$660.1	$677.4
Non-Extended Term Loans due 2014	726.7	728.6
Total $1,900.0 Senior Secured Credit Facilities	1,386.8	1,406.0
9.75% Senior Secured Notes due 2018	235.0	235.0
Senior Floating Rate Notes due 2015	204.3	204.3
9.50% Senior Fixed Rate Notes due 2015	271.3	271.3
Capital lease obligations	2.7	3.1
Unamortized original issue discount and acquisition accounting-related fair value discount	(246.3)	(271.9)
	1,853.8	1,847.8
Less: current maturities	(78.5)	(78.5)
Long-term debt, net of current maturities	$1,775.3	$1,769.3
Revolving Credit Facility due 2018
On February 20, 2013, Harland Clarke Holdings Corp. terminated the Revolver, as defined hereinafter, and along with certain of its domestic subsidiaries, as co-borrowers, and its direct parent, CA Acquisition Holdings, Inc. and certain of its other domestic subsidiaries as guarantors, entered into a senior secured asset based revolving credit facility (the "Revolving Facility") with Citibank, N.A., as administrative agent and collateral agent. The Revolving Facility provides for a facility equal to the lesser of $80.0 and a calculated borrowing base consisting of:

•	85% of eligible receivables less unearned revenue; plus

•	the lesser of (i) 85% of the orderly liquidation value of eligible inventory and (ii) 70% of eligible inventory (in each case, at the lower of book value and market); minus

•	eligibility reserves in effect at the time.
The borrowing base at March 31, 2013 was $50.3. The Revolving Facility includes an up to $30.0 subfacility for letters of credit and an up to $10.0 subfacility in the form of short-term swingline loans. As of March 31, 2013, there were no outstanding borrowings under the Revolving Facility and there was $38.5 available for borrowing (giving effect to the issuance of $11.8 of letters of credit).
Borrowings and other obligations under the Revolving Facility are guaranteed by CA Acquisition Holdings, Inc., Harland Clarke Holdings Corp. and certain of its domestic subsidiaries and secured by a lien on substantially all of the assets of such loan parties, including inventory, receivables, equipment, intellectual property and real property. The obligations under the Revolving Facility are secured by a first priority lien on inventory, receivables, payment intangibles and other current assets

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

and other assets arising therefrom and proceeds thereof and second priority liens on the remaining collateral, subject to the first priority liens securing the Company's Non-Extended Term Loans, Extended Term Loans and 2018 Senior Secured Notes, each as defined hereinafter.
The Revolving Facility will terminate on February 20, 2018, with springing maturities 91 days prior to the scheduled maturity date of the Company's Non-Extended Term Loans, Extended Term Loans and 2015 Senior Notes, each as defined hereinafter, all of which mature prior to the termination date of this Revolving Facility.
Borrowings against the Revolving Facility bear, at the Company's option, interest at:

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
The Revolving Facility has a commitment fee of 0.5% per annum if the average utilization of the Revolving Facility for the preceding fiscal quarter is less than 50% of the total commitments and 0.375% per annum if the average utilization for the preceding fiscal quarter is greater than or equal to 50% of the total commitments. The Revolving Facility has a weighted average commitment fee of 2.00% for issued letters of credit.
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
$1,900.0 Senior Secured Credit Facilities
Extended Term Loans
On July 24, 2012, an amendment (the "Amendment") entered into on May 10, 2012 by the Company to its credit agreement dated as of April 4, 2007 (the "Credit Agreement") became effective, thereby extending the maturity of $973.0 of term loans under the Credit Agreement (the "Extended Term Loans") from June 2014 to June 2017 (subject to a springing maturity 90 days prior to the maturity date of the Company's 2015 Senior Notes (as defined hereinafter) if such notes have not been repaid, extended or refinanced). The effectiveness of the Amendment was conditioned on, among other customary conditions, the repayment of $280.2 of the Extended Term Loans, which repayment was made with net proceeds from the issuance of the 2018 Senior Secured Notes (as defined hereinafter) and cash on hand. After giving effect to such repayment and the effectiveness of the Amendment, there were $692.8 of Extended Term Loans outstanding and $729.0 of non-extended term loans (the "Non-Extended Term Loans") outstanding. The Company is required to repay the Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 10% of the original extended amount after giving effect to the $280.2 prepayment thereof required as a condition precedent to the effectiveness of the Amendment. The Amendment also includes several covenants in addition to those covenants in the Credit Agreement. The weighted average interest rate on the principal amount of Extended Term Loans outstanding was 5.5% at March 31, 2013.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Non-Extended Term Loans
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into the Credit Agreement. The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014 with respect to the Non-Extended Term Loans. The Company is required to repay the Non-Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount multiplied by the ratio of Non-Extended Term Loans outstanding on the effective date of the Amendment to the total Non-Extended Term Loans and Extended Term Loans outstanding on the effective date of the Amendment prior to giving effect to the prepayment required as a condition precedent to the effectiveness of the Amendment. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provided for a $100.0 revolving credit facility (the "Revolver"). The Revolver included an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The Revolver was terminated on February 20, 2013 upon the execution of the new Revolving Facility. The weighted average interest rate on the principal amount of Non-Extended Term Loans outstanding was 2.7% at March 31, 2013.
Under certain circumstances, the Company is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement, the 2015 Senior Notes (as defined hereinafter), and the 2018 Senior Secured Notes (as defined hereinafter) allow the Company to incur substantial additional debt.
The Non-Extended Term Loans bear, at the Company's option, interest at:

•	A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 1.50% per annum; or

•	A rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 2.50% per annum.
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
The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Company has the right to prepay the term loans at any time without premium or penalty, subject to certain breakage costs. The Company is required to prepay the term loans with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. No excess cash flow payment is required in 2013 with respect to 2012. In March 2012, an excess cash flow payment of $12.5 was paid with respect to 2011. Under the terms of the Credit Agreement such excess cash flow payments were applied against other mandatory payments due in the same year of the excess cash flow payment.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "2015 Senior Notes Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at March 31, 2013. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement and the 2018 Senior Secured Notes. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries and certain other exceptions, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
The 2018 Senior Secured Notes mature on August 1, 2018. The 2018 Senior Secured Notes bear interest at a rate of 9.75% per annum, payable on each February 1 and August 1 to holders of record at the close of business on the immediately preceding January 15 and July 15 of each year.
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
Beginning with the fiscal year ending December 31, 2013, if the Company's secured leverage ratio exceeds certain levels, the Company will be required to offer to purchase an amount of the 2018 Senior Secured Notes equal to the greater of (1) $15.0 and (2) 50% of its excess cash flow for the applicable period, less any voluntary prepayments of 2018 Senior Secured Notes or credit facility indebtedness and certain mandatory prepayments made during the applicable period and subject to certain other exceptions, at a purchase price equal to 100% of the principal amount of the 2018 Senior Secured Notes, plus accrued and unpaid interest and additional interest. Upon the occurrence of a change of control or if the Company sells certain assets, the Company may be required to make an offer to purchase the 2018 Senior Secured Notes at certain specified prices.
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
Capital Lease Obligations
The Company has outstanding capital lease obligations with principal balances totaling $2.7 and $3.1 at March 31, 2013 and December 31, 2012, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments of $1.2 remaining in 2013, $1.3 in 2014, $0.1 in 2015 and $0.1 in 2016.
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
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	March 31, 2013	December 31, 2012
Interest rate swaps	Other current liabilities	$0.7	$1.3
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments were ineffective during the three months ended March 31, 2013 and 2012. The following presents the effect of these derivative instruments (effective and ineffective portion) on other comprehensive (loss) income and amounts reclassified from accumulated other comprehensive (loss) income into interest expense.

	Three Months Ended
	March 31,
	2013	2012
Interest Rate Swaps:
Loss reclassified from other comprehensive income into interest expense (effective portion)	$—	$0.1
Loss recognized in interest expense (ineffective portion)	—	1.3
The following presents the balances and net changes in the accumulated other comprehensive (loss) income related to these derivative instruments, net of income taxes.

Three Months Ended
March 31,
Balances and Net Changes:	2012
Balance at beginning of period	$0.1
Loss reclassified from accumulated other comprehensive (loss) income into interest expense, net of taxes of $0.0	(0.1)
Balance at end of period	$—
There were no balances related to these derivative instruments in accumulated other comprehensive (loss) income in the three months period ended March 31, 2013.
13. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the three months ended March 31, 2013, the Company recorded non-cash impairment charges of $0.2 for the Harland Clarke segment related to assets that were determined to have no future use and $0.7 for the Scantron segment related to software that was determined to have no future use (see Note 6).

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of March 31, 2013 and December 31, 2012 are as follows:

	Balance at
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.1	$0.1	$—	$—
Liability for interest rate swaps	0.7	—	0.7	—

	Balance at
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.1	$0.1	$—	$—
Liability for interest rate swaps	1.3	—	1.3	—
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk. Fair value of corporate equity securities is based on quoted market prices.
The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended
March 31,
2012
Balance at beginning of period	$0.6
Businesses acquired	—
Net changes in fair value	(0.5)
Payment of contingent consideration	—
Balance at end of period	$0.1
There was no liability for contingent consideration related to business combinations in the three months period ended March 31, 2013. Fair value of the liability for contingent consideration related to business combinations is estimated utilizing a discounted cash flow analysis. The analysis considers, among other things, estimates of future revenues and the timing of expected future contingent consideration payments.
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at March 31, 2013 and December 31, 2012 was approximately $2,089.4 and $1,984.4, respectively. The carrying value of long-term debt at March 31, 2013 and December 31, 2012 was $1,853.8 and $1,847.8 respectively. As described in Note 1, the carrying value of the Company's long-term debt was adjusted to fair value as of the date of the MacAndrews Acquisition.
14. Investments
Equity Method Investment
During 2012, the Company purchased certain equity securities of Transactis, Inc. ("Transactis"), a privately held company, representing a 15.5% ownership interest for $7.0 in cash. The Company accounts for this investment using the equity method due to its ability to influence operating and financial matters of Transactis through its representation on the Transactis board of directors and certain rights under the terms of the stock purchase agreement. The assets, liabilities and results of operations are not significant to the Company's financial position or results of operations. The carrying value of this investment at March 31, 2013 and December 31, 2012 was $6.7 and $6.9, respectively, and is included in other assets in the accompanying consolidated

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

balance sheets.
Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at March 31, 2013:
Corporate equity securities	$0.1	$—	$—	$0.1
Balance at December 31, 2012:
Corporate equity securities	$0.1	$—	$—	$0.1
During the three months ended March 31, 2012, the Company sold its United States treasury securities, which were to mature in 2014, for $56.3 in cash and recognized a loss of $0.2, which is included in other expense, net in the accompanying consolidated statements of operations.
15. Commitments and Contingencies
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
16. Restructuring
Harland Clarke and Corporate
The Company adopted plans during 2011 and 2012 to realize additional cost savings in the Harland Clarke segment and Corporate by further consolidating printing plants, contact centers and selling, general and administrative functions.
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the three months ended March 31, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Three months ended March 31, 2013:
Severance and severance-related	$6.4	$0.4	$(1.9)	$—	$4.9
Facilities closures and other costs	2.4	1.7	(0.4)	(1.4)	2.3
Total	$8.8	$2.1	$(2.3)	$(1.4)	$7.2

Three months ended March 31, 2012:
Severance and severance-related	$4.5	$0.2	$(0.1)	$—	$4.6
Facilities closures and other costs	3.0	0.5	(0.6)	(0.2)	2.7
Total	$7.5	$0.7	$(0.7)	$(0.2)	$7.3
The non-cash utilization of $1.4 and $0.2 in 2013 and 2012, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $4.8 for costs related to these plans. The Company expects to make payments for severance and severance-related costs through 2014. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
During 2012, the Company adopted a plan to realize additional cost savings in the Harland Financial Solutions segment by eliminating certain selling, general and administrative expenses.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table details the components of the Company's restructuring accruals related to the Harland Financial Solutions segment for the three months ended March 31, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Three months ended March 31, 2013:
Severance and severance-related	$0.1	$0.1	$—	$—	$0.2
Facilities and other costs	1.3	(0.1)	(0.2)	0.1	1.1
Total	$1.4	$—	$(0.2)	$0.1	$1.3

Three months ended March 31, 2012:
Severance and severance-related	$—	$0.1	$(0.1)	$—	$—
Facilities and other costs	1.5	(0.1)	(0.1)	—	1.3
Total	$1.5	$—	$(0.2)	$—	$1.3
Scantron
During the three months ended March 31, 2013, the Company adopted a plan in the Scantron segment to exit certain product lines in the education market. The plan will result in the closure of four leased facilities and the elimination of operations and selling, general and administrative expenses associated with those product lines, largely occurring in the second quarter of 2013. The Company will record facilities related charges as the facilities cease to be used for operations.
The Company previously adopted plans during 2011 and 2012 to realize cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the three months ended March 31, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Three months ended March 31, 2013:
Severance and severance-related	$3.2	$4.1	$(1.7)	$—	$5.6
Facilities and other costs	0.9	—	(0.4)	—	0.5
Total	$4.1	$4.1	$(2.1)	$—	$6.1

Three months ended March 31, 2012:
Severance and severance-related	$2.0	$0.3	$(0.7)	$—	$1.6
Facilities and other costs	1.4	0.1	(0.4)	—	1.1
Total	$3.4	$0.4	$(1.1)	$—	$2.7
Ongoing lease commitments related to these plans continue to 2018. The Company expects to make payments for severance and severance-related costs through 2014.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Faneuil
The Company adopted a plan in 2012 to realize cost savings in the Faneuil segment by consolidating certain operations and eliminating certain selling, general and administrative expenses. The following table details the components of the Company's restructuring accruals related to the Faneuil segment for the three months ended March 31, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Three months ended March 31, 2013:
Severance and severance-related	$0.6	$0.4	$(0.6)	$0.4
Facilities and other costs	0.2	—	—	0.2
Total	$0.8	$0.4	$(0.6)	$0.6

Three months ended March 31, 2012:
Facilities and other costs	$—	$0.2	$(0.2)	$—
Total	$—	$0.2	$(0.2)	$—
Restructuring accruals for all of the segments' plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2017.
17. Transactions with Related Parties
The Company participates in MacAndrews' directors and officers insurance program, which covers the Company as well as MacAndrews and MacAndrews' other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. At March 31, 2013, the Company recorded prepaid expenses and other assets of $0.9 and $1.5, respectively, relating to the directors and officers insurance program. At December 31, 2012, the Company recorded prepaid expenses and other assets of $0.7 and $1.0, respectively, related to the directors and officers insurance program. The Company paid $0.9 and $1.9 to MacAndrews during the three months ended March 31, 2013 and 2012, respectively, under the directors and officers insurance program. The Company also participates in certain other insurance programs with MacAndrews under which it pays premiums directly to the insurance broker.
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at March 31, 2013. Interest income of $0.2 and $0.2 was recorded and related payments were received during the three months ended March 31, 2013 and 2012, respectively.
Other
The Company expensed $0.7 and $0.7 during the three months ended March 31, 2013 and 2012, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
During the three months ended March 31, 2013 and 2012, the Company paid cash dividends of $23.8 and $25.8, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

18. Subsequent Event
New Facility Joinder Agreement to Credit Agreement
On April 26, 2013, the Company entered into a New Facility Joinder Agreement to the Credit Agreement under which the Company borrowed $750.0 (the "Tranche B-3 Term Loans"). Proceeds of the Tranche B-3 Term Loans were used to repay, in full, together with all interest and fees accrued in respect of, the Non-Extended Term Loans plus other fees and expenses in connection with such refinancing.
The Tranche B-3 Term Loans will mature on May 22, 2018 subject (if the Revolving Facility is terminated and repaid in full) to a springing maturity 90 days prior to the maturity of the 2015 Senior Notes if they have not otherwise been repaid, extended or refinanced. The Company is required to repay the Tranche B-3 Term Loans in equal quarterly installments in aggregate annual amounts equal to 2.50% of the original amount. In addition, aggregate amortization in respect of all of the Tranche B-3 Term Loans and all other debt sharing liens with such loans (with certain exceptions) must be at least $75.0 per year (subject to certain reductions). The Company is currently evaluating the impact of the New Facility Joinder Agreement on its consolidated financial position and results of operations.
The Tranche B-3 Term Loans bear, at the Company's option, interest at:

•
A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 4.50% per annum, provided that the rate before the applicable margin shall not be less than 2.50% per annum; or

•	A rate per annum equal to a reserve adjusted LIBOR rate, plus an applicable margin of 5.50% per annum, provided that the reserve adjusted LIBOR rate shall not be less that 1.50% per annum.
All other terms are substantially the same as the Credit Agreement.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview of Business
Harland Clarke Holdings Corp. ("Harland Clarke Holdings" and, together with its subsidiaries, the "Company") is a holding company that conducts its operations through its direct and indirect, wholly owned operating subsidiaries and was incorporated in Delaware on October 19, 2005. The Company is an indirect, wholly owned subsidiary of M & F Worldwide Corp. ("M & F Worldwide"), which is, as of December 21, 2011, an indirect, wholly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews"). MacAndrews is wholly owned by Ronald O. Perelman. On September 12, 2011, M & F Worldwide agreed to merge with an indirect, wholly owned subsidiary of MacAndrews, and, following a vote of stockholders of M & F Worldwide and the satisfaction or waiver of closing conditions, that merger was effected on December 21, 2011 (the "MacAndrews Acquisition").
As a result of the MacAndrews Acquisition, which resulted in a change in ownership of M & F Worldwide, the Company was required to use the acquisition method of accounting to revalue its assets and liabilities as of the date of the MacAndrews Acquisition. Such accounting results in a number of changes, including, but not limited to, decreased revenues as a result of fair value adjustments to deferred revenues, increased depreciation and amortization as a result of the revaluation of assets and increased non-cash interest expense that results from adjusting the Company's long-term debt to fair value as of the date of the MacAndrews Acquisition.
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
Refinancing Transactions
On April 26, 2013, the Company completed a transaction to refinance its non-extended term loans that were to mature in June 2014. On February 20, 2013, the Company completed certain refinancing transactions with respect to its revolving credit facility dated as of April 4, 2007. On July 24, 2012, the Company completed certain refinancing transactions with respect to its credit agreement dated as of April 4, 2007, as amended on May 10, 2012. See Notes 11 and 18 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written has declined and is expected to continue to decline. Harland Clarke believes the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report and other recently filed reports on Form 10-K and Form 10-Q. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and length of the economic downturn, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. Beginning in 2011, this trend of higher check unit declines improved slightly from that experienced in recent years; however, Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke still expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve. Harland Clarke is focused on growing its non-check related products and services, optimizing its existing catalog of offerings and developing or acquiring new or expanded offerings, in each case to better serve its clients, as well as managing its costs, overhead and facilities to reflect the decline in check unit volumes. Harland Clarke does not believe that revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes. In the future, Harland Clarke may not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins.
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

Harland Clarke Holdings Corp. and Subsidiaries

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
Scantron must successfully develop new products and solutions to respond to the significant changes in the educational testing and data collection industry due to customer requirements, technological and regulatory changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new education-related technologies depends on the timing and costs of the development effort, product performance, functionality, customer acceptance, adoption rates and competition, all of which could have a negative effect on our business. If Scantron is not able to adopt new electronic data collection and other education technology-related solutions at a rate that keeps pace with other technological advances, or in a manner that results in meaningful customer adoption, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected. In addition, Scantron may from time to time, depending on the foregoing and other factors, determine to limit investment in, restrict marketing efforts for or discontinue certain of its products which are not part of Scantron's evolving strategic plans.
Scantron enters into contracts with customers that provide for multiple products and services or "elements," such as software, implementation, configuration, training and maintenance (referred to as "multiple-element contracts"). In order to recognize revenue for each element of the contract separately as earned, the relevant accounting guidance requires that the Company have "vendor-specific objective evidence", or "VSOE", of fair value of each element. VSOE of fair value of each element is typically based on the price charged when sold separately. The Company does not yet have sufficient history with sales of products and services associated with acquisitions completed in 2010 and 2011 to establish VSOE for elements within their contracts. As a result, for such contracts, the entire contract is bundled as a single unit for accounting purposes with revenue being recognized ratably over the initial term of the contract commencing with the delivery of the software or the completion of implementation services if such services are essential to the functionality of the software. This methodology results in substantial deferral of revenue into future periods, while the related costs, with the exception of direct implementation costs, are expensed as incurred rather than deferred. In addition, revenue from contracts that are subject to substantive customer acceptance provisions is deferred until the acceptance provisions have been met. As a result of these factors that cause deferral of significant revenue into future periods for amounts that are billed and collected, the Company recorded operating losses in 2012 and 2013 for the operations associated with the acquisitions completed in 2010 and 2011.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding revenue recognition policies.

Harland Clarke Holdings Corp. and Subsidiaries

Faneuil
The Faneuil segment provides outsourcing solutions and information technology solutions to customers throughout the United States.
Faneuil is an outsourcer for government services and highly regulated industries with a focus on industries that remain robust under normal economic conditions, e.g., transportation, utilities, state agencies, municipal governments and healthcare. During economic downturns, the ability of both private and governmental entities to make expenditures may decline. Faneuil cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations which adversely affect Faneuil's industry as a whole or key markets targeted by Faneuil. As Faneuil's operations are, in part, dependent upon government funding, significant decreases in the level of government funding could have an unfavorable effect on Faneuil's operating results.
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
Faneuil's HTS business is a nationwide information technology solutions and services provider offering installation, implementation, maintenance and repair, managed services and managed print services for computers, networks, printers, Scantron's data collection devices and a variety of other technology equipment. HTS provides these services to customers of all sizes nationwide in a variety of industries, e.g., banking, education, government, commercial businesses and healthcare. HTS competes with other hardware manufacturers that have a significant market-share in a highly fragmented environment. Falling technology prices and better hardware reliability pose a threat to the business, and HTS has expanded its focus to increase its sales of managed services solutions in response to these market trends.
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
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The operating results for the three months ended March 31, 2013 and 2012, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired Faneuil business for the full period since Faneuil and the Company were under common control during each of the periods. They also include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above.
Net Revenues:

	Three Months Ended
	March 31,
	2013	2012
Consolidated Net Revenues:
Harland Clarke segment	$283.9	$297.5
Harland Financial Solutions segment	76.9	50.3
Scantron segment	29.9	30.1
Faneuil segment	39.4	36.4
Eliminations	(0.6)	(0.5)
Total	$429.5	$413.8
Net revenues increased by $15.7 million, or 3.8%, to $429.5 million in the 2013 period from $413.8 million in the 2012 period.
Net revenues for the Harland Clarke segment decreased by $13.6 million, or 4.6%, to $283.9 million in the 2013 period from $297.5 million in the 2012 period primarily due to volume declines, net of conversions and client additions and losses, that reduced net revenues by $8.2 million, a decrease in revenues per unit that reduced net revenues by $2.3 million and one less production day in the 2013 period. These decreases were partially offset by an increase in net benefits of $0.2 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Non-cash fair value acquisition adjustments to deferred revenues and client incentives were a net benefit of $8.2 million in the 2013 period compared to a net benefit of $8.0 million in the 2012 period.
Net revenues for the Harland Financial Solutions segment increased by $26.6 million, or 52.9%, to $76.9 million in the 2013 period from $50.3 million in the 2012 period primarily due to an $18.7 million decrease in charges from non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, a $5.9 million net increase in software license revenues as a result of meeting revenue recognition criteria for certain product lines and organic growth, a $1.0 million increase in services revenues and a $0.7 million increase in maintenance revenues each of which was due to increased implementations of credit management solutions, and a $0.3 million increase in early termination fees. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $0.7 million in the 2013 period compared to $19.4 million in the 2012 period.
Net revenues for the Scantron segment decreased by $0.2 million, or 0.7%, to $29.9 million in the 2013 period from $30.1 million in the 2012 period primarily due to volume declines in scanners and forms that reduced revenues by $2.1 million and a $1.1 million decrease in net revenues for the Spectrum and GlobalScholar businesses, partially offset by a $3.0 million decrease in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $1.5 million for the 2013 period compared to $4.5 million for the 2012 period.
Net revenues for the Faneuil segment increased by $3.0 million, or 8.2%, to $39.4 million in the 2013 period from $36.4 million in the 2012 period primarily due to a $2.1 million decrease in charges from non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition and a $2.0 million increase primarily from new business contracts, partially offset by a $1.1 million decrease resulting from a contract price decrease. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $0.1 million in the 2013 period compared to $2.2 million in the 2012 period.
Elimination of net revenues increased to $0.6 million in the 2013 period from $0.5 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of Revenues:

	Three Months Ended
	March 31,
	2013	2012
Consolidated Cost of Revenues:
Harland Clarke segment	$171.0	$204.4
Harland Financial Solutions segment	31.4	30.8
Scantron segment	17.0	19.8
Faneuil segment	31.3	29.6
Eliminations	(0.6)	(0.5)
Total	$250.1	$284.1
Cost of revenues decreased by $34.0 million, or 12.0%, to $250.1 million in the 2013 period from $284.1 million in the 2012 period.
Cost of revenues for the Harland Clarke segment decreased by $33.4 million, or 16.3%, to $171.0 million in the 2013 period from $204.4 million in the 2012 period primarily due to a decrease in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition of $17.7 million, including decreases in inventory adjustments of $12.7 million and depreciation and amortization of $5.0 million. The decrease was also due to $10.7 million of cost reductions resulting from technology enabled efficiencies and other cost reduction and restructuring initiatives implemented in the third and fourth quarters of 2012, a $4.2 million decrease in variable expenses related to volume declines and a $0.4 million decrease in depreciation and amortization not related to acquisition accounting. Non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $9.5 million in the 2013 period, including $9.6 million in depreciation and amortization and a benefit of $0.1 million in other non-cash adjustments, compared to $27.2 million in the 2012 period, including $14.5 million in depreciation and amortization and $12.7 million in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Harland Clarke segment decreased to 60.2% in the 2013 period from 68.7% in the 2012 period primarily due to technology enabled efficiencies and other cost reduction and restructuring initiatives implemented in the third and fourth quarters of 2012.
Cost of revenues for the Harland Financial Solutions segment increased by $0.6 million, or 1.9%, to $31.4 million in the 2013 period from $30.8 million in the 2012 period primarily due to a $0.4 million increase in net charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Net charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $1.8 million in the 2013 period, including $2.2 million in depreciation and amortization and a $0.4 million benefit in other non-cash adjustments, compared to $1.4 million in the 2012 period, including $2.4 million in depreciation and amortization and a $1.0 million benefit in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment decreased to 40.8% in the 2013 period from 61.2% in the 2012 period primarily due to increased revenues in the 2013 period as discussed above.
Cost of revenues for the Scantron segment decreased by $2.8 million, or 14.1%, to $17.0 million in the 2013 period from $19.8 million in the 2012 period primarily due to a decrease of $3.2 million resulting from cost reduction and restructuring initiatives and a $1.1 million increase in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $1.2 million increase related to product mix, facility costs and product development amortization and a $0.4 million increase resulting from lower cost deferrals in the 2013 period related to implementation services for revenues that have not yet been recognized. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $6.1 million in the 2013 period, including a $5.7 million benefit in depreciation and amortization and a net benefit of $0.4 million in other non-cash adjustments, compared to $5.1 million in the 2012 period, including a $5.6 million benefit in depreciation and amortization and a $0.5 million charge in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Scantron segment decreased to 56.9% in the 2013 period from 65.8% in the 2012 period primarily due to cost reduction and restructuring initiatives implemented in the third and fourth quarters of 2012.
Cost of revenues for the Faneuil segment increased by $1.7 million, or 5.7%, to $31.3 million in the 2013 period from $29.6 million in the 2012 period primarily due to implementation costs related to new contracts and operational costs associated with the new business. Non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were a net benefit of $0.3 million in both the 2013 and 2012 periods, all of which was in depreciation and amortization in the 2013 period, compared to a $0.7 million benefit in depreciation and amortization and a $0.4 million charge in other non-cash adjustments in the 2012 period. Cost of revenues as a percentage of revenues for the Faneuil segment decreased to 79.4% in the 2013 period from 81.3% in the 2012 period due to the change in business mix.

Harland Clarke Holdings Corp. and Subsidiaries

Elimination of cost of revenues increased to $0.6 million in the 2013 period from $0.5 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Selling, General and Administrative Expenses:

	Three Months Ended
	March 31,
	2013	2012
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$43.6	$47.0
Harland Financial Solutions segment	25.9	27.8
Scantron segment	15.0	20.7
Faneuil segment	5.4	5.8
Corporate	4.0	4.2
Total	$93.9	$105.5
Selling, general and administrative expenses decreased by $11.6 million, or 11.0%, to $93.9 million in the 2013 period from $105.5 million in the 2012 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $3.4 million, or 7.2%, to $43.6 million in the 2013 period from $47.0 million in the 2012 period primarily due to a $4.6 million decrease resulting from cost reduction and restructuring initiatives implemented in the third and fourth quarters of 2012 consisting largely of labor and general overhead expense reductions, partially offset by a $1.7 million increase in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Non-cash fair value acquisition accounting adjustments related to the MacAndrews acquisition was a net benefit of $0.3 million for the 2013 period, including $0.1 million in depreciation and amortization and a $0.2 million benefit in other non-cash adjustments, compared to a net benefit of $2.0 million in the 2012 period, including $0.2 million in depreciation and amortization and a $2.2 million benefit in other non-cash adjustments. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment decreased to 15.4% in the 2013 period from 15.8% in the 2012 period primarily due to cost reduction and restructuring initiatives implemented in the third and fourth quarters of 2012.
Selling, general and administrative expenses for the Harland Financial Solutions segment decreased by $1.9 million, or 6.8%, to $25.9 million in the 2013 period from $27.8 million in the 2012 period primarily due to a $1.4 million decrease resulting from an increase in capitalization of software development costs, a $0.7 million decrease in employee benefit expenses, a $0.3 million decrease in travel expenses and a $0.1 million increase in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. These decreases were partially offset by a $0.4 million increase in depreciation and amortization unrelated to purchase accounting, a $0.4 million increase in commission expense due to increased revenues and a $0.4 million increase in occupancy expense. Net benefits for non-cash fair value acquisition adjustments related to the MacAndrews Acquisition were $1.2 million in the 2013 period, including $0.1 million in depreciation and amortization and a benefit of $1.3 million in other non-cash adjustments, compared to $1.1 million in the 2012 period, including a $1.4 million benefit in other non-cash adjustments and $0.3 million in depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment decreased to 33.7% in the 2013 period from 55.3% in the 2012 period primarily due to increased revenues in the 2013 period and decreased expenses in the 2013 period as discussed above.
Selling, general and administrative expenses for the Scantron segment decreased $5.7 million, or 27.5%, to $15.0 million in the 2013 period from $20.7 million in the 2012 period primarily due to a decrease of $5.9 million resulting from cost reduction and restructuring initiatives and a $1.1 million decrease in outside services related to projects to increase efficiencies, partially offset by an increase of $1.3 million primarily due to higher depreciation, a decrease in capitalization of software development costs and a decrease in cost deferrals related to implementation services for revenues that have not yet been recognized. Charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.3 million in both the 2013 and 2012 periods with each period including $0.2 million in depreciation and amortization and $0.1 million in other non-cash adjustments. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment decreased to 50.2% in the 2013 period from 68.8% in the 2012 period primarily due to cost reduction and restructuring initiatives implemented in the third and fourth quarters of 2012.
Selling, general and administrative expenses for the Faneuil segment decreased by $0.4 million, or 6.9%, to $5.4 million in the 2013 period from $5.8 million in the 2012 period primarily due to cost reductions of $0.7 million, partially offset by a $0.3 million increase in operational costs associated with new business. Selling, general and administrative expenses as a percentage of revenues for the Faneuil segment decreased to 13.7% in the 2013 period from 15.9% in the 2012 period primarily due to cost reductions and a change in business mix.

Harland Clarke Holdings Corp. and Subsidiaries

Corporate selling, general and administrative expenses decreased by $0.2 million, or 4.8%, to $4.0 million in the 2013 period from $4.2 million in the 2012 period primarily due to a reduction in expenses related to the MacAndrews Acquisition that occurred in the first quarter of 2012, partially offset by transaction expenses from acquisition related activities incurred during the first quarter of 2013.
Revaluation of Contingent Consideration
Operating expenses decreased by $0.5 million in the 2012 period due to a net decrease in the fair value of accrued contingent consideration primarily related to acquisitions in 2010, which resulted from a decrease in revenue projections that would trigger a payment. There was no revaluation of accrued contingent consideration in the 2013 period.
Asset Impairment Charges
During the 2013 period, the Company recorded non-cash impairment charges of $0.2 million for the Harland Clarke segment related to assets that were determined to have no future use and $0.7 million for the Scantron segment related to software that was determined to have no future use. There were no asset impairment charges during the 2012 period.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions. During the three months ended March 31, 2013, the Company adopted a plan in the Scantron segment to exit certain product lines in the education market, which will result in the closure of leased facilities and the elimination of operations and selling, general and administrative expenses associated with those product lines.
In the 2013 period, the Company recorded restructuring costs of $2.1 million for the Harland Clarke segment, $4.1 million for the Scantron segment and $0.4 million for the Faneuil segment related to these plans. In the 2012 period, the Company recorded restructuring costs of $0.7 million for the Harland Clarke segment, $0.4 million for the Scantron segment and $0.2 million for the Faneuil segment related to these plans.
Interest Income
Interest income was $0.2 million in the 2013 period compared to $0.3 million in the 2012 period. The decrease in interest income was primarily due to interest received on United States treasury securities in the 2012 period. The United States treasury securities were sold in the first quarter of 2012.
Interest Expense
Interest expense was $56.0 million in the 2013 period compared to $58.5 million in the 2012 period. The decrease in interest expense was primarily due to fair value acquisition accounting adjustments to the principal amount of debt outstanding related to the MacAndrews Acquisition that resulted in a $9.4 million decrease in non-cash interest expense as well as a decrease in total debt outstanding in the 2013 period compared to the 2012 period. These decreases were partially offset by higher interest rates for extended term loans and senior secured notes in the 2013 period compared to the 2012 period. In addition, other fair value acquisition accounting adjustments to deferred financing costs and interest rate swaps resulted in a $1.5 million increase in non-cash interest expense in the 2013 period compared to the 2012 period.
Provision for Income Taxes
The Company's effective tax rate was a provision of 37.7% in the 2013 period and a benefit of 34.6% in the 2012 period. The effective tax rate for the 2013 period is less than the statutory rate primarily due to foreign income for which no provision was recorded. The effective tax rate for the 2012 period is less than the statutory rate primarily due to foreign losses for which no benefit was recorded.

Harland Clarke Holdings Corp. and Subsidiaries

Liquidity and Capital Resources
Cash Flow Analysis
The following table summarizes the Company's historical cash flows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Cash Provided By (Used In):
Operating activities	$39.7	$51.4
Investing activities	(14.1)	(2.2)
Financing activities	(45.7)	(81.0)
The Company's net cash provided by operating activities during the three months ended March 31, 2013 was $39.7 million compared to $51.4 million during the three months ended March 31, 2012. The decrease in net cash provided by operating activities of $11.7 million was due to a $66.9 million decrease in cash flows from changes in operating assets and liabilities, partially offset by a $55.2 million increase in cash flow from operations. The decrease in cash flows from changes in operating assets and liabilities was primarily due to decreases related to changes in deferred revenues, inventories and contract acquisition payments, net totaling $50.2 million largely the result of fair value acquisition accounting adjustments related to the MacAndrews Acquisition as well as changes in accounts payable and accrued liabilities totaling $8.7 million largely related to the effect on accrued interest of refinancing activities completed during fiscal year 2012. The $55.2 million increase in cash flow from operations was due to an increase in net income after adjusting for the effects of financing and investing activities and non-cash operating items including depreciation and amortization and deferred income taxes.
The Company's net cash used in investing activities was $14.1 million during the three months ended March 31, 2013 compared to $2.2 million during the three months ended March 31, 2012. The increase in cash used in investing activities was primarily due to a decrease of $56.3 million in proceeds from the sale of marketable securities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by a decrease of $36.2 million in cash expended on acquisitions and a decrease of $8.5 million in capital expenditures during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
The Company's net cash used in financing activities was $45.7 million during the three months ended March 31, 2013 compared to $81.0 million during the three months ended March 31, 2012. The decrease in net cash used in financing activities was primarily due to a $33.8 million decrease in payments to parent for the Faneuil Acquisition, a $23.3 million decrease in repayments of credit agreements and other borrowings, a $2.7 million decrease in payments related to derivative instruments and a $2.0 million decrease in dividends paid to parent, partially offset by a $25.0 million decrease in borrowings on credit agreements and a $1.5 million increase in debt issuance costs related to refinancing activities. The consolidated statements of cash flows reflected borrowings of $25.0 million and repayments of $25.6 million made by Faneuil in January 2012.
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
The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 during the three months ended March 31, 2013 except for the refinancing of the revolving credit facility that was in place at December 31, 2012. On February 20, 2013, the Company terminated that revolving credit facility and entered into a new senior secured asset based revolving credit facility. On April 26, 2013, the Company completed a transaction to refinance its non-extended term loans that were to mature in June 2014. See Note 11 - Long-Term Debt and Note 18 - Subsequent Event to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 11 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future. On April 26, 2013, the Company completed a transaction to refinance its non-extended term loans that were to mature in June 2014.

Harland Clarke Holdings Corp. and Subsidiaries

In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the three months ended March 31, 2013 and 2012, the Company incurred $11.2 million and $19.7 million of capital expenditures and $0.1 million and $0.1 million of capitalized interest, respectively. The Company's capital expenditures are estimated to be in the range of $50.0 million to $60.0 million for the fiscal year ending December 31, 2013.

•	Contract Acquisition Payments. During the three months ended March 31, 2013 and 2012, the Company made $10.0 million and $9.6 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's operations. During the three months ended March 31, 2013 and 2012, the Company made $5.2 million and $2.2 million of payments for restructuring, respectively.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company used cash on hand to fund the $70.0 million purchase price for the acquisition of Faneuil that was consummated in March 2012. The Company used proceeds from the issuance of senior secured notes and cash on hand to fund the repayment of $280.2 million of extended term loans in July 2012.
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of March 31, 2013, the Company had $38.5 million of availability under its senior secured asset based revolving credit facility (after giving effect to the issuance of $11.8 million of letters of credit). The Company may also use its senior secured asset based revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed on February 25, 2013 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year

Harland Clarke Holdings Corp. and Subsidiaries

ended December 31, 2012 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
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

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate and manage recent acquisitions as well as future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber-attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment and to grow Scantron's web-based education business;

•	determinations made to limit investments in, restrict marketing efforts for or discontinue certain products which are not part of the Company's strategic plans;

Harland Clarke Holdings Corp. and Subsidiaries

•	our ability to achieve VSOE of fair value for multiple-element arrangements for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients' budget deficits, which could have an adverse impact on our Scantron and Faneuil segments;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances; and

•	unanticipated internal control deficiencies or weaknesses.
The Company encourages investors to read carefully the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates, which could affect its business, results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities.
At March 31, 2013, the Company had $1,386.8 million of term loans outstanding under its credit agreement, $11.8 million of letters of credit outstanding under its senior secured asset based revolving credit facility, $204.3 million of floating rate senior notes, $271.3 million of 9.50% fixed rate senior notes and $235.0 million of 9.75% senior secured notes. All of these outstanding loans bear interest at variable rates, with the exception of the $271.3 million of fixed rate senior notes and $235.0 million of senior secured notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at March 31, 2013 would have resulted in an increase in its interest expense for the three months ended March 31, 2013 of approximately $2.8 million, including the effect of the interest rate derivative transaction discussed below.
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
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of March 31, 2013.
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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 during the three months ended March 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended March 31, 2013.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
New Facility Joinder Agreement to Credit Agreement
On April 26, 2013, the Company entered into a New Facility Joinder Agreement to its credit agreement under which the Company borrowed $750.0 million (the "Tranche B-3 Term Loans"). Proceeds of the Tranche B-3 Term Loans were used to repay, in full, together with all interest and fees accrued in respect of, the Company's non-extended term loans plus other fees and expenses in connection with such refinancing.
The Tranche B-3 Term Loans will mature on May 22, 2018 subject (if the Company's senior secured asset based revolving credit facility is terminated and repaid in full) to a springing maturity 90 days prior to the maturity of the Company's 2015 Senior Notes if they have not otherwise been repaid, extended or refinanced. The Company is required to repay the Tranche B-3 Term Loans in equal quarterly installments in aggregate annual amounts equal to 2.50% of the original amount. In addition, aggregate amortization in respect of all of the Tranche B-3 Term Loans and all other debt sharing liens with such loans (with certain exceptions) must be at least $75.0 million per year (subject to certain reductions). The Company is currently evaluating the impact of the New Facility Joinder Agreement on its consolidated financial position and results of operations.
The Tranche B-3 Term Loans bear, at the Company's option, interest at:

•
A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 4.50% per annum, provided that the rate before the applicable margin shall not be less than 2.50% per annum; or

•	A rate per annum equal to a reserve adjusted LIBOR rate, plus an applicable margin of 5.50% per annum, provided that the reserve adjusted LIBOR rate shall not be less that 1.50% per annum.
All other terms are substantially the same as the Company's credit agreement.

Harland Clarke Holdings Corp. and Subsidiaries

Item 6. Exhibits

Exhibit Number	Description
4.21
Credit Agreement, dated as of February 20, 2013, by and among the Lenders thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers.

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated April 30, 2013.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated April 30, 2013.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Date:	April 30, 2013	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2013	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.21
Credit Agreement, dated as of February 20, 2013, by and among the Lenders thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers.

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated April 30, 2013.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated April 30, 2013.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)
Furnished, not filed. Furnished with this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.