Form 10-Q
period 2013-06-30
HARLAND CLARKE HOLDINGS CORP
filed 2013-08-02
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐    No  ☑

As of July 31, 2013, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84.6	$102.0
Accounts receivable (net of allowances of $1.4 and $1.5)	150.5	132.1
Inventories	36.4	29.0
Income taxes receivable	23.2	23.7
Notes receivable - related party	30.0	30.0
Deferred tax assets	45.1	45.1
Prepaid expenses and other current assets	67.6	56.7
Total current assets	437.4	418.6
Property, plant and equipment	297.8	269.5
Less accumulated depreciation	(114.3)	(79.5)
Property, plant and equipment, net	183.5	190.0
Goodwill	765.6	761.6
Other intangible assets, net	1,501.9	1,535.6
Contract acquisition payments, net	22.5	17.6
Other assets	87.9	63.0
Total assets	$2,998.8	$2,986.4
LIABILITIES AND STOCKHOLDER'S EQUITY / DEFICIT
Current liabilities:
Accounts payable	$47.7	$44.5
Deferred revenues	135.5	133.9
Current maturities of long-term debt	89.9	78.5
Accrued liabilities:
Salaries, wages and employee benefits	57.7	55.9
Income and other taxes payable	12.1	11.9
Customer incentives	53.2	52.0
Payable to parent	0.3	0.1
Other current liabilities	53.1	42.1
Total current liabilities	449.5	418.9
Long-term debt	1,847.7	1,769.3
Deferred tax liabilities	578.0	622.7
Deferred revenues	56.3	54.2
Other liabilities	68.0	86.1
Commitments and contingencies
Stockholder's equity / deficit:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	49.9	76.1
Accumulated deficit	(49.4)	(40.6)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(0.5)	0.4
Unrecognized amounts included in postretirement obligations, net of taxes	(0.7)	(0.7)
Total accumulated other comprehensive loss, net of taxes	(1.2)	(0.3)
Total stockholder's equity / deficit	(0.7)	35.2
Total liabilities and stockholder's equity / deficit	$2,998.8	$2,986.4
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Product revenues, net	$326.5	$311.6	$647.9	$642.8
Service revenues, net	110.8	94.3	218.9	176.9
Total net revenues	437.3	405.9	866.8	819.7
Cost of products sold	189.3	197.1	374.1	415.8
Cost of services provided	65.2	65.5	130.5	130.9
Total cost of revenues	254.5	262.6	504.6	546.7
Gross profit	182.8	143.3	362.2	273.0
Selling, general and administrative expenses	97.3	101.5	191.2	207.0
Revaluation of contingent consideration	—	—	—	(0.5)
Asset impairment charges	—	—	0.9	—
Restructuring costs	6.7	3.7	13.3	5.0
Operating income	78.8	38.1	156.8	61.5
Interest income	0.2	0.2	0.4	0.5
Interest expense	(55.8)	(51.2)	(111.8)	(109.7)
Loss on early extinguishment of debt	(61.0)	—	(61.0)	—
Loss from equity method investment	(0.2)	—	(0.4)	—
Other expense, net	—	—	—	(0.2)
Loss before income taxes	(38.0)	(12.9)	(16.0)	(47.9)
Benefit for income taxes	(15.5)	(5.2)	(7.2)	(17.3)
Net loss	$(22.5)	$(7.7)	$(8.8)	$(30.6)
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(22.5)	$(7.7)	$(8.8)	$(30.6)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.4)	(0.9)	(0.9)	(0.4)
Reclassification adjustments for loss on derivative instruments included in net loss	—	—	—	0.1
Unrealized losses on investments:
Unrealized losses on investments during period	—	—	—	(0.2)
Less reclassification adjustment for amounts included in net loss	—	—	—	0.1
Net change in unrealized losses on investments	—	—	—	(0.1)
Total other comprehensive loss, net of tax	(0.4)	(0.9)	(0.9)	(0.4)
Comprehensive loss	$(22.9)	$(8.6)	$(9.7)	$(31.0)

Tax Expense of Other Comprehensive Loss Included in Above Amounts:
Less reclassification adjustment for amounts included in net loss	$—	$—	$—	$(0.1)
Total net tax expense included in other comprehensive loss	$—	$—	$—	$(0.1)

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net loss	$(8.8)	$(30.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30.4	37.6
Amortization of intangible assets	64.5	68.2
Amortization of debt fair value adjustments, original issue discount, original issue premium and deferred financing fees	46.5	64.1
Loss on early extinguishment of debt	61.0	—
Revaluation of contingent consideration	—	(0.5)
Loss on sale of marketable securities	—	0.2
Deferred income taxes	(43.8)	(71.5)
Asset impairments	0.9	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(18.4)	(13.1)
Inventories	(3.8)	12.8
Prepaid expenses and other assets	(1.7)	(8.9)
Contract acquisition payments, net	(4.9)	(9.3)
Accounts payable and accrued liabilities	(5.7)	(12.2)
Deferred revenues	(1.3)	51.0
Income and other taxes	(14.0)	(5.5)
Payable to parent	0.2	(0.2)
Other, net	6.2	1.5
Net cash provided by operating activities	107.3	83.6
Investing activities
Purchase of businesses, net of cash acquired	(34.8)	(36.2)
Proceeds from sale of property, plant and equipment	0.9	0.1
Proceeds from sale of marketable securities	—	56.3
Capital expenditures	(23.6)	(30.2)
Capitalized interest	(0.3)	(0.2)
Computer software development	(6.5)	(6.5)
Net cash used in investing activities	(64.3)	(16.7)
Financing activities
Dividends paid to parent	(26.2)	(25.8)
Acquisition of business from parent	—	(33.8)
Payments for derivative instruments	(1.3)	(7.0)
Issuance of notes	54.5	—
Redemption of notes	(50.0)	—
Borrowings on credit agreements	742.5	25.0
Repayments of credit agreements and other borrowings	(764.0)	(43.3)
Debt issuance costs	(15.9)	(0.4)
Net cash used in financing activities	(60.4)	(85.3)
Net decrease in cash and cash equivalents	(17.4)	(18.4)
Cash and cash equivalents at beginning of period	102.0	101.8
Cash and cash equivalents at end of period	$84.6	$83.4
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$54.2	$43.8
Income taxes, net of refunds	50.7	58.3
Non cash financing activities:
Extinguishment of Faneuil debt to parent	$—	$25.4

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
On May 31, 2013, the Company acquired NCP Solutions, LLC ("NCP Solutions") (see Note 3). NCP Solutions is a leading end-to-end communications solutions provider to consumer finance companies, banks, mortgage lenders, mortgage subservicers, credit unions, auto and equipment finance companies, auto service contract providers, direct marketing companies, healthcare and health insurance companies, check producers and various other customers. The NCP Solutions business is included in the Harland Clarke segment for financial reporting purposes.
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
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products as well as transactional document printing, including statements, compliance documents and communications, to financial and commercial institutions. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards, survey services and other business and home office products to consumers and businesses.
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
The Company and each of its existing domestic subsidiaries, other than unrestricted subsidiaries (of which there were none at June 30, 2013) and certain immaterial subsidiaries, are guarantors and in some instances may also be co-borrowers under the Term Loan and co-issuers under the 2015 Senior Notes and 2018 Senior Secured Notes (as defined hereinafter) (see Note 11). Harland Clarke Holdings is a holding company and has no significant assets at June 30, 2013 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
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
3. Acquisitions
NCP Solutions Acquisition
On May 31, 2013, the Company acquired 100% of the equity of NCP Solutions for an acquisition-date purchase price of $35.2, net of cash acquired of $0.3, and after giving effect to working capital adjustments of $0.5 (the "NCP Solutions Acquisition"). NCP Solutions is a leading end-to-end communications solutions provider to consumer finance companies, banks, mortgage lenders, mortgage subservicers, credit unions, auto and equipment finance companies, auto service contract providers, direct marketing companies, healthcare and health insurance companies, check producers and various other customers.
NCP Solutions delivers personalized, time-sensitive and confidential print and electronic business communications. These communications include billing, investment, demand deposit and sharedraft statements, event-triggered letters, installment loan and mortgage payment coupon books and direct marketing materials. NCP Solutions' vertically integrated production process and electronic and print competencies enable it to supply customers with a robust outsourced document management solution.
The preliminary allocation of purchase price resulted in identified intangible assets of $25.0, including customer relationships of $20.0, trademarks of $3.0, software of $2.0 and goodwill of $4.2. The remaining $6.3 of purchase price was allocated to tangible assets and liabilities. The goodwill arises because the total consideration for NCP Solutions, which reflects its future earnings and cash flow potential, exceeds the fair value of net assets acquired. The goodwill resulting from the acquisition was assigned to the Harland Clarke segment. Of the goodwill recognized, $2.8 is deductible for income tax purposes. NCP Solutions' results of operations have been included in the Company's operations since the date of its acquisition. The Company financed the acquisition with Harland Clarke Holdings' cash on hand. The pro forma effects of the NCP Solutions Acquisition on the consolidated results of operations were not material.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table summarizes the historical cost of assets and liabilities assumed on March 19, 2012, the date of the Faneuil Acquisition:

Cash		$2.3
Accounts receivable		11.8
Property, plant and equipment		10.3
Goodwill		13.0
Other intangible assets:
Customer relationships	$0.2
Tradenames	0.8
Software	0.3
Total other intangible assets		1.3
Other assets		7.2
Total assets acquired		45.9
Deferred revenues		1.2
Capital leases		1.0
Other liabilities		7.5
Net assets acquired		$36.2
The pro forma effects of the Faneuil Acquisition on the consolidated results of operations were not material.
4. Inventories
Inventories consist of the following:

	June 30, 2013	December 31, 2012
Finished goods	$9.1	$7.7
Work-in-process	12.2	8.2
Raw materials	15.1	13.1
	$36.4	$29.0
5. Assets Held For Sale
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	June 30, 2013	December 31, 2012
Land	$—	$1.0
Buildings and improvements	—	2.1
	$—	$3.1
At December 31, 2012, assets held for sale consisted of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
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
6. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the six months ended June 30, 2013 is as follows:

	Harland Clarke	Harland Financial Solutions	Scantron	Faneuil	Total
Balance as of December 31, 2012	$417.0	$282.7	$40.2	$21.7	$761.6
2013 acquisition	4.2	—	—	—	4.2
Effect of exchange rate changes	—	(0.1)	(0.1)	—	(0.2)
Balance as of June 30, 2013	$421.2	$282.6	$40.1	$21.7	$765.6
Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	Useful Life (in years)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Amortized intangible assets:
Customer relationships	3 - 19	$1,547.9	$1,528.0	$187.6	$132.7	$1,360.3	$1,395.3
Trademarks and tradenames	15 - 25	104.4	101.4	7.8	5.3	96.6	96.1
Software	3 - 9	64.4	56.5	20.2	13.1	44.2	43.4
		1,716.7	1,685.9	215.6	151.1	1,501.1	1,534.8
Indefinite-lived intangible assets:
Tradename		0.8	0.8	—	—	0.8	0.8
Total other intangible assets		$1,717.5	$1,686.7	$215.6	$151.1	$1,501.9	$1,535.6
Amortization expense was $32.8 and $64.5 for the three and six months ended June 30, 2013, respectively, and $34.7 and $68.2 for the three and six months ended June 30, 2012, respectively. Amortization expense includes amortization of software of $3.9 and $7.0 for the three and six months ended June 30, 2013, respectively, and $3.0 and $5.8 for the three and six months ended June 30, 2012, respectively.
The weighted average amortization period for all amortizable intangible assets recorded in connection with the NCP Solutions Acquisition was 12.9 years. The weighted average amortization period for each major class of amortizable intangible assets recorded in connection with the NCP Solutions Acquisition was as follows: customer relationships - 15 years, trademarks - 4 years and software - 5 years.
Estimated aggregate amortization expense for intangible assets through December 31, 2017 is as follows:

Six months ending December 31, 2013	$66.8
Year ending December 31, 2014	125.2
Year ending December 31, 2015	117.3
Year ending December 31, 2016	105.3
Year ending December 31, 2017	98.9
During the six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $0.7 for the Scantron segment related to software that was determined to have no future use. That determination was the result of Scantron's decision to exit certain product lines in the education market (see Note 16). The impairment charge was included in asset impairment charges in the accompanying consolidated statements of operations.

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
(dollars in millions)
(unaudited)

7. Business Segment Information
The Company has organized its business along four reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•
Harland Clarke segment — Provides checks and related products, transactional document printing, direct marketing services and customized business and home office products to financial and commercial institutions, as well as consumers and other businesses. This segment operates primarily in the United States and Puerto Rico.

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
Selected summarized financial information for the three months ended June 30, 2013 and 2012 is as follows:

	Harland Clarke(1)	Harland Financial Solutions	Scantron	Faneuil(2)	Corporate and Other	Total
Product revenues, net
Three months ended June 30, 2013	$275.9	$27.0	$20.9	$2.7	$—	$326.5
Three months ended June 30, 2012	273.1	15.9	21.3	1.3	—	311.6
Service revenues, net
Three months ended June 30, 2013	$11.0	$56.1	$5.8	$37.9	$—	$110.8
Three months ended June 30, 2012	9.0	42.3	7.0	36.0	—	94.3
Intersegment revenues
Three months ended June 30, 2013	$0.1	$—	$0.5	$0.2	$(0.8)	$—
Three months ended June 30, 2012	0.1	—	0.4	0.1	(0.6)	—
Operating income (loss)(3)
Three months ended June 30, 2013	$63.2	$22.6	$(5.2)	$4.6	$(6.4)	$78.8
Three months ended June 30, 2012	49.8	1.0	(10.0)	1.9	(4.6)	38.1
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended June 30, 2013	$30.8	$9.3	$5.4	$2.5	$—	$48.0
Three months ended June 30, 2012	37.2	9.5	4.4	3.1	—	54.2
Capital expenditures (excluding capital leases):
Three months ended June 30, 2013	$8.8	$2.4	$0.3	$0.9	$—	$12.4
Three months ended June 30, 2012	7.2	1.0	1.1	1.2	—	10.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the six months ended June 30, 2013 and 2012 is as follows:

	Harland Clarke(1)	Harland Financial Solutions	Scantron	Faneuil(2)	Corporate and Other	Total
Product revenues, net
Six months ended June 30, 2013	$548.7	$48.8	$45.0	$5.4	$—	$647.9
Six months ended June 30, 2012	562.7	31.6	45.3	3.2	—	642.8
Service revenues, net
Six months ended June 30, 2013	$22.1	$111.2	$11.1	$74.5	$—	$218.9
Six months ended June 30, 2012	16.9	76.9	12.7	70.4	—	176.9
Intersegment revenues
Six months ended June 30, 2013	$0.1	$—	$1.0	$0.3	$(1.4)	$—
Six months ended June 30, 2012	0.1	—	0.8	0.2	(1.1)	—
Operating income (loss)(3)
Six months ended June 30, 2013	$130.2	$42.2	$(12.1)	$6.9	$(10.4)	$156.8
Six months ended June 30, 2012	95.2	(6.8)	(20.8)	2.7	(8.8)	61.5
Depreciation and amortization (excluding amortization of deferred financing fees):
Six months ended June 30, 2013	$61.2	$18.2	$10.4	$5.1	$—	$94.9
Six months ended June 30, 2012	73.3	18.6	8.8	5.1	—	105.8
Capital expenditures (excluding capital leases):
Six months ended June 30, 2013	$15.5	$4.8	$1.5	$1.8	$—	$23.6
Six months ended June 30, 2012	20.2	3.3	4.6	2.1	—	30.2
___________________

(1)	Includes results of the acquired NCP Solutions business from the date of acquisition (see Note 3).

(2)	Includes results of the acquired Faneuil business from the date of common control (see Note 3).

(3)
Includes gain from revaluation of contingent consideration arrangements of $0.0 and $0.5 for the three and six months ended June 30, 2012, respectively, restructuring costs of $6.7 and $13.3 for the three and six months ended June 30, 2013 and $3.7 and $5.0 for three and six months ended June 30, 2012, respectively, (see Note 16) and non-cash impairment charges of $0.0 and $0.9 for the three and six months ended June 30, 2013, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

8. Accumulated Other Comprehensive Loss
The following presents changes in accumulated other comprehensive loss, net of tax, by component, during the six months ended June 30, 2013 and 2012:

	Foreign currency translation adjustments	Unrecognized amounts included in postretirement obligations	Derivative fair-value adjustments	Unrealized gains (losses) on investments, net	Total
Six months ended June 30, 2013:
Beginning balance	$0.4	$(0.7)	$—	$—	$(0.3)
Net current period other comprehensive loss	(0.9)	—	—	—	(0.9)
Ending balance	$(0.5)	$(0.7)	$—	$—	$(1.2)

Six months ended June 30, 2012:
Beginning balance	$—	$(0.1)	$(0.1)	$0.1	$(0.1)
Other comprehensive loss before reclassifications	(0.4)	—	—	(0.2)	(0.6)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1	0.2
Net current period other comprehensive (loss) income	(0.4)	—	0.1	(0.1)	(0.4)
Ending balance	$(0.4)	$(0.1)	$—	$—	$(0.5)
The following presents amounts reclassified out of accumulated other comprehensive loss, by component, during the six months ended June 30, 2012:

Details about accumulated other comprehensive income components	Affected line in the statement of operations	Six Months Ended June 30, 2012
Derivative fair-value adjustments	Interest expense	$(0.1)
	Benefit for income taxes	—
	Net loss	$(0.1)

Unrealized gains on investments, net	Other (expense), net	$(0.2)
	Benefit for income taxes	(0.1)
	Net loss	$(0.1)

There were no amounts reclassified out of accumulated other comprehensive loss during the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013.

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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The components of net periodic postretirement benefit cost for these plans consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost	$0.1	$0.1	$0.2	$0.2
Net postretirement benefit cost	$0.1	$0.1	$0.2	$0.2

10. Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the federal and state tax returns of the affiliated group of M & F Worldwide or MacAndrews and subsidiaries, as the case may be, including in each case the Company, for the tax years 2009 through 2012 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material. The Company has recently been notified that the Internal Revenue Service has selected to examine the affiliated group of M & F Worldwide and subsidiaries for the tax year ended December 21, 2011.
There are no events that have occurred since December 31, 2012 that had a material impact on amounts accrued for the Company's uncertain tax positions.
11. Long-Term Debt

	June 30, 2013	December 31, 2012
$1,900.0 Senior Secured Credit Facilities:
Extended Term Loans due 2017	$642.8	$677.4
Non-Extended Term Loans due 2014	—	728.6
Tranche B-3 Term Loans due 2018	750.0	—
Total $1,900.0 Senior Secured Credit Facilities	1,392.8	1,406.0
9.75% Senior Secured Notes due 2018	285.0	235.0
Senior Floating Rate Notes due 2015	204.3	204.3
9.50% Senior Fixed Rate Notes due 2015	221.3	271.3
Capital lease obligations	3.7	3.1
Unamortized original issue discount, original issue premium and acquisition accounting-related fair value discount	(169.5)	(271.9)
	1,937.6	1,847.8
Less: current maturities	(89.9)	(78.5)
Long-term debt, net of current maturities	$1,847.7	$1,769.3
New Facility Joinder Agreement to Credit Agreement
On April 26, 2013, the Company entered into a new facility joinder agreement to the Credit Agreement (as defined hereinafter) under which the Company borrowed $750.0 (the "Tranche B-3 Term Loans"). Proceeds of the Tranche B-3 Term Loans were used to repay, in full, together with all interest and fees accrued in respect of, the Non-Extended Term Loans plus other fees and expenses in connection with such refinancing.
The Tranche B-3 Term Loans will mature on May 22, 2018 subject (if the Revolving Facility (as defined hereinafter) is terminated and repaid in full) to a springing maturity 90 days prior to the maturity of the 2015 Senior Notes if they have not otherwise been repaid, extended or refinanced. The Company is required to repay the Tranche B-3 Term Loans in equal quarterly installments in aggregate annual amounts equal to 2.50% of the original amount. In addition, aggregate amortization in respect of all of the Tranche B-3 Term Loans and all other debt sharing liens with such loans (with certain exceptions) must be at least $75.0 per year (subject to certain reductions). The weighted average interest rate on the Tranche B-3 Term Loans outstanding was 7.0% at June 30, 2013.

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
Revolving Credit Facility due 2018
On February 20, 2013, Harland Clarke Holdings terminated the Revolver (as defined hereinafter) and along with certain of its domestic subsidiaries, as co-borrowers, and its direct parent, CA Acquisition Holdings, Inc. and certain of its other domestic subsidiaries as guarantors, entered into a senior secured asset based revolving credit facility (the "Revolving Facility") with Citibank, N.A., as administrative agent and collateral agent. The Revolving Facility provides for a facility equal to the lesser of $80.0 and a calculated borrowing base consisting of:

•	85% of eligible receivables less unearned revenue; plus

•	the lesser of (i) 85% of the orderly liquidation value of eligible inventory and (ii) 70% of eligible inventory (in each case, at the lower of book value and market); minus

•	eligibility reserves in effect at the time.
The borrowing base at June 30, 2013 was $52.3. The Revolving Facility includes an up to $30.0 subfacility for letters of credit and an up to $10.0 subfacility in the form of short-term swingline loans. As of June 30, 2013, there were no outstanding borrowings under the Revolving Facility and there was $41.9 available for borrowing (giving effect to the issuance of $10.4 of letters of credit).
Borrowings and other obligations under the Revolving Facility are guaranteed by CA Acquisition Holdings, Inc., Harland Clarke Holdings and certain of its domestic subsidiaries and secured by a lien on substantially all of the assets of such loan parties, including inventory, receivables, equipment, intellectual property and real property. The obligations under the Revolving Facility are secured by a first priority lien on inventory, receivables, payment intangibles and other current assets and other assets arising therefrom and proceeds thereof and second priority liens on the remaining collateral, subject to the first priority liens securing the Company's Tranche B-3 Term Loans, Extended Term Loans and 2018 Senior Secured Notes (as defined hereinafter).
The Revolving Facility will terminate on February 20, 2018, with springing maturities 91 days prior to the scheduled maturity date of the Company's Extended Term Loans and 2015 Senior Notes (each as defined hereinafter) all of which mature prior to the termination date of this Revolving Facility.
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
The Revolving Facility has a commitment fee of 0.5% per annum if the average utilization of the Revolving Facility for the preceding fiscal quarter is less than 50% of the total commitments and 0.375% per annum if the average utilization for the preceding fiscal quarter is greater than or equal to 50% of the total commitments. The Revolving Facility has a weighted average fee of 2.00% for issued letters of credit.

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
$1,900.0 Senior Secured Credit Facilities
Extended Term Loans
On July 24, 2012, an amendment (the "Amendment") entered into on May 10, 2012 by the Company to its credit agreement dated as of April 4, 2007 (the "Credit Agreement") became effective, thereby extending the maturity of $973.0 of term loans under the Credit Agreement (the "Extended Term Loans") from June 2014 to June 2017 (subject to a springing maturity 90 days prior to the maturity date of the Company's 2015 Senior Notes (as defined hereinafter) if such notes have not been repaid, extended or refinanced). The effectiveness of the Amendment was conditioned on, among other customary conditions, the repayment of $280.2 of the Extended Term Loans, which repayment was made with net proceeds from the issuance of the 2018 Senior Secured Notes (as defined hereinafter) and cash on hand. After giving effect to such repayment and the effectiveness of the Amendment, there were $692.8 of Extended Term Loans outstanding and $729.0 of non-extended term loans (the "Non-Extended Term Loans") outstanding. The Company is required to repay the Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 10% of the original extended amount after giving effect to the $280.2 prepayment thereof required as a condition precedent to the effectiveness of the Amendment. The Amendment also includes several covenants in addition to those covenants in the Credit Agreement. The weighted average interest rate on the principal amount of Extended Term Loans outstanding was 5.4% at June 30, 2013.
The Extended Term Loans bear, at the Company's option, interest at:

•	A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 4.25% per annum; or

•	A rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 5.25% per annum.
Non-Extended Term Loans
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into the Credit Agreement. The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and matures on June 30, 2014 with respect to the Non-Extended Term Loans. The Non-Extended Term Loans were repaid on April 26, 2013 with proceeds from the Tranche B-3 Term Loans. The Company was required to repay the Non-Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount multiplied by the ratio of Non-Extended Term Loans outstanding on the effective date of the Amendment to the total Non-Extended Term Loans and Extended Term Loans outstanding on the effective date of the Amendment prior to giving effect to the prepayment required as a condition precedent to the effectiveness of the Amendment. In addition, the Credit Agreement required that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provided for a $100.0 revolving credit facility (the "Revolver"). The Revolver included an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The Revolver was terminated on February 20, 2013 upon the execution of the new Revolving Facility.
Under certain circumstances, the Company is permitted to incur additional term loan and/or revolving credit facility indebtedness in an aggregate principal amount of up to $250.0. In addition, the terms of the Credit Agreement, the 2015 Senior Notes (as defined hereinafter), and the 2018 Senior Secured Notes (as defined hereinafter) allow the Company to incur substantial additional debt.
The Non-Extended Term Loans bore, at the Company's option, interest at:

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
The Credit Agreement contains customary affirmative and negative covenants including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale-leaseback transactions. The Company has the right to prepay the term loans at any time without premium or penalty, subject to certain breakage costs. The Company is required to prepay the term loans with 50% of excess cash flow (as defined in the Credit Agreement, with certain reductions set forth in the Credit Agreement, based on achievement and maintenance of leverage ratios) and 100% of the net proceeds of certain issuances, offerings or placements of debt obligations of the Company or any of its subsidiaries (other than permitted debt). Each such prepayment will be applied first to the next eight unpaid quarterly amortization installments on the term loans and second to the remaining amortization installments on the term loans on a pro rata basis. No excess cash flow payment was required in 2013 with respect to 2012. In March 2012, an excess cash flow payment of $12.5 was paid with respect to 2011. Under the terms of the Credit Agreement such excess cash flow payments were applied against other mandatory payments due in the same year of the excess cash flow payment.
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
Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "2015 Senior Notes Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at June 30, 2013. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement and the 2018 Senior Secured Notes. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries and certain other exceptions, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
9.75% Senior Secured Notes due 2018
On July 24, 2012, the Company and Harland Clarke Corp., Harland Financial Solutions, Inc., Scantron Corporation and Checks in the Mail, Inc. (together, the "Co-Issuers") issued $235.0 aggregate principal amount of 9.75% Senior Secured Notes due 2018 (the "2018 Senior Secured Notes"). The Company used the net proceeds from the offering, together with cash on hand, to repay $280.2 aggregate principal amount of outstanding Extended Term Loans under its Credit Agreement.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The 2018 Senior Secured Notes were issued pursuant to an indenture, dated as of July 24, 2012 (the "2018 Senior Secured Notes Indenture"), among the Company, the Co-Issuers, certain of the Company's domestic subsidiaries that guarantee the 2018 Senior Secured Notes (the "Guarantors") and Wells Fargo Bank, National Association, as trustee and collateral agent (the "Trustee"). The Guarantors have guaranteed (the "Guarantees") the Company's and Co-Issuers' obligations under the 2018 Senior Secured Notes and the 2018 Senior Secured Notes Indenture on a senior secured basis. The 2018 Senior Secured Notes and the Guarantees are secured pursuant to a Security Agreement, dated as of July 24, 2012, by and among the Company, the Co-Issuers, the Guarantors and Wells Fargo Bank, National Association, as collateral trustee (the "Collateral Trustee") and a Collateral Trust Agreement, dated as of July 24, 2012, by and among the Company, certain subsidiaries of Harland Clarke Holdings named therein, Credit Suisse AG, Cayman Islands branch, as credit agreement collateral agent, and Wells Fargo Bank, National Association, as trustee and as collateral trustee.
The 2018 Senior Secured Notes mature on August 1, 2018. The 2018 Senior Secured Notes bear interest at a rate of 9.75% per annum, payable on each February 1 and August 1 to holders of record at the close of business on the immediately preceding January 15 and July 15 of each year.
On May 20, 2013, the Company completed an additional offering of $50.0 aggregate principal amount of the 2018 Senior Secured Notes (the "Additional Notes") pursuant to the 2018 Senior Secured Notes Indenture and supplemented on February 20, 2013 (as so supplemented, the "Indenture") under which the Company previously issued $235.0 aggregate principal amount of the 2018 Senior Secured Notes (the "Original Notes", and together with the Additional Notes, the "Notes"). The Additional Notes were sold at a price of 109.00% plus accrued interest from February 1, 2013. The Additional Notes trade as a single series with the Original Notes and are treated substantially the same as the Original Notes under the Indenture. On June 19, 2013, Harland Clarke Holdings used proceeds from the Additional Notes to repay and retire $50.0 of the Fixed Rate Notes.
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
Loss on Early Extinguishment of Debt
In connection with the repayment of $726.6 of the Non-Extended Term Loans and $50.0 of Fixed Rate Notes in the second quarter of 2013, the Company recorded a non-cash loss on early extinguishment of debt of $61.0 resulting from the write-off of unamortized acquisition accounting-related fair value discount, which was attributable to the MacAndrews Acquisition.
Capital Lease Obligations
The Company has outstanding capital lease obligations with principal balances totaling $3.7 and $3.1 at June 30, 2013 and December 31, 2012, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments of $1.0 remaining in 2013, $1.8 in 2014, $0.5 in 2015 and $0.4 in 2016.
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
During June 2010, the Company entered into an interest rate derivative transaction in the form of a three-year interest rate swap with a notional amount of $255.0, which became effective on June 30, 2010 and expired on June 30, 2013. This hedge swapped the underlying variable rate for a fixed rate of 1.264%.
The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	June 30, 2013	December 31, 2012
Interest rate swaps	Other current liabilities	$—	$1.3
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

These derivative instruments were ineffective during the three and six months ended June 30, 2013 and 2012. The following presents the effect of these derivative instruments (effective and ineffective portion) on other comprehensive loss and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Rate Swaps:
Loss reclassified from other comprehensive income into interest expense (effective portion)	$—	$—	$—	$0.1
Loss recognized in interest expense (ineffective portion)	—	0.2	—	1.5
The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

Six Months Ended
June 30,
Balances and Net Changes:	2012
Balance at beginning of period	$0.1
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $0.0	(0.1)
Balance at end of period	$—
There were no balances related to these derivative instruments in accumulated other comprehensive loss in the six months period ended June 30, 2013.
13. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2013, the Company recorded non-cash impairment charges of $0.2 for the Harland Clarke segment related to assets that were determined to have no future use and $0.7 for the Scantron segment related to software that was determined to have no future use (see Note 6).
Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of June 30, 2013 and December 31, 2012 are as follows:

	Balance at
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.1	$0.1	$—	$—

	Balance at
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.1	$0.1	$—	$—
Liability for interest rate swaps	1.3	—	1.3	—
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
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following table presents the Company's liability for contingent consideration related to business combinations measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012
Balance at beginning of period	$0.1	$0.6
Net changes in fair value	—	(0.5)
Balance at end of period	$0.1	$0.1
There was no liability for contingent consideration related to business combinations in the six months period ended June 30, 2013. Fair value of the liability for contingent consideration related to business combinations is estimated utilizing a discounted cash flow analysis. The analysis considers, among other things, estimates of future revenues and the timing of expected future contingent consideration payments.
Fair Value of Financial Instruments
Most of the Company's clients are in the financial services and educational industries. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company does not generally require collateral. Actual losses and allowances have been within management's expectations.
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at June 30, 2013 and December 31, 2012 was approximately $2,053.3 and $1,984.4, respectively. The carrying value of long-term debt at June 30, 2013 and December 31, 2012 was $1,937.6 and $1,847.8 respectively. As described in Note 1, the carrying value of the Company's long-term debt was adjusted to fair value as of the date of the MacAndrews Acquisition.
14. Investments
Equity Method Investment
During 2012, the Company purchased certain equity securities of Transactis, Inc. ("Transactis"), a privately held company, representing a 15.5% ownership interest for $7.0 in cash. The Company accounts for this investment using the equity method due to its ability to influence operating and financial matters of Transactis through its representation on the Transactis board of directors and certain rights under the terms of the stock purchase agreement. The assets, liabilities and results of operations are not significant to the Company's financial position or results of operations. The carrying value of this investment at June 30, 2013 and December 31, 2012 was $6.5 and $6.9, respectively, and is included in other assets in the accompanying consolidated balance sheets.
Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at June 30, 2013:
Corporate equity securities	$0.1	$—	$—	$0.1
Balance at December 31, 2012:
Corporate equity securities	$0.1	$—	$—	$0.1
During the six months ended June 30, 2012, the Company sold its United States treasury securities, which were to mature in 2014, for $56.3 in cash and recognized a loss of $0.2, which is included in other expense, net in the accompanying consolidated statements of operations.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

15. Commitments and Contingencies
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, intellectual property matters, environmental matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
16. Restructuring
Harland Clarke and Corporate
The Company adopted plans during 2011, 2012 and 2013 to realize cost savings in the Harland Clarke segment and Corporate by consolidating printing plants, contact centers and selling, general and administrative functions.
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the six months ended June 30, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Six months ended June 30, 2013:
Severance and severance-related	$6.4	$1.1	$(3.1)	$—	$4.4
Facilities closures and other costs	2.4	4.9	(1.0)	(3.4)	2.9
Total	$8.8	$6.0	$(4.1)	$(3.4)	$7.3

Six months ended June 30, 2012:
Severance and severance-related	$4.5	$1.6	$(0.4)	$—	$5.7
Facilities closures and other costs	3.0	1.1	(0.9)	(0.5)	2.7
Total	$7.5	$2.7	$(1.3)	$(0.5)	$8.4
The non-cash utilization of $3.4 and $0.5 in 2013 and 2012, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $2.5 for costs related to these plans. The Company expects to make payments for severance and severance-related costs through 2014. Ongoing lease commitments related to these plans continue through 2017.
Harland Financial Solutions
During 2012, the Company adopted a plan to realize additional cost savings in the Harland Financial Solutions segment by eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Harland Financial Solutions segment for the six months ended June 30, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Six months ended June 30, 2013:
Severance and severance-related	$0.1	$0.2	$—	$—	$0.3
Facilities and other costs	1.3	(0.2)	(0.2)	0.2	1.1
Total	$1.4	$—	$(0.2)	$0.2	$1.4

Six months ended June 30, 2012:
Severance and severance-related	$—	$0.4	$(0.3)	$—	$0.1
Facilities and other costs	1.5	—	(0.1)	—	1.4
Total	$1.5	$0.4	$(0.4)	$—	$1.5

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Scantron
During the six months ended June 30, 2013, the Company adopted a plan in the Scantron segment to exit certain product lines in the education market. The plan resulted in the closure of four leased facilities and the elimination of operations and selling, general and administrative expenses associated with those product lines, largely occurring in the second quarter of 2013.
The Company previously adopted plans during 2011 and 2012 to realize cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the six months ended June 30, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Six months ended June 30, 2013:
Severance and severance-related	$3.2	$3.8	$(4.1)	$—	$2.9
Facilities and other costs	0.9	3.1	(0.8)	(0.8)	2.4
Total	$4.1	$6.9	$(4.9)	$(0.8)	$5.3

Six months ended June 30, 2012:
Severance and severance-related	$2.0	$1.3	$(1.4)	$—	$1.9
Facilities and other costs	1.4	0.3	(0.9)	—	0.8
Total	$3.4	$1.6	$(2.3)	$—	$2.7
The non-cash utilization in the table above includes adjustments to the carrying value of other property, plant and equipment. Ongoing lease commitments related to these plans continue to 2018. The Company expects to make payments for severance and severance-related costs through 2014.
Faneuil
The Company adopted a plan in 2012 to realize cost savings in the Faneuil segment by consolidating certain operations and eliminating certain selling, general and administrative expenses. The following table details the components of the Company's restructuring accruals related to the Faneuil segment for the six months ended June 30, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Six months ended June 30, 2013:
Severance and severance-related	$0.6	$0.4	$(0.7)	$0.3
Facilities and other costs	0.2	—	—	0.2
Total	$0.8	$0.4	$(0.7)	$0.5

Six months ended June 30, 2012:
Facilities and other costs	$—	$0.3	$(0.3)	$—
Total	$—	$0.3	$(0.3)	$—
Restructuring accruals for all of the segments' plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2018.
17. Transactions with Related Parties
The Company participates in MacAndrews' directors and officers insurance program, which covers the Company as well as MacAndrews and MacAndrews' other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. At June 30, 2013, the Company recorded prepaid expenses and other assets of $0.8

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

and $1.3, respectively, relating to the directors and officers insurance program. At December 31, 2012, the Company recorded prepaid expenses and other assets of $0.7 and $1.0, respectively, related to the directors and officers insurance program. The Company paid $1.0 and $1.9 to MacAndrews during the six months ended June 30, 2013 and 2012, respectively, under the directors and officers insurance program. The Company also participates in certain other insurance programs with MacAndrews under which it pays premiums directly to the insurance broker.
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at June 30, 2013. Interest income of $0.1 and $0.3 was recorded and related payments were received during the three and six months ended June 30, 2013, respectively. Interest income of $0.2 and $0.4 was recorded and related payments were received during the three and six months ended June 30, 2012, respectively.
Other
The Company expensed $0.7 and $1.4 during the three and six months ended June 30, 2013, respectively, and $0.7 and $1.4 during the three and six months ended June 30, 2012, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
During the six months ended June 30, 2013 and 2012, the Company paid cash dividends of $26.2 and $25.8, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
On March 19, 2012, the Company completed the Faneuil Acquisition from affiliates of MacAndrews, its indirect parent (see Note 3). In connection with the Faneuil Acquisition, Faneuil's revolving credit facility with an affiliate of MacAndrews, which was entered into on January 25, 2012, was extinguished (see Note 11).
18. Subsequent Event
On July 23, 2013, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Davis + Henderson Corporation ("D+H"), Spoke Acquisition, Inc. ("Acquirer I"), D+H Ltd. ("Acquirer II", collectively with Acquirer I, the "Buyer"), and MacAndrews. Pursuant to the terms of the Stock Purchase Agreement, the Buyer agreed to acquire all of the outstanding shares of capital stock of each of Harland Financial Solutions, Inc., Harland Financial Solutions Worldwide Limited and Harland Israel Ltd. (collectively, "HFS") from the Company (the "Transaction") for a purchase price of $1.2 billion in cash, which amount is subject to both a pre-closing and post-closing adjustment for working capital in accordance with the terms and conditions of the Stock Purchase Agreement.
The Transaction is subject to customary closing conditions, including the absence of a legal impediment to the Transaction and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Condition"). The obligations of the Company and Buyer to close the Transaction are also subject to, among others, (a) the accuracy of representations and warranties of the other party as set forth in the Stock Purchase Agreement (in each case subject to material adverse effect qualifications), (b) the other party having performed in all material respects its obligations under the Stock Purchase Agreement and (c) in the case of the Buyer's obligations to close, HFS not having suffered a material adverse effect and all third party debt of HFS having been released. The Transaction is not subject to a financing condition. The Company expects the Transaction to close in the third quarter of 2013.
The Stock Purchase Agreement includes representations and warranties customary for an arm's length acquisition agreement. The Stock Purchase Agreement contains customary covenants of the Company and the Buyer, including with respect to the conduct of the HFS business during the interim period between the execution of the Stock Purchase Agreement and the earlier to occur of the closing of the Transaction and the termination of the Stock Purchase Agreement.
The Stock Purchase Agreement may be terminated at any time prior to the Closing: (a) by mutual written consent of the parties; (b) by either of the parties, if any governmental authority has issued a final and non-appealable order, decree or ruling prohibiting the Transaction; (c) by the Company, if there has been a breach by the Buyer of any representation or warranty or any covenant or agreement contained in the Stock Purchase Agreement that would result in a failure of a closing condition and which breach cannot be cured or has not been cured (to the extent necessary to avoid a failure of such condition) within fifteen (15) days after the giving of written notice to the Buyer; (d) by the Buyer, if there has been a breach by the Company of any representation or warranty or any covenant or agreement contained in the Stock Purchase Agreement that would result in a failure of a closing condition and which breach cannot be cured or has not been cured (to the extent necessary to avoid a failure of such condition) within fifteen (15) days after the giving of written notice to the Company; or (e) by either the Company or

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

the Buyer, if the Closing does not occur by the close of business on September 30, 2013, which date may be extended by either such party to February 28, 2014 if the HSR Condition remains unsatisfied as of three business days prior to September 30, 2013.
The Stock Purchase Agreement contains customary indemnification obligations of each party with respect to breaches of their respective representations, warranties, covenants and obligations, and certain other designated matters. D+H agreed to guarantee the performance of the Buyer, and guaranteed that the Buyer will fully, completely and timely pay and perform all its obligations and assume all its liabilities under the Stock Purchase Agreement.
The Stock Purchase Agreement provides that, at the Closing, the Company, the Buyer and D+H will enter into an ancillary agreement providing for certain transitional services to the Buyer following the Closing on terms customary for a transaction of this type.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the six months ended June 30, 2013 and 2012 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
The Harland Clarke segment offers checks and related products, forms and treasury supplies, and related delivery and fraud prevention products as well as transactional document printing, including statements, compliance documents and communications, to financial and commercial institutions. It also provides direct marketing services to their clients including direct marketing campaigns, direct mail, database marketing, telemarketing and digital marketing. In addition to these products and services, the Harland Clarke segment offers stationery, business cards, survey services and other business and home office products to consumers and businesses.
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

Harland Clarke Holdings Corp. and Subsidiaries

Refinancing Transactions
On May 20, 2013, the Company completed the issuance of additional 2018 Senior Secured Notes. Proceeds from the issuance were used to repay and retire $50.0 million principal amount of fixed rate 2015 Senior Notes. On April 26, 2013, the Company completed a transaction to refinance its non-extended term loans that were to mature in June 2014. On February 20, 2013, the Company completed certain refinancing transactions with respect to its revolving credit facility dated as of April 4, 2007. On July 24, 2012, the Company completed certain refinancing transactions with respect to its credit agreement dated as of April 4, 2007, as amended on May 10, 2012. See Note 11 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
NCP Solutions Acquisition
On May 31, 2013, the Company acquired 100% of the equity of NCP Solutions, LLC ("NCP Solutions") for $35.5 million, after giving effect to working capital adjustments of $0.5 million (the "NCP Solutions Acquisition"). NCP Solutions is a leading end-to-end communications solutions provider to consumer finance companies, banks, mortgage lenders, mortgage subservicers, credit unions, auto and equipment finance companies, auto service contract providers, direct marketing companies, healthcare and health insurance companies, check producers and various other customers. The NCP Solutions business is included in the Harland Clarke segment for financial reporting purposes.
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

Harland Clarke Holdings Corp. and Subsidiaries

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
Scantron
While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron's on-line testing products. Educational funding changes may also reduce the rate of consumption of Scantron's forms and purchase of additional hardware to process these forms. Scantron's education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse effect on Scantron's operating results. Scantron's recent exit from certain product lines in the education market may also have an adverse effect on its ongoing business and business prospects. Scantron is subject to federal and state educational budget allotments. In the current economic and political landscapes, these budget allotments may come under pressure and could be reduced, thus affecting customer willingness to invest in Scantron products.
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

Harland Clarke Holdings Corp. and Subsidiaries

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

Harland Clarke Holdings Corp. and Subsidiaries

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
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The operating results for the three months ended June 30, 2013 and 2012, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired Faneuil business for the full period since Faneuil and the Company were under common control during each of the periods. They include the operating results of the acquired NCP Solutions business from May 31, 2013, the date of the acquisition. They also include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above.
Net Revenues:

	Three Months Ended
	June 30,
	2013	2012
Consolidated Net Revenues:
Harland Clarke segment	$287.0	$282.2
Harland Financial Solutions segment	83.1	58.2
Scantron segment	27.2	28.7
Faneuil segment	40.8	37.4
Eliminations	(0.8)	(0.6)
Total	$437.3	$405.9
Net revenues increased by $31.4 million, or 7.7%, to $437.3 million in the 2013 period from $405.9 million in the 2012 period.
Net revenues for the Harland Clarke segment increased by $4.8 million, or 1.7%, to $287.0 million in the 2013 period from $282.2 million in the 2012 period primarily due to the NCP Solutions Acquisition that increased net revenues by $8.0 million, an increase in revenues per unit that increased net revenues by $4.1 million and an increase in non-check revenues of $0.4 million. These increases were partially offset by volume declines, net of conversions and client additions and losses, that reduced net revenues by $7.5 million and a decrease in net benefits of $0.5 million for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Non-cash fair value acquisition adjustments to deferred revenues and client incentives were a net benefit of $8.3 million in the 2013 period compared to a net benefit of $8.8 million in the 2012 period.
Net revenues for the Harland Financial Solutions segment increased by $24.9 million, or 42.8%, to $83.1 million in the 2013 period from $58.2 million in the 2012 period primarily due to a $12.1 million net increase in software license revenues as a result of meeting revenue recognition criteria for certain product lines and organic growth, a $10.8 million decrease in charges from non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition as well as a $1.3 million increase in maintenance revenues and a $1.0 million increase in services revenues, each of which was due to increased implementations of credit management solutions. These increases were partially offset by a $0.6 million decrease in early termination fees. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $0.5 million in the 2013 period compared to $11.3 million in the 2012 period.

Harland Clarke Holdings Corp. and Subsidiaries

Net revenues for the Scantron segment decreased by $1.5 million, or 5.2%, to $27.2 million in the 2013 period from $28.7 million in the 2012 period primarily due to volume declines in scanners and forms that reduced net revenues by $2.4 million and a $0.9 million increase in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $1.9 million increase in net revenues for the web-based products. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $1.9 million in the 2013 period compared to $1.0 million in the 2012 period.
Net revenues for the Faneuil segment increased by $3.4 million, or 9.1%, to $40.8 million in the 2013 period from $37.4 million in the 2012 period primarily due to a $2.4 million increase from new business contracts and a $2.0 million decrease in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $1.0 million decrease resulting from a contract price decrease. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $2.0 million in the 2012 period.
Elimination of net revenues increased to $0.8 million in the 2013 period from $0.6 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Cost of Revenues:

	Three Months Ended
	June 30,
	2013	2012
Consolidated Cost of Revenues:
Harland Clarke segment	$175.6	$184.0
Harland Financial Solutions segment	32.4	30.9
Scantron segment	16.2	18.6
Faneuil segment	31.1	29.7
Eliminations	(0.8)	(0.6)
Total	$254.5	$262.6
Cost of revenues decreased by $8.1 million, or 3.1%, to $254.5 million in the 2013 period from $262.6 million in the 2012 period.
Cost of revenues for the Harland Clarke segment decreased by $8.4 million, or 4.6%, to $175.6 million in the 2013 period from $184.0 million in the 2012 period primarily due to $7.8 million of cost reductions resulting from technology enabled efficiencies and other cost reduction and restructuring initiatives, a $4.8 million decrease in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, a $3.0 million decrease in variable expenses related to volume declines and a $0.9 million decrease in depreciation and amortization not related to purchase accounting. These decreases were partially offset by the NCP Solutions Acquisition that increased cost of revenues by $6.9 million and a $1.2 million increase in professional fees. Non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $9.0 million in the 2013 period, including $9.1 million in depreciation and amortization and a benefit of $0.1 million in other non-cash adjustments, compared to $13.8 million in the 2012 period, including $14.0 million in depreciation and amortization and a benefit of $0.2 million in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Harland Clarke segment decreased to 61.2% in the 2013 period from 65.2% in the 2012 period primarily due to technology enabled efficiencies and other cost reduction and restructuring initiatives and a decrease in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Harland Financial Solutions segment increased by $1.5 million, or 4.9%, to $32.4 million in the 2013 period from $30.9 million in the 2012 period primarily due to a $0.7 million increase resulting from revenue growth, a $0.5 million increase in labor expense due to increased headcount and a $0.3 million increase in internal software expense. Net charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $1.7 million in the 2013 period, including $2.1 million in depreciation and amortization and a $0.4 million benefit in other non-cash adjustments, compared to $1.9 million in the 2012 period, including $2.5 million in depreciation and amortization and a $0.6 million benefit in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment decreased to 39.0% in the 2013 period from 53.1% in the 2012 period primarily due to increased revenues in the 2013 period as discussed above.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of revenues for the Scantron segment decreased by $2.4 million, or 12.9%, to $16.2 million in the 2013 period from $18.6 million in the 2012 period primarily due to a decrease of $3.7 million resulting from volume declines and cost reduction and restructuring initiatives, partially offset by a $1.0 million increase resulting from lower cost deferrals in the 2013 period related to implementation services for revenues that have not yet been recognized and a $0.4 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $5.7 million in the 2013 period, including a $5.2 million benefit in depreciation and amortization and a $0.5 million benefit in other non-cash adjustments, compared to $6.1 million in the 2012 period, including a $5.7 million benefit in depreciation and amortization and a $0.4 million benefit in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Scantron segment decreased to 59.6% in the 2013 period from 64.8% in the 2012 period primarily due to cost reduction and restructuring initiatives.
Cost of revenues for the Faneuil segment increased by $1.4 million, or 4.7%, to $31.1 million in the 2013 period from $29.7 million in the 2012 period primarily due to a $0.8 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition and a $0.6 million increase in implementation costs related to new contracts and operational costs associated with the new business. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.2 million in the 2013 period, all of which was in depreciation and amortization, compared to $1.0 million in the 2012 period, including a $1.3 million benefit in depreciation and amortization and a $0.3 million charge in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Faneuil segment decreased to 76.2% in the 2013 period from 79.4% in the 2012 period due to the change in business mix.
Elimination of cost of revenues increased to $0.8 million in the 2013 period from $0.6 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Selling, General and Administrative Expenses:

	Three Months Ended
	June 30,
	2013	2012
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$44.3	$46.4
Harland Financial Solutions segment	28.1	25.9
Scantron segment	13.4	18.9
Faneuil segment	5.1	5.7
Corporate	6.4	4.6
Total	$97.3	$101.5
Selling, general and administrative expenses decreased by $4.2 million, or 4.1%, to $97.3 million in the 2013 period from $101.5 million in the 2012 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $2.1 million, or 4.5%, to $44.3 million in the 2013 period from $46.4 million in the 2012 period primarily due to a $2.7 million decrease resulting from cost reduction and restructuring initiatives consisting largely of labor expense reductions and a $1.4 million decrease in advertising expenses, partially offset by the NCP Solutions Acquisition that increased selling, general and administrative expenses by $0.8 million, a $0.5 million increase in equipment lease and maintenance expenses, a $0.4 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition and a $0.2 million increase in travel expenses. Non-cash fair value acquisition accounting adjustments related to the MacAndrews acquisition were a net benefit of $0.3 million for the 2013 period, all of which was in depreciation and amortization, compared to a net benefit of $0.7 million in the 2012 period, including a $1.2 million benefit in other non-cash adjustments and a $0.5 million increase in depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment decreased to 15.4% in the 2013 period from 16.4% in the 2012 period primarily due to cost reduction and restructuring initiatives.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $2.2 million, or 8.5%, to $28.1 million in the 2013 period from $25.9 million in the 2012 period primarily due to a $1.0 million increase in commission expense resulting from revenue growth, a $0.5 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, a $0.5 million increase in travel expense, a $0.5 million increase in depreciation and amortization unrelated to purchase accounting and a $0.4 million increase in labor expense due to increased headcount. These increases were partially offset by a $0.7 million decrease resulting from an increase in capitalization of software development costs. Net benefits for non-cash fair value acquisition adjustments related to the MacAndrews Acquisition were $0.8 million in the 2013 period, all of which was in other non-cash adjustments, compared to $1.3 million in the 2012 period, including a $1.6 million benefit in other non-cash adjustments and a $0.3 million increase in depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment decreased to 33.8% in the 2013 period from 44.5% in the 2012 period primarily due to increased revenues in the 2013 period as discussed above.
Selling, general and administrative expenses for the Scantron segment decreased $5.5 million, or 29.1%, to $13.4 million in the 2013 period from $18.9 million in the 2012 period primarily due to a decrease of $6.5 million resulting from cost reduction and restructuring initiatives and a $1.0 million decrease in costs related to projects to increase efficiencies, partially offset by an increase of $2.1 million primarily due to higher depreciation unrelated to purchase accounting, a decrease in capitalization of software development costs and a decrease in cost deferrals related to implementation services for revenues that have not yet been recognized. Non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.3 million in both the 2013 and 2012 periods, with each period including $0.2 million in depreciation and amortization and a $0.1 million charge in other non-cash adjustments. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment decreased to 49.3% in the 2013 period from 65.9% in the 2012 period primarily due to cost reduction and restructuring initiatives.
Selling, general and administrative expenses for the Faneuil segment decreased by $0.6 million, or 10.5%, to $5.1 million in the 2013 period from $5.7 million in the 2012 period primarily due to cost reductions of $0.7 million, partially offset by a $0.1 million increase in operational costs associated with new business. Selling, general and administrative expenses as a percentage of revenues for the Faneuil segment decreased to 12.5% in the 2013 period from 15.2% in the 2012 period primarily due to cost reductions and a change in business mix.
Corporate selling, general and administrative expenses increased by $1.8 million, or 39.1%, to $6.4 million in the 2013 period from $4.6 million in the 2012 period primarily due to corporate development activities.
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions. During the first quarter of 2013, the Company adopted a plan in the Scantron segment to exit certain product lines in the education market, which resulted in the closure of leased facilities and the elimination of operations and selling, general and administrative expenses associated with those product lines.
In the 2013 period, the Company recorded restructuring costs of $3.9 million for the Harland Clarke segment and $2.8 million for the Scantron segment related to these plans. In the 2012 period, the Company recorded restructuring costs of $2.0 million for the Harland Clarke segment, $0.4 million for the Harland Financial Solutions segment, $1.2 million for the Scantron segment and $0.1 million for the Faneuil segment related to these plans.
Interest Expense
Interest expense was $55.8 million in the 2013 period compared to $51.2 million in the 2012 period. The increase in interest expense was primarily due to the refinancing of a portion of outstanding debt at higher interest rates and an increase in amortization of deferred financing fees and issuance discounts, partially offset by fair value acquisition accounting adjustments to the principal amount of debt outstanding at the time of the MacAndrews Acquisition that resulted in an $11.0 million decrease in non-cash interest expense. In addition, other fair value acquisition accounting adjustments to deferred financing costs and interest rate swaps resulted in a $1.6 million decrease in non-cash interest expense.

Harland Clarke Holdings Corp. and Subsidiaries

Loss on Early Extinguishment of Debt
The non-cash loss on early extinguishment of debt of $61.0 million in the 2013 period, which was attributable to refinancing transactions, resulted from the write-off of unamortized acquisition accounting-related fair value discount related to the MacAndrews Acquisition (see Note 1 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Provision for Income Taxes
The Company's effective tax rate was a benefit of 40.8% in the 2013 period and a benefit 40.3% in the 2012 period. The benefit for the 2013 period is higher than the statutory rate primarily due to foreign income for which no provision was recorded. The benefit for the 2012 period is higher than the statutory rate primarily due to tax credits not previously recorded and certain foreign income not subject to tax.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The operating results for the six months ended June 30, 2013 and 2012, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired Faneuil business for the full period since Faneuil and the Company were under common control during each of the periods. They include the operating results of the acquired NCP Solutions business from May 31, 2013, the date of the acquisition. They also include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above.
Net Revenues:

	Six Months Ended
	June 30,
	2013	2012
Consolidated Net Revenues:
Harland Clarke segment	$570.9	$579.7
Harland Financial Solutions segment	160.0	108.5
Scantron segment	57.1	58.8
Faneuil segment	80.2	73.8
Eliminations	(1.4)	(1.1)
Total	$866.8	$819.7
Net revenues increased by $47.1 million, or 5.7%, to $866.8 million in the 2013 period from $819.7 million in the 2012 period.
Net revenues for the Harland Clarke segment decreased by $8.8 million, or 1.5%, to $570.9 million in the 2013 period from $579.7 million in the 2012 period primarily due to volume declines, net of conversions and client additions and losses, that reduced net revenues by $15.7 million, one less production day in the 2013 period and a $0.3 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by the NCP Solutions Acquisition that increased net revenues by $8.0 million, an increase in revenues per unit that increased net revenues by $1.8 million and an increase in non-check revenues of $0.9 million. Non-cash fair value acquisition adjustments to deferred revenues and client incentives were a net benefit of $16.5 million in the 2013 period compared to a net benefit of $16.8 million in the 2012 period.
Net revenues for the Harland Financial Solutions segment increased by $51.5 million, or 47.5%, to $160.0 million in the 2013 period from $108.5 million in the 2012 period primarily due to a $29.5 million decrease in charges from non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, an $18.0 million net increase in software license revenues as a result of meeting revenue recognition criteria for certain product lines and organic growth as well as a $2.0 million increase in maintenance revenues and a $2.0 million increase in services revenues, each of which was due to increased implementations of credit management solutions. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues related to the MacAndrews Acquisition were $1.2 million in the 2013 period compared to $30.7 million in the 2012 period.
Net revenues for the Scantron segment decreased by $1.7 million, or 2.9%, to $57.1 million in the 2013 period from $58.8 million in the 2012 period primarily due to volume declines in scanners and forms that reduced net revenues by $4.5 million, partially offset by a $1.0 million increase in net revenues for web-based products and a $2.1 million decrease in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $3.4 million in the 2013 period compared to $5.5 million in the 2012 period.

Harland Clarke Holdings Corp. and Subsidiaries

Net revenues for the Faneuil segment increased by $6.4 million, or 8.7%, to $80.2 million in the 2013 period from $73.8 million in the 2012 period primarily due to a $4.4 million increase from new business contracts and a $4.1 million decrease in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $2.1 million decrease resulting from a contract price decrease. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $0.1 million in the 2013 period compared to $4.2 million in the 2012 period.
Elimination of net revenues increased to $1.4 million in the 2013 period from $1.1 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Cost of Revenues:

	Six Months Ended
	June 30,
	2013	2012
Consolidated Cost of Revenues:
Harland Clarke segment	$346.6	$388.4
Harland Financial Solutions segment	63.8	61.7
Scantron segment	33.2	38.4
Faneuil segment	62.4	59.3
Eliminations	(1.4)	(1.1)
Total	$504.6	$546.7
Cost of revenues decreased by $42.1 million, or 7.7%, to $504.6 million in the 2013 period from $546.7 million in the 2012 period.
Cost of revenues for the Harland Clarke segment decreased by $41.8 million, or 10.8%, to $346.6 million in the 2013 period from $388.4 million in the 2012 period primarily due to a decrease in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition of $22.5 million, including decreases in inventory adjustments of $12.7 million and depreciation and amortization of $9.8 million. The decrease was also due to $18.5 million of cost reductions resulting from technology enabled efficiencies and other cost reduction and restructuring initiatives, a $7.2 million decrease in variable expenses related to volume declines and a $1.3 million decrease in depreciation and amortization not related to acquisition accounting. These decreases were partially offset by the NCP Solutions Acquisition that increased cost of revenues by $6.9 million and a $2.4 million increase in professional fees. Non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $18.5 million in the 2013 period, including $18.7 million in depreciation and amortization and a $0.2 million benefit in other non-cash adjustments, compared to $41.0 million in the 2012 period, including $28.5 million in depreciation and amortization and $12.5 million in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Harland Clarke segment decreased to 60.7% in the 2013 period from 67.0% in the 2012 period primarily due to technology enabled efficiencies and other cost reduction and restructuring initiatives and a decrease in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Harland Financial Solutions segment increased by $2.1 million, or 3.4%, to $63.8 million in the 2013 period from $61.7 million in the 2012 period primarily due to a $1.0 million increase resulting from revenue growth, a $0.6 million increase in labor expense due to increased headcount and a $0.5 million increase in internal software expense. Net charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $3.5 million in the 2013 period, including $4.3 million in depreciation and amortization and a $0.8 million benefit in other non-cash adjustments, compared to $3.3 million in the 2012 period, including $4.9 million in depreciation and amortization and a $1.6 million benefit in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Harland Financial Solutions segment decreased to 39.9% in the 2013 period from 56.9% in the 2012 period primarily due to increased revenues in the 2013 period as discussed above.
Cost of revenues for the Scantron segment decreased by $5.2 million, or 13.5%, to $33.2 million in the 2013 period from $38.4 million in the 2012 period primarily due to a decrease of $5.7 million resulting from volume declines and cost reduction and restructuring initiatives and a $0.6 million increase in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $1.4 million increase resulting from lower cost deferrals in the 2013 period related to implementation services for revenues that have not yet been recognized. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $11.8 million in the 2013 period, including a $10.9 million benefit in depreciation and amortization and a benefit of $0.9 million in other non-cash adjustments, compared to $11.2 million in the 2012 period, including an $11.3 million benefit in depreciation and amortization and a $0.1 million charge in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Scantron segment decreased to 58.1% in the 2013 period from 65.3% in the 2012 period primarily due to cost reduction and restructuring initiatives.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of revenues for the Faneuil segment increased by $3.1 million, or 5.2%, to $62.4 million in the 2013 period from $59.3 million in the 2012 period primarily due to a $2.3 million increase in implementation costs related to new contracts and operational costs associated with the new business and a $0.8 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.5 million in the 2013 period, all of which was in depreciation and amortization, compared to $1.3 million in the 2012 period, including a $2.0 million benefit in depreciation and amortization and a $0.7 million charge in other non-cash adjustments. Cost of revenues as a percentage of revenues for the Faneuil segment decreased to 77.8% in the 2013 period from 80.4% in the 2012 period due to the change in business mix.
Elimination of cost of revenues increased to $1.4 million in the 2013 period from $1.1 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Selling, General and Administrative Expenses:

	Six Months Ended
	June 30,
	2013	2012
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$87.9	$93.4
Harland Financial Solutions segment	54.0	53.7
Scantron segment	28.4	39.6
Faneuil segment	10.5	11.5
Corporate	10.4	8.8
Total	$191.2	$207.0
Selling, general and administrative expenses decreased by $15.8 million, or 7.6%, to $191.2 million in the 2013 period from $207.0 million in the 2012 period.
Selling, general and administrative expenses for the Harland Clarke segment decreased by $5.5 million, or 5.9%, to $87.9 million in the 2013 period from $93.4 million in the 2012 period primarily due to a $5.7 million decrease resulting from cost reduction and restructuring initiatives largely of labor and general overhead expense reductions and a $2.7 million decrease in advertising expenses, partially offset by a $2.1 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition and the NCP Solutions Acquisition that increased selling, general and administrative expenses by $0.8 million. Non-cash fair value acquisition accounting adjustments related to the MacAndrews acquisition were a net benefit of $0.6 million for the 2013 period, including a $0.4 million benefit in depreciation and amortization and a $0.2 million benefit in other non-cash adjustments, compared to a net benefit of $2.7 million in the 2012 period, including a $3.4 million benefit in other non-cash adjustments and a $0.7 million increase in depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment decreased to 15.4% in the 2013 period from 16.1% in the 2012 period primarily due to cost reduction and restructuring initiatives.
Selling, general and administrative expenses for the Harland Financial Solutions segment increased by $0.3 million, or 0.6%, to $54.0 million in the 2013 period from $53.7 million in the 2012 period primarily due to a $1.5 million increase in commission expense resulting from revenue growth, a $0.9 million increase in depreciation and amortization unrelated to purchase accounting, a $0.4 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, a $0.3 million increase in travel expense and a $0.3 million increase in occupancy cost. These increases were partially offset by a $2.1 million decrease resulting from an increase in capitalization of software development costs, a $0.7 million decrease in internal software expense and a $0.3 million decrease in labor expense due to lower benefits expense. Net benefits for non-cash fair value acquisition adjustments related to the MacAndrews Acquisition were $2.0 million in the 2013 period, including a $2.1 million benefit in other non-cash adjustments and a $0.1 million increase in depreciation and amortization, compared to $2.4 million in the 2012 period, including a $3.0 million benefit in other non-cash adjustments and a $0.6 million increase in depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Harland Financial Solutions segment decreased to 33.8% in the 2013 period from 49.5% in the 2012 period primarily due to increased revenues in the 2013 period as discussed above.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, general and administrative expenses for the Scantron segment decreased $11.2 million, or 28.3%, to $28.4 million in the 2013 period from $39.6 million in the 2012 period primarily due to a decrease of $12.0 million resulting from cost reduction and restructuring initiatives and a $2.1 million decrease in costs related to projects to increase efficiencies, partially offset by an increase of $3.1 million primarily due to higher depreciation unrelated to purchase accounting, a decrease in capitalization of software development costs and a decrease in cost deferrals related to implementation services for revenues that have not yet been recognized. Charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.6 million in both the 2013 and 2012 periods, with each period including $0.4 million in depreciation and amortization and $0.2 million in other non-cash adjustments. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment decreased to 49.7% in the 2013 period from 67.3% in the 2012 period primarily due to cost reduction and restructuring initiatives.
Selling, general and administrative expenses for the Faneuil segment decreased by $1.0 million, or 8.7%, to $10.5 million in the 2013 period from $11.5 million in the 2012 period primarily due to cost reductions of $1.4 million, partially offset by a $0.4 million increase in operational costs associated with new business. Selling, general and administrative expenses as a percentage of revenues for the Faneuil segment decreased to 13.1% in the 2013 period from 15.6% in the 2012 period primarily due to cost reductions and a change in business mix.
Corporate selling, general and administrative expenses increased by $1.6 million, or 18.2%, to $10.4 million in the 2013 period from $8.8 million in the 2012 period primarily due to corporate development activities, partially offset by a reduction in expenses related to the MacAndrews Acquisition that occurred in the first quarter of 2012.
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
Restructuring Costs
The Company has adopted plans to strengthen operating margins and leverage incremental synergies within the printing plants, contact centers and selling, general and administrative areas by relying on the Company's shared services capabilities and reorganizing certain operations and sales and support functions. During the first quarter of 2013, the Company adopted a plan in the Scantron segment to exit certain product lines in the education market, which resulted in the closure of leased facilities and the elimination of operations and selling, general and administrative expenses associated with those product lines.
In the 2013 period, the Company recorded restructuring costs of $6.0 million for the Harland Clarke segment, $6.9 million for the Scantron segment and $0.4 million for the Faneuil segment related to these plans. In the 2012 period, the Company recorded restructuring costs of $2.7 million for the Harland Clarke segment, $0.4 million for the Harland Financial Solutions segment, $1.6 million for the Scantron segment and $0.3 million for the Faneuil segment related to these plans.
Interest Income
Interest income was $0.4 million in the 2013 period compared to $0.5 million in the 2012 period. The decrease in interest income was primarily due to interest received on United States treasury securities in the 2012 period. The United States treasury securities were sold in the first quarter of 2012.
Interest Expense
Interest expense was $111.8 million in the 2013 period compared to $109.7 million in the 2012 period. The increase in interest expense was primarily due to the refinancing of a portion of outstanding debt at higher interest rates and an increase in amortization of deferred financing fees and issuance discounts, partially offset by fair value acquisition accounting adjustments to the principal amount of debt outstanding at the time of the MacAndrews Acquisition that resulted in a $20.3 million decrease in non-cash interest expense. In addition, other fair value acquisition accounting adjustments to deferred financing costs and interest rate swaps resulted in a $0.1 million decrease in non-cash interest expense.

Harland Clarke Holdings Corp. and Subsidiaries

Loss on Early Extinguishment of Debt
The non-cash loss on early extinguishment of debt of $61.0 million in the 2013 period, which was attributable to refinancing transactions, resulted from the write-off of unamortized acquisition accounting-related fair value discount related to the MacAndrews Acquisition (see Note 1 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Other Expense, net
Other expense, net was $0.2 million in the 2012 period due to a loss on the sale of marketable securities.
Provision for Income Taxes
The Company's effective tax rate was a benefit of 45.0% in the 2013 period and a benefit of 36.1% in the 2012 period. The benefit for the 2013 period is higher than the statutory rate primarily due to foreign income for which no provision was recorded. The benefit for the 2012 period is lower than the statutory rate primarily due to tax credits not previously recorded and certain foreign income not subject to tax, partially offset by foreign losses for which no benefit recorded.
Liquidity and Capital Resources
Cash Flow Analysis
The following table summarizes the Company's historical cash flows:

	Six Months Ended
	June 30,
(In millions)	2013	2012
Cash Provided By (Used In):
Operating activities	$107.3	$83.6
Investing activities	(64.3)	(16.7)
Financing activities	(60.4)	(85.3)
The Company's net cash provided by operating activities during the six months ended June 30, 2013 was $107.3 million compared to $83.6 million during the six months ended June 30, 2012. The increase in net cash provided by operating activities of $23.7 million was due to a $83.2 million increase in cash flows from operations, partially offset by a $59.5 million decrease in cash flows from changes in operating assets and liabilities. The $83.2 million increase in cash flow from operations was due to an increase in net income after adjusting for the effects of financing and investing activities and non-cash operating items including depreciation and amortization and deferred income taxes. The decrease in cash flows from changes in operating assets and liabilities was primarily due to changes in deferred revenues, inventories, contract acquisition payments and prepaid expenses and other assets totaling $57.3 million largely the result of fair value acquisition accounting adjustments related to the MacAndrews Acquisition.
The Company's net cash used in investing activities was $64.3 million during the six months ended June 30, 2013 compared to $16.7 million during the six months ended June 30, 2012. The increase in cash used in investing activities was primarily due to proceeds of $56.3 million from the sale of marketable securities that occurred during the six months ended June 30, 2012, partially offset by a decrease of $6.6 million in capital expenditures during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and a decrease of $1.4 million in cash expended on acquisitions during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
The Company's net cash used in financing activities was $60.4 million during the six months ended June 30, 2013 compared to $85.3 million during the six months ended June 30, 2012. The decrease in net cash used in financing activities was primarily due to a $33.8 million decrease in payments to parent for the Faneuil Acquisition, and a $5.7 million decrease in payments related to derivative instruments, partially offset by a $15.5 million increase in debt issuance costs related to refinancing activities. Aggregate cash inflows and outflows from refinancing activities did not have a significant effect on net cash used in financing activities.
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

Harland Clarke Holdings Corp. and Subsidiaries

The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 during the six months ended June 30, 2013 except for certain refinancing transactions. On February 20, 2013, the Company terminated its revolving credit facility and entered into a new senior secured asset based revolving credit facility. On April 26, 2013, the Company completed a transaction to refinance its non-extended term loans that were to mature in June 2014. On May 20, 2013, the Company issued $50.0 million principal amount of its 2018 Senior Secured Notes. Proceeds from this transaction were used to repay and retire $50.0 million of fixed rate 2015 Senior Notes. See Note 11 - Long-Term Debt to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. At June 30, 2013, contractual obligations related to outstanding debt were as follows:

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving credit facilities(1)(6)	$—	$—	$—	$—	$—
Senior secured term loans(2)(6)	1,392.8	88.0	176.1	1,128.7	—
Senior notes(3)(6)	425.6	—	425.6	—	—
Senior secured notes(4)(6)	285.0	—	—	—	285.0
Interest on long-term debt(5)(6)	587.7	157.4	247.3	169.1	13.9
Total	$2,691.1	$245.4	$849.0	$1,297.8	$298.9
_______________________

(1)
Consists of our senior secured asset based revolving credit facility, which will mature on February, 20, 2018. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)
The senior secured term loans will mature on June 30, 2017 and May 22, 2018, and the Company is required to make payments of principal in quarterly installments. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(3)
The senior notes will mature in 2015 and include $221.3 million of fixed rate notes and $204.3 million of floating rate notes. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(4)	The senior secured notes will mature on August 1, 2018. See to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(5)
Interest on long-term debt assumes that all floating rates of interest remain the same as those in effect at June 30, 2013. The payments noted above also assume that the level of borrowing under the revolving credit facility remains at zero, as it was on June 30, 2103, and all mandatory payments are made.

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
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the six months ended June 30, 2013 and 2012, the Company incurred $23.6 million and $30.2 million of capital expenditures and $0.3 million and $0.2 million of capitalized interest, respectively. The Company's capital expenditures are estimated to be in the range of $50.0 million to $60.0 million for the fiscal year ending December 31, 2013.

Harland Clarke Holdings Corp. and Subsidiaries

•	Contract Acquisition Payments. During the six months ended June 30, 2013 and 2012, the Company made $14.2 million and $20.6 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's operations. During the six months ended June 30, 2013 and 2012, the Company made $9.9 million and $4.3 million of payments for restructuring, respectively.

The Company may also, from time to time, seek to use its cash to make acquisitions or investments, and also to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. The Company used cash on hand to fund the acquisition of NCP Solutions that was consummated on May 31, 2013. The Company used proceeds from the issuance of senior secured term loans and senior secured notes to fund the repayment of $726.6 million of non-extended term loans in April 2013 and $50.0 million of fixed rate senior notes in June 2013.
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of June 30, 2013, the Company had $41.9 million of availability under its senior secured asset based revolving credit facility (after giving effect to the issuance of $10.4 million of letters of credit). The Company may also use its senior secured asset based revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed on February 25, 2013 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
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

Harland Clarke Holdings Corp. and Subsidiaries

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

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully integrate and manage recent acquisitions as well as future acquisitions;

•	our ability to implement any or all components of our business strategy;

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber-attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	the ability of our Harland Financial Solutions segment to achieve organic growth;

•	regulations governing the Harland Financial Solutions segment;

•	our ability to develop new products for our Scantron segment and to grow Scantron's web-based education business;

•	determinations made to limit investments in, restrict marketing efforts for or discontinue certain products which are not part of the Company's strategic plans;

•	our ability to achieve VSOE of fair value for multiple-element arrangements for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients' budget deficits, which could have an adverse impact on our Scantron and Faneuil segments;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

Harland Clarke Holdings Corp. and Subsidiaries

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances;

•	should the sale of our Harland Financial Solutions business not close, it may have an adverse effect on our business; and

•	unanticipated internal control deficiencies or weaknesses.
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
At June 30, 2013, the Company had $1,392.8 million of term loans outstanding under its credit agreement, $10.4 million of letters of credit outstanding under its senior secured asset based revolving credit facility, $204.3 million of floating rate senior notes, $221.3 million of 9.50% fixed rate senior notes and $285.0 million of 9.75% senior secured notes. All of these outstanding loans bear interest at variable rates, with the exception of $221.3 million of fixed rate senior notes and $285.0 million of senior secured notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at June 30, 2013 would have resulted in an increase in its interest expense for the six months ended June 30, 2013 of approximately $3.2 million.
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 presents additional quantitative and qualitative disclosures about exposure to risk in foreign currency exchange rates. There have been no material changes to the disclosures regarding foreign currency exchange rates as of June 30, 2013.
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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Harland Clarke Holdings Corp. and Subsidiaries

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, intellectual property matters, environmental matters and other matters. Certain of these matters are covered by insurance, subject to deductibles and maximum limits. In the opinion of management based upon the information available at this time, the outcome of the matters referred to above will not have a material adverse effect on the Company's consolidated financial position or results of operations.
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 during the three months ended June 30, 2013 other than the risk set forth below.
Risks associated with the sale of the Harland Financial Solutions business
We have entered into an agreement to sell the HFS business for $1.2 billion in cash proceeds (subject to adjustment pursuant to the terms and conditions set forth in the stock purchase agreement related thereto). Should the sale transaction not close, it may have an adverse effect on our business. The transaction is expected to close in the third quarter of 2013 but remains subject to certain closing conditions customary for transactions of this nature.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended June 30, 2013.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No additional information need be presented.

Harland Clarke Holdings Corp. and Subsidiaries

Item 6. Exhibits

Exhibit Number	Description
4.22
Credit Agreement, dated as of April 26, 2013, by and among the Lenders thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers.

4.23	Purchase Agreement, dated as of May 15, 2013, by and among Harland Clarke Holdings Corp., as Issuer, and certain Co-Issuers named therein and Credit Suisse Securities (USA) LLC

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 2, 2013.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 2, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Date:	August 2, 2013	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2013	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.22
Credit Agreement, dated as of April 26, 2013, by and among the Lenders thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, Harland Clarke Holdings Corp. as Borrower and subsidiaries of Harland Clarke Holdings Corp. party thereto, as subsidiary Co-Borrowers.

4.23	Purchase Agreement, dated as of May 15, 2013, by and among Harland Clarke Holdings Corp., as Issuer, and certain Co-Issuers named therein and Credit Suisse Securities (USA) LLC

31.1	Certification of Charles T. Dawson, Chief Executive Officer, dated August 2, 2013.

31.2	Certification of Peter A. Fera, Jr., Chief Financial Officer, dated August 2, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.