Form 10-Q
period 2013-09-30
HARLAND CLARKE HOLDINGS CORP
filed 2013-11-08
CIK 1354752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☑

As of October 31, 2013, there were 100 shares of the registrant's common stock outstanding, with a par value of $0.01 per share. All outstanding shares are owned by a subsidiary of M & F Worldwide Corp.

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

HARLAND CLARKE HOLDINGS CORP.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,037.8	$102.0
Accounts receivable (net of allowances of $1.0 and $1.5)	111.1	132.1
Inventories	34.3	29.0
Income taxes receivable	0.4	23.7
Notes receivable - related party	30.0	30.0
Deferred tax assets	35.7	45.1
Prepaid expenses and other current assets	41.8	56.7
Total current assets	1,291.1	418.6
Property, plant and equipment	290.2	269.5
Less accumulated depreciation	(111.8)	(79.5)
Property, plant and equipment, net	178.4	190.0
Goodwill	483.0	761.6
Other intangible assets, net	1,189.0	1,535.6
Contract acquisition payments, net	23.3	17.6
Other assets	57.1	63.0
Total assets	$3,221.9	$2,986.4
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$42.3	$44.5
Deferred revenues	63.0	133.9
Current maturities of long-term debt	90.0	78.5
Accrued liabilities:
Salaries, wages and employee benefits	54.0	55.9
Income and other taxes payable	76.4	11.9
Customer incentives	49.5	52.0
Payable to parent	0.1	0.1
Other current liabilities	38.4	42.1
Total current liabilities	413.7	418.9
Long-term debt	1,839.3	1,769.3
Deferred tax liabilities	467.8	622.7
Deferred revenues	23.1	54.2
Other liabilities	61.8	86.1
Commitments and contingencies
Stockholder's equity:
Common stock — 200 shares authorized; par value $0.01; 100 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	49.9	76.1
Retained earnings / (accumulated deficit)	367.5	(40.6)
Accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(0.5)	0.4
Unrecognized amounts included in postretirement obligations, net of taxes	(0.7)	(0.7)
Total accumulated other comprehensive loss, net of taxes	(1.2)	(0.3)
Total stockholder's equity	416.2	35.2
Total liabilities and stockholder's equity	$3,221.9	$2,986.4
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Product revenues, net	$318.7	$303.1	$917.8	$914.3
Service revenues, net	59.1	54.8	166.8	154.8
Total net revenues	377.8	357.9	1,084.6	1,069.1
Cost of products sold	197.4	188.0	560.2	595.1
Cost of services provided	41.4	39.7	119.4	117.6
Total cost of revenues	238.8	227.7	679.6	712.7
Gross profit	139.0	130.2	405.0	356.4
Selling, general and administrative expenses	72.8	68.2	210.0	221.5
Asset impairment charges	0.2	0.7	1.1	0.7
Restructuring costs	1.6	11.6	14.9	16.2
Operating income	64.4	49.7	179.0	118.0
Interest income	0.2	0.2	0.6	0.7
Interest expense	(53.5)	(56.3)	(165.4)	(166.0)
Loss on early extinguishment of debt	—	(34.2)	(61.0)	(34.2)
Loss from equity method investment	(0.1)	—	(0.5)	—
Other expense, net	—	—	—	(0.2)
Income (loss) from continuing operations before income taxes	11.0	(40.6)	(47.3)	(81.7)
Provision (benefit) for income taxes on continuing operations	3.4	(15.9)	(19.2)	(31.4)
Net income (loss) from continuing operations	7.6	(24.7)	(28.1)	(50.3)
Net income from discontinued operations	412.3	5.7	439.2	0.7
Net income (loss)	$419.9	$(19.0)	$411.1	$(49.6)
See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$419.9	$(19.0)	$411.1	$(49.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.3	0.7	(0.6)	0.3
Reclassification adjustments for foreign currency translation adjustments included in gain on sale of HFS	(0.3)	—	(0.3)	—
Reclassification adjustments for loss on derivative instruments included in net loss	—	—	—	0.1
Unrealized losses on investments:
Unrealized losses on investments during period	—	—	—	(0.2)
Less reclassification adjustment for amounts included in net loss	—	—	—	0.1
Net change in unrealized losses on investments	—	—	—	(0.1)
Total other comprehensive income (loss), net of tax	—	0.7	(0.9)	0.3
Comprehensive income (loss)	$419.9	$(18.3)	$410.2	$(49.3)

Tax Expense of Other Comprehensive Income (Loss) Included in Above Amounts:
Less reclassification adjustment for amounts included in net loss	$—	$—	$—	$(0.1)
Total net tax expense included in other comprehensive income (loss)	$—	$—	$—	$(0.1)

See Notes to Consolidated Financial Statements

Harland Clarke Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income (loss)	$411.1	$(49.6)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	44.3	57.3
Amortization of intangible assets	94.7	102.9
Amortization of debt fair value adjustments, original issue discount, original issue premium and deferred financing fees	62.2	92.0
Gain on sale of discontinued operations	(647.0)	—
Loss on early extinguishment of debt	61.0	34.2
Loss on sale of marketable securities	—	0.2
Deferred income taxes	(144.4)	(127.6)
Asset impairments	1.1	0.7
Changes in operating assets and liabilities, net of effect of business acquisitions and divestitures:
Accounts receivable	(23.0)	(21.6)
Inventories	(2.0)	13.7
Prepaid expenses and other assets	(2.3)	(12.5)
Contract acquisition payments, net	(5.9)	(13.7)
Accounts payable and accrued liabilities	(8.9)	8.6
Deferred revenues	0.5	70.0
Income and other taxes	88.2	8.6
Payable to parent	—	(0.2)
Other, net	7.6	1.5
Net cash (used in) provided by operating activities	(62.8)	164.5
Investing activities
Purchase of businesses, net of cash acquired	(35.2)	(36.2)
Proceeds from the sale of businesses included in discontinued operations, net of cash divested and costs to sell	1,181.9	—
Proceeds from sale of property, plant and equipment	0.9	0.1
Proceeds from sale of marketable securities	—	56.3
Capital expenditures	(53.8)	(47.0)
Capitalized interest	(0.5)	(0.4)
Computer software development	(8.1)	(10.6)
Net cash provided by (used in) investing activities	1,085.2	(37.8)
Financing activities
Dividends paid to parent	(29.2)	(25.8)
Acquisition of business from parent	—	(33.8)
Payments for derivative instruments	(1.3)	(8.7)
Issuance of notes	54.5	225.6
Redemption of notes	(50.0)	—
Borrowings on credit agreements	742.5	25.0
Repayments of credit agreements and other borrowings	(786.5)	(324.0)
Debt issuance costs	(16.6)	(12.3)
Net cash used in financing activities	(86.6)	(154.0)
Net increase (decrease) in cash and cash equivalents	935.8	(27.3)
Cash and cash equivalents at beginning of period	102.0	101.8
Cash and cash equivalents at end of period	$1,037.8	$74.5
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$103.1	$60.8
Income taxes, net of refunds	295.7	87.4
Non cash financing activities:
Extinguishment of Faneuil debt to parent	$—	$25.4

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
On August 16, 2013, the Company completed the sale of each of Harland Financial Solutions, Inc., Harland Financial Solutions Worldwide Limited and Harland Israel Ltd. (collectively, "HFS") to affiliates of Davis + Henderson Corporation. The consideration received by the Company for the sale was approximately $1,200.0 in cash. The Company entered into an ancillary agreement providing for certain transitional services for a limited time to the buyer on terms customary for a transaction of this type. Results of operations for HFS through August 16, 2013, including the related gain, are reported as discontinued operations in the accompanying consolidated statements of operations (see Note 4). Results of operations for HFS are not included in segment or consolidated results of operations other than as discontinued operations and prior periods have been reclassified to remove results of operations for HFS from results reported for continuing operations.
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
On March 19, 2012, the Company purchased Faneuil, Inc. ("Faneuil") from affiliates of MacAndrews (see Note 3). Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively recasted prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Faneuil is a separate business segment for financial reporting purposes. On October 18, 2013, the Company completed the sale of Faneuil (see Note 19).
The Company has organized its business and corporate structure along the following three business segments: Harland Clarke, Scantron and Faneuil.
During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments. Specifically, Scantron transferred the Harland Technology Services and Medical Device Tracking businesses to the Faneuil segment and the Survey Services business to the Harland Clarke segment. Prior period segment information has been reclassified to reflect this change. With the October 18, 2013 sale of Faneuil, the Harland Technology Services business was transferred to and became part of the operations and results of Scantron from and after that date.
Harland Clarke Holdings delivers to multiple industries a robust portfolio of products and services designed to optimize customer relationships and generate revenue. Its business units have long been recognized as leading providers of best-in-class payment solutions, marketing services, data capture and analytics − delivered through multiple channels, including online, digital print technology, mobile and phone. Harland Clarke Holdings' portfolio offers retail products, high-value transactional print and electronic documentation, security solutions and business intelligence. Its skills in capturing, managing, analyzing and delivering data measurement and assessment information, through both print and digital channels, supports decision-making and improved outcomes for organizations worldwide. Harland Clarke Holdings serves the financial, insurance and investment services industries, as well as education, big-box retailing, accounting software, commercial, government and franchising. Its clients, including more than 8,500 financial institutions, range in size from major corporate brands and trade associations, to state and local governments, micro-businesses and individual consumers.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The Harland Clarke segment offers to its more than 12,500 financial institution and commercial clients a range of solutions to support their success. These include payment solutions, security solutions, forms and treasury supplies and related delivery and fraud prevention products, as well as transactional print and electronic documentation, including statements, compliance documents and communications. It provides marketing services including inbound and outbound contact center solutions and direct marketing campaigns delivered through the multiple channels of online, digital print technology, mobile and phone. Harland Clarke offers a spectrum of solutions based upon business intelligence and analytic services that range from surveys, database mining, strategic planning, creative development and production through fulfillment. Harland Clarke offers online customized social and business stationery, cards, office products and promotional products directly to consumers, small and medium businesses and direct selling associations. It also services some of the largest accounting software firms and big-box retailers by developing and managing e-commerce sites for the online ordering of customizable printed materials.
The Scantron segment provides data management and decision support solutions and related services to educational, commercial and governmental entities worldwide. Scantron products and services provide solutions for testing and assessment, instruction and performance management and business operational data collection. Scantron's solutions combine a variety of data collection, analysis and management tools including online solutions, software, scanning equipment, and pre-printed and customizable forms.
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
The Company and each of its existing domestic subsidiaries, other than unrestricted subsidiaries (of which there were none at September 30, 2013) and certain immaterial subsidiaries, are guarantors and in some instances may also be co-borrowers under the Term Loan and co-issuers under the 2015 Senior Notes and 2018 Senior Secured Notes (as defined hereinafter) (see Note 12). Harland Clarke Holdings is a holding company and has no significant assets at September 30, 2013 and no operations. The guarantees and the obligations of the subsidiaries of the Company are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors and obligors are not significant.
See Notes 3, 4 and 19 for information regarding recent acquisitions and divestitures.
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
All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2012 Annual Report on Form 10-K. All dollar amounts herein, unless otherwise specified, are given in millions.
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
Reclassifications
As a result of the sale of the HFS businesses (see Note 1), amounts related to the HFS businesses previously reported as operating income have been reclassified as discontinued operations (see Note 4). Prior period amounts relating to business

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

segment changes (see Note 1) have been reclassified in Note 8. All reclassifications were made in accordance with applicable accounting guidance.
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
New Accounting Guidance
In July 2013, the Financial Accounting Standards Board amended its guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this standard an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For the Company, this amended guidance is effective beginning January 1, 2014 with early adoption permitted. As this amended guidance affects presentation only, the adoption of this amended guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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
The allocation of purchase price resulted in identified intangible assets of $25.0, including customer relationships of $20.0, trademarks of $3.0, software of $2.0 and goodwill of $4.2. The remaining $6.3 of purchase price was allocated to tangible assets and liabilities. The goodwill arises because the total consideration for NCP Solutions, which reflects its future earnings and cash flow potential, exceeds the fair value of net assets acquired. The goodwill resulting from the acquisition was assigned to the Harland Clarke segment. Of the goodwill recognized, $2.8 is deductible for income tax purposes. NCP Solutions' results of operations have been included in the Company's operations since the date of its acquisition. The Company financed the acquisition with Harland Clarke Holdings' cash on hand. The pro forma effects of the NCP Solutions Acquisition on the consolidated results of operations were not material.
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
4. Discontinued Operations
On August 16, 2013, the Company completed the divestiture of HFS, which was previously reported as the Harland Financial Solutions business segment, and recognized an after tax gain on the divestiture. A total of approximately $1,200.0 of cash proceeds was received from the divestiture. In connection with the divestiture, the Company has reclassified the results of the Harland Financial Solutions segment as discontinued operations for all periods presented. As part of the purchase and sale agreement, the Company will perform and be compensated for customary transition services for a limited time related to certain administrative functions for HFS as performed for HFS prior to its divestiture and as set forth specifically in a transition services agreement. Cash flows from the transition services are considered to be indirect cash flows under applicable accounting guidance. The Company expects the transition services to be completed within one year from the date of the divestiture.
Operating results for discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$45.7	$64.7	$205.7	$173.2

Income from discontinued operations before gain on sale and income taxes	7.2	7.9	49.5	1.1
Gain on sale of discontinued operations	647.0	—	647.0	—
Income from discontinued operations before income taxes	654.2	7.9	696.5	1.1
Provision for income taxes on discontinued operations	241.9	2.2	257.3	0.4
Net income from discontinued operations	$412.3	$5.7	$439.2	$0.7

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

5. Inventories
Inventories consist of the following:

	September 30, 2013	December 31, 2012
Finished goods	$8.2	$7.7
Work-in-process	11.8	8.2
Raw materials	14.3	13.1
	$34.3	$29.0
6. Assets Held For Sale
Assets held for sale are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets and consist of the following:

	September 30, 2013	December 31, 2012
Land	$—	$1.0
Buildings and improvements	—	2.1
	$—	$3.1
At December 31, 2012, assets held for sale consisted of the following Harland Clarke segment facilities:

Location	Former Use	Year Closed
Atlanta, GA	Operations Support	2008
Atlanta, GA	Printing	2008
Atlanta, GA	Information Technology	2010
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
During the first quarter of 2013, the Company announced plans to relocate its Atlanta regional office facilities within the Harland Clarke segment to another facility. In conjunction with this plan, the Company made a change to the marketing plan for the other Atlanta facilities included in assets held for sale. The new marketing plan combines the marketing of the Atlanta regional office facilities and facilities formerly classified as held for sale and the Company estimates it will take longer than twelve months to sell the facilities. Accordingly, the facilities formerly classified as assets held for sale were reclassified to property, plant and equipment during the first quarter of 2013.
7. Goodwill and Other Intangible Assets
The change in carrying amount of goodwill by business segment for the nine months ended September 30, 2013 is as follows:

	Harland Clarke	Scantron	Faneuil	Harland Financial Solutions	Total
Balance as of December 31, 2012	$417.0	$40.2	$21.7	$282.7	$761.6
2013 acquisition	4.2	—	—	—	4.2
2013 divestiture	—	—	—	(282.7)	(282.7)
Effect of exchange rate changes	—	(0.1)	—	—	(0.1)
Balance as of September 30, 2013	$421.2	$40.1	$21.7	$—	$483.0

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Useful lives, gross carrying amounts and accumulated amortization for other intangible assets are as follows:

		Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	Useful Life (in years)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Amortized intangible assets:
Customer relationships	3 - 19	$1,286.0	$1,528.0	$184.5	$132.7	$1,101.5	$1,395.3
Trademarks and tradenames	15 - 25	81.4	101.4	7.6	5.3	73.8	96.1
Software	3 - 9	18.3	56.5	5.4	13.1	12.9	43.4
		1,385.7	1,685.9	197.5	151.1	1,188.2	1,534.8
Indefinite-lived intangible assets:
Tradename		0.8	0.8	—	—	0.8	0.8
Total other intangible assets		$1,386.5	$1,686.7	$197.5	$151.1	$1,189.0	$1,535.6
Amortization expense was $30.2 and $94.7 for the three and nine months ended September 30, 2013, respectively, and $34.7 and $102.9 for the three and nine months ended September 30, 2012, respectively. These amounts include amortization expense for discontinued operations of $4.3 and $18.3 for the three and nine months ended September 30, 2013, respectively, and $7.3 and $21.8 for the three and nine months ended September 30, 2012, respectively. Amortization expense includes amortization of software of $3.0 and $10.0 for the three and nine months ended September 30, 2013, respectively, and $3.0 and $8.8 for the three and nine months ended September 30, 2012, respectively. These amounts include amortization of software for discontinued operations of $1.7 and $6.7 for the three and nine months ended September 30, 2013, respectively, and $2.7 and $7.9 for the three and nine months ended September 30, 2012, respectively.
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
Estimated aggregate amortization expense for intangible assets through December 31, 2017 is as follows:

Three months ending December 31, 2013	$26.0
Year ending December 31, 2014	97.1
Year ending December 31, 2015	91.0
Year ending December 31, 2016	82.8
Year ending December 31, 2017	80.2
During the nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of $0.7 for the Scantron segment related to software that was determined to have no future use. That determination was the result of Scantron's decision to exit certain product lines in the education market (see Note 17). The impairment charge is included in asset impairment charges in the accompanying consolidated statements of operations.

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
(dollars in millions)
(unaudited)

8. Business Segment Information
The Company has organized its business along three reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. The current segments and their principal activities consist of the following:

•
Harland Clarke segment — Provides payment solutions, transactional and secure document printing, direct online and print marketing services, inbound and outbound contact center services, as well as customized social stationery, business and home office products to financial and commercial institutions, as well as consumers and other businesses. It services some of the largest accounting software firms and big-box retailers by developing and managing e-commerce sites for the online ordering of customizable printed materials. This segment operates primarily in the United States and Puerto Rico.

•
Scantron segment — Provides data management and decision support solutions and related products and services to educational, commercial and governmental entities worldwide through online and print channels. This segment operates primarily in the United States, Canada and India and also has a network of international distributors.

•
Faneuil segment — Provides call center services, back office operations, staffing services and toll collection services to governmental and regulated commercial clients and patient information collection and tracking, managed technical services and related field maintenance services to educational, commercial, healthcare and governmental entities. This segment operates primarily in the United States and Canada.

As discussed in Note 1, the Company made business segment changes in the second quarter of 2012. Prior period results in the tables below have been reclassified to conform to these business segment changes. The results for the discontinued operations of HFS (see Note 4) are not included in the tables below.
Selected summarized financial information for the three months ended September 30, 2013 and 2012 is as follows:

	Harland Clarke(1)	Scantron	Faneuil(2)	Corporate and Other	Total
Continuing operations
Product revenues, net
Three months ended September 30, 2013	$292.0	$24.6	$2.1	$—	$318.7
Three months ended September 30, 2012	278.4	22.5	2.2	—	303.1
Service revenues, net
Three months ended September 30, 2013	$11.8	$7.1	$40.2	$—	$59.1
Three months ended September 30, 2012	8.3	7.1	39.4	—	54.8
Intersegment revenues
Three months ended September 30, 2013	$—	$0.4	$0.4	$(0.8)	$—
Three months ended September 30, 2012	—	0.6	—	(0.6)	—
Operating income (loss)(3)
Three months ended September 30, 2013	$62.5	$4.0	$5.1	$(7.2)	$64.4
Three months ended September 30, 2012	56.6	(5.2)	2.9	(4.6)	49.7
Depreciation and amortization (excluding amortization of deferred financing fees):
Three months ended September 30, 2013	$31.3	$4.8	$2.5	$—	$38.6
Three months ended September 30, 2012	37.2	4.3	2.9	—	44.4
Capital expenditures (excluding capital leases):
Three months ended September 30, 2013	$24.9	$2.0	$2.2	$—	$29.1
Three months ended September 30, 2012	11.8	0.8	1.2	—	13.8

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Selected summarized financial information for the nine months ended September 30, 2013 and 2012 is as follows:

	Harland Clarke(1)	Scantron	Faneuil(2)	Corporate and Other	Total
Continuing operations
Product revenues, net
Nine months ended September 30, 2013	$840.7	$69.6	$7.5	$—	$917.8
Nine months ended September 30, 2012	841.1	67.8	5.4	—	914.3
Service revenues, net
Nine months ended September 30, 2013	$33.9	$18.2	$114.7	$—	$166.8
Nine months ended September 30, 2012	25.2	19.8	109.8	—	154.8
Intersegment revenues
Nine months ended September 30, 2013	$0.1	$1.4	$0.7	$(2.2)	$—
Nine months ended September 30, 2012	0.1	1.4	0.2	(1.7)	—
Operating income (loss)(3)
Nine months ended September 30, 2013	$192.7	$(8.1)	$12.0	$(17.6)	$179.0
Nine months ended September 30, 2012	151.8	(26.0)	5.6	(13.4)	118.0
Depreciation and amortization (excluding amortization of deferred financing fees):
Nine months ended September 30, 2013	$92.5	$15.2	$7.6	$—	$115.3
Nine months ended September 30, 2012	110.5	13.1	8.0	—	131.6
Capital expenditures (excluding capital leases):
Nine months ended September 30, 2013	$40.4	$3.5	$4.0	$—	$47.9
Nine months ended September 30, 2012	32.0	5.4	3.3	—	40.7
___________________

(1)	Includes results of the acquired NCP Solutions business from the date of acquisition (see Note 3).

(2)	Includes results of the acquired Faneuil business from the date of common control (see Note 3).

(3)
Includes restructuring costs of $1.6 and $14.9 for the three and nine months ended September 30, 2013 and $11.6 and $16.2 for three and nine months ended September 30, 2012, respectively, (see Note 17) and non-cash impairment charges of $0.2 and $1.1 for the three and nine months ended September 30, 2013, respectively, and $0.7 and $0.7 for the three and nine months ended September 30, 2012, respectively.

Discontinued operations
The amounts shown above do not include depreciation and amortization expense and capital expenditures for the discontinued operations of HFS. Depreciation and amortization (excluding amortization of deferred financing fees) for HFS was $5.5 and $23.7 for the three and nine months ended September 30, 2013, respectively, and $10.0 and $28.6 for the three and nine months ended September 30, 2012, respectively. Capital expenditures (excluding capital leases) for HFS was $1.1 and $5.9 for the three and nine months ended September 30, 2013, respectively, and $3.0 and $6.3 for the three and nine months ended September 30, 2012, respectively.

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

9. Accumulated Other Comprehensive Loss
The following presents changes in accumulated other comprehensive loss, net of tax, by component, during the nine months ended September 30, 2013 and 2012:

	Foreign currency translation adjustments	Unrecognized amounts included in postretirement obligations	Derivative fair-value adjustments	Unrealized gains (losses) on investments, net	Total
Nine months ended September 30, 2013:
Beginning balance	$0.4	$(0.7)	$—	$—	$(0.3)
Other comprehensive loss before reclassifications	(0.6)	—	—	—	(0.6)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	—	—	(0.3)
Net current period other comprehensive loss	(0.9)	—	—	—	(0.9)
Ending balance	$(0.5)	$(0.7)	$—	$—	$(1.2)

Nine months ended September 30, 2012:
Beginning balance	$—	$(0.1)	$(0.1)	$0.1	$(0.1)
Other comprehensive income (loss) before reclassifications	0.3	—	—	(0.2)	0.1
Amounts reclassified from accumulated other comprehensive loss	—	—	0.1	0.1	0.2
Net current period other comprehensive income (loss)	0.3	—	0.1	(0.1)	0.3
Ending balance	$0.3	$(0.1)	$—	$—	$0.2
The following presents amounts reclassified out of accumulated other comprehensive loss, by component, during the three and nine months ended September 30, 2013 and 2012:

Details about accumulated other comprehensive loss components	Affected line in the statement of operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
Derivative fair-value adjustments	Interest expense	$—	$—	$—	$(0.1)
	Benefit for income taxes on continuing operations	—	—	—	—
	Net income (loss)	$—	$—	$—	$(0.1)

Unrealized gains on investments, net	Other expense, net	$—	$—	$—	$(0.2)
	Benefit for income taxes on continuing operations	—	—	—	(0.1)
	Net income (loss)	$—	$—	$—	$(0.1)

Foreign currency translation adjustments	Income from discontinued operations before income taxes	$0.3	$—	$0.3	$—
	Provision for income taxes on discontinued operations	—	—	—	—
	Net income (loss)	$0.3	$—	$0.3	$—

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
The components of net periodic postretirement benefit cost for these plans consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$0.1	$0.1	$0.3	$0.3
Net postretirement benefit cost	$0.1	$0.1	$0.3	$0.3

11. Income Taxes
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The statute of limitations for the federal and state tax returns of the affiliated group of M & F Worldwide or MacAndrews and subsidiaries, as the case may be, including in each case the Company, for the tax years 2010 through 2012 generally remain open. In addition, open tax years related to foreign jurisdictions remain subject to examination but are not considered material. The Company has recently been notified that the Internal Revenue Service has selected to examine the affiliated group of M & F Worldwide and subsidiaries for the tax year ended December 21, 2011.
There are no events that have occurred since December 31, 2012 that had a material impact on amounts accrued for the Company's uncertain tax positions.
12. Long-Term Debt

	September 30, 2013	December 31, 2012
$1,900.0 Senior Secured Credit Facilities:
Extended Term Loans due 2017	$625.5	$677.4
Non-Extended Term Loans due 2014	—	728.6
Tranche B-3 Term Loans due 2018	745.3	—
Total $1,900.0 Senior Secured Credit Facilities	1,370.8	1,406.0
9.75% Senior Secured Notes due 2018	285.0	235.0
Senior Floating Rate Notes due 2015	204.3	204.3
9.50% Senior Fixed Rate Notes due 2015	221.3	271.3
Capital lease obligations	3.2	3.1
Unamortized original issue discount, original issue premium and acquisition accounting-related fair value discount	(155.3)	(271.9)
	1,929.3	1,847.8
Less: current maturities	(90.0)	(78.5)
Long-term debt, net of current maturities	$1,839.3	$1,769.3
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
The Tranche B-3 Term Loans will mature on May 22, 2018 subject (if the Revolving Facility (as defined hereinafter) is terminated and repaid in full) to a springing maturity 90 days prior to the maturity of the 2015 Senior Notes if they have not

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

otherwise been repaid, extended or refinanced. The Company is required to repay the Tranche B-3 Term Loans in equal quarterly installments in aggregate annual amounts equal to 2.50% of the original amount. In addition, aggregate amortization in respect of all of the Tranche B-3 Term Loans and all other debt sharing liens with such loans (with certain exceptions) must be at least $75.0 per year (subject to certain reductions). The weighted average interest rate on the Tranche B-3 Term Loans outstanding was 7.0% at September 30, 2013.
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
All other terms are substantially the same as the Credit Agreement (as defined hereinafter).
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
The borrowing base at September 30, 2013 was $33.7, a decrease of $18.6 from the borrowing base at June 30, 2013. The decrease was primarily due to recent divestitures (see Notes 4 and 19). The Revolving Facility includes an up to $30.0 subfacility for letters of credit and an up to $10.0 subfacility in the form of short-term swingline loans. As of September 30, 2013, there were no outstanding borrowings under the Revolving Facility and there was $23.3 available for borrowing (giving effect to the issuance of $10.4 of letters of credit).
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
$1,900.0 Senior Secured Credit Facilities
Extended Term Loans
On July 24, 2012, an amendment (the "Amendment") entered into on May 10, 2012 by the Company to its credit agreement dated as of April 4, 2007 (the "Credit Agreement") became effective, thereby extending the maturity of $973.0 of term loans under the Credit Agreement (the "Extended Term Loans") from June 2014 to June 2017 (subject to a springing maturity 90 days prior to the maturity date of the Company's 2015 Senior Notes (as defined hereinafter) if such notes have not been repaid, extended or refinanced). The effectiveness of the Amendment was conditioned on, among other customary conditions, the repayment of $280.2 of the Extended Term Loans, which repayment was made with net proceeds from the issuance of the 2018 Senior Secured Notes (as defined hereinafter) and cash on hand. After giving effect to such repayment and the effectiveness of the Amendment, there were $692.8 of Extended Term Loans outstanding and $729.0 of non-extended term loans (the "Non-Extended Term Loans") outstanding. The Company is required to repay the Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 10% of the original extended amount after giving effect to the $280.2 prepayment thereof required as a condition precedent to the effectiveness of the Amendment. The Amendment also includes several covenants in addition to those covenants in the Credit Agreement. The weighted average interest rate on the principal amount of Extended Term Loans outstanding was 5.4% at September 30, 2013.
The Extended Term Loans bear, at the Company's option, interest at:

•	A rate per annum equal to the higher of (a) the prime rate of Credit Suisse and (b) the Federal Funds rate plus 0.50%, in each case plus an applicable margin of 4.25% per annum; or

•	A rate per annum equal to a reserve-adjusted LIBOR rate, plus an applicable margin of 5.25% per annum.
Non-Extended Term Loans
On April 4, 2007, the Company and substantially all of its subsidiaries as co-borrowers entered into the Credit Agreement. The Credit Agreement provides for a $1,800.0 senior secured term loan (the "Term Loan"), which was fully drawn at closing on May 1, 2007 and was to mature on June 30, 2014 with respect to the Non-Extended Term Loans. The Non-Extended Term Loans were repaid on April 26, 2013 with proceeds from the Tranche B-3 Term Loans. The Company was required to repay the Non-Extended Term Loans in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount multiplied by the ratio of Non-Extended Term Loans outstanding on the effective date of the Amendment to the total Non-Extended Term Loans and Extended Term Loans outstanding on the effective date of the Amendment prior to giving effect to the prepayment required as a condition precedent to the effectiveness of the Amendment. In addition, the Credit Agreement requires that a portion of the Company's excess cash flow be applied to prepay amounts borrowed, as further described below. The Credit Agreement also provided for a $100.0 revolving credit facility (the "Revolver"). The Revolver included an up to $60.0 subfacility in the form of letters of credit and an up to $30.0 subfacility in the form of short-term swing line loans. The Revolver was terminated on February 20, 2013 upon the execution of the new Revolving Facility.
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
Senior Notes due 2015
On May 1, 2007, the Company issued $305.0 aggregate principal amount of Senior Floating Rate Notes due 2015 (the "Floating Rate Notes") and $310.0 aggregate principal amount of 9.50% Senior Fixed Rate Notes due 2015 (the "Fixed Rate Notes" and, together with the Floating Rate Notes, the "2015 Senior Notes"). The 2015 Senior Notes mature on May 15, 2015. The Fixed Rate Notes bear interest at a rate per annum of 9.50%, payable on May 15 and November 15 of each year. The Floating Rate Notes bear interest at a rate per annum equal to the Applicable LIBOR Rate (as defined in the indenture governing the 2015 Senior Notes (the "2015 Senior Notes Indenture")), subject to a floor of 1.25%, plus 4.75%, payable on February 15, May 15, August 15 and November 15 of each year. The interest rate on the Floating Rate Notes was 6.0% at September 30, 2013. The Senior Notes are unsecured and are therefore effectively subordinated to all of the Company's senior secured indebtedness, including outstanding borrowings under the Credit Agreement and the 2018 Senior Secured Notes. The Company and each of its existing subsidiaries, other than unrestricted subsidiaries and certain immaterial subsidiaries and certain other exceptions, are guarantors and may also be co-issuers under the 2015 Senior Notes.
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
9.75% Senior Secured Notes due 2018
On July 24, 2012, the Company and Harland Clarke Corp., Harland Financial Solutions, Inc., Scantron Corporation and Checks in the Mail, Inc. (together, the "Co-Issuers") issued $235.0 aggregate principal amount of 9.75% Senior Secured Notes due 2018 (the "2018 Senior Secured Notes"). Harland Financial Solutions, Inc. was released from its obligations as a Co-Issuer and Guarantor (as defined below) in connection with the divestiture of HFS (see Notes 1 and 4). The Company used the net proceeds from the offering, together with cash on hand, to repay $280.2 aggregate principal amount of outstanding Extended Term Loans under its Credit Agreement.
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
Capital Lease Obligations
The Company had outstanding capital lease obligations with principal balances totaling $3.2 and $3.1 at September 30, 2013 and December 31, 2012, respectively. These obligations have imputed interest rates ranging from 0.0% to 9.6% and have required payments of $0.5 remaining in 2013, $1.7 in 2014, $0.5 in 2015, $0.4 in 2016 and $0.1 in 2017.
13. Derivative Financial Instruments
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

The following presents the fair values of these derivative instruments and the classification in the consolidated balance sheets.

Derivatives Designated as Cash Flow Hedging Instruments:	Balance Sheet Classification	September 30, 2013	December 31, 2012
Interest rate swaps	Other current liabilities	$—	$1.3
Fair value of interest rate swaps is based on forward-looking interest rate curves as provided by the counterparty, adjusted for the Company's credit risk.
These derivative instruments were ineffective during the six months ended June 30, 2013 and the three and nine months ended September 30, 2012. The following presents the effect of these derivative instruments (effective and ineffective portion) on other comprehensive loss and amounts reclassified from accumulated other comprehensive loss into interest expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Rate Swaps:
Loss reclassified from other comprehensive income into interest expense (effective portion)	$—	$—	$—	$0.1
Loss recognized in interest expense (ineffective portion)	—	0.3	—	1.8
The following presents the balances and net changes in the accumulated other comprehensive loss related to these derivative instruments, net of income taxes.

Nine Months Ended
September 30,
Balances and Net Changes:	2012
Balance at beginning of period	$0.1
Loss reclassified from accumulated other comprehensive loss into interest expense, net of taxes of $0.0	(0.1)
Balance at end of period	$—
There were no balances related to these derivative instruments in accumulated other comprehensive loss in the nine months period ended September 30, 2013.
14. Fair Value Measurements
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2013, the Company recorded non-cash impairment charges of $0.2 for the Harland Clarke segment and $0.9 for the Scantron segment related to assets that were determined to have no future use.
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

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

Recurring Fair Value Measurements
Fair values of financial instruments subject to recurring fair value measurements as of September 30, 2013 and December 31, 2012 are as follows:

	Balance at
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.1	$0.1	$—	$—

	Balance at
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Corporate equity securities	$0.1	$0.1	$—	$—
Liability for interest rate swaps	1.3	—	1.3	—
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
The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The estimated fair value of long-term debt is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues as of the measurement date. The estimated fair value of long-term debt at September 30, 2013 and December 31, 2012 was approximately $2,080.7 and $1,984.4, respectively. The carrying value of long-term debt at September 30, 2013 and December 31, 2012 was $1,929.3 and $1,847.8 respectively. As described in Note 1, the carrying value of the Company's long-term debt was adjusted to fair value as of the date of the MacAndrews Acquisition.
15. Investments
Equity Method Investment
During 2012, the Company purchased certain equity securities of Transactis, Inc. ("Transactis"), a privately held company, representing a 15.6% ownership interest for $7.0 in cash. The Company accounts for this investment using the equity method due to its ability to influence operating and financial matters of Transactis through its representation on the Transactis board of directors and certain rights under the terms of the stock purchase agreement. The assets, liabilities and results of operations are not significant to the Company's financial position or results of operations. The carrying value of this investment at September 30, 2013 and December 31, 2012 was $6.4 and $6.9, respectively, and is included in other assets in the accompanying consolidated balance sheets.
Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at their fair values, which are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balance at September 30, 2013:
Corporate equity securities	$0.1	$—	$—	$0.1
Balance at December 31, 2012:
Corporate equity securities	$0.1	$—	$—	$0.1
During the nine months ended September 30, 2012, the Company sold its United States treasury securities, which were to mature in 2014, for $56.3 in cash and recognized a loss of $0.2, which is included in other expense, net in the accompanying consolidated statements of operations.

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
The following table details the components of the Company's restructuring accruals under its plans related to the Harland Clarke segment and Corporate for the nine months ended September 30, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Nine months ended September 30, 2013:
Severance and severance-related	$6.4	$1.2	$(4.1)	$—	$3.5
Facilities closures and other costs	2.4	6.7	(1.9)	(4.3)	2.9
Total	$8.8	$7.9	$(6.0)	$(4.3)	$6.4

Nine months ended September 30, 2012:
Severance and severance-related	$4.5	$7.5	$(5.1)	$—	$6.9
Facilities closures and other costs	3.0	1.6	(1.4)	(0.8)	2.4
Total	$7.5	$9.1	$(6.5)	$(0.8)	$9.3
The non-cash utilization of $4.3 and $0.8 in 2013 and 2012, respectively, in the table above includes adjustments to the carrying value of other property, plant and equipment. The Company expects to incur in future periods an additional $1.6 for costs related to these plans. The Company expects to make payments for severance and severance-related costs through 2014. Ongoing lease commitments related to these plans continue through 2017.
Scantron
During 2013, the Company adopted a plan in the Scantron segment to exit certain product lines in the education market. The plan resulted in the closure of four leased facilities and the elimination of operations and selling, general and administrative expenses associated with those product lines, largely occurring in the second quarter of 2013.
The Company previously adopted plans during 2011 and 2012 to realize cost savings in the Scantron segment by consolidating certain operations and eliminating certain selling, general and administrative expenses.
The following table details the components of the Company's restructuring accruals related to the Scantron segment for the nine months ended September 30, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Non-Cash Utilization	Ending Balance
Nine months ended September 30, 2013:
Severance and severance-related	$3.2	$4.0	$(5.2)	$—	$2.0
Facilities and other costs	0.9	2.6	(2.0)	(0.8)	0.7
Total	$4.1	$6.6	$(7.2)	$(0.8)	$2.7

Nine months ended September 30, 2012:
Severance and severance-related	$2.0	$4.1	$(3.0)	$—	$3.1
Facilities and other costs	1.4	1.2	(1.2)	—	1.4
Total	$3.4	$5.3	$(4.2)	$—	$4.5

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
Faneuil
The Company adopted a plan in 2012 to realize cost savings in the Faneuil segment by consolidating certain operations and eliminating certain selling, general and administrative expenses. The following table details the components of the Company's restructuring accruals related to the Faneuil segment for the nine months ended September 30, 2013 and 2012:

	Beginning Balance	Expensed	Paid in Cash	Ending Balance
Nine months ended September 30, 2013:
Severance and severance-related	$0.6	$0.4	$(0.7)	$0.3
Facilities and other costs	0.2	—	(0.1)	0.1
Total	$0.8	$0.4	$(0.8)	$0.4

Nine months ended September 30, 2012:
Severance and severance-related	$—	$0.9	$—	$0.9
Facilities and other costs	—	0.9	(0.3)	0.6
Total	$—	$1.8	$(0.3)	$1.5
Restructuring accruals for all of the segments' plans are reflected in other current liabilities and other liabilities in the accompanying consolidated balance sheets. The Company expects to pay the remaining severance, facilities and other costs related to the segments’ restructuring plans through 2018.
18. Transactions with Related Parties
Insurance
The Company participates in MacAndrews' directors and officers insurance program, which covers the Company as well as MacAndrews and MacAndrews' other affiliates. The limits of coverage are available on aggregate losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews for its allocable portion of the premiums for such coverage, which the Company believes is more favorable than premiums the Company could secure were it to secure its own coverage. At September 30, 2013, the Company recorded prepaid expenses and other assets of $0.7 and $1.1, respectively, relating to the directors and officers insurance program. At December 31, 2012, the Company recorded prepaid expenses and other assets of $0.7 and $1.0, respectively, related to the directors and officers insurance program. The Company paid $1.0 and $1.9 to MacAndrews during the nine months ended September 30, 2013 and 2012, respectively, under the directors and officers insurance program. The Company also participates in certain other insurance programs with MacAndrews under which it pays premiums directly to the insurance broker.
Tax Sharing Agreement
The Company, MacAndrews and certain other subsidiaries of MacAndrews entered into a tax sharing agreement on December 21, 2011, whereby MacAndrews files consolidated federal income tax returns on the Company's behalf. Under the tax sharing agreement, the Company makes periodic payments to MacAndrews. These payments are based on the applicable federal income tax liability that the Company would have had for each taxable period if the Company had not been included in the MacAndrews consolidated group. Similar provisions apply with respect to any foreign, state or local income or franchise tax returns filed by any MacAndrews consolidated, combined or unitary group for each period that the Company is included in any such group for foreign, state or local tax purposes. The Company made net payments to MacAndrews of $228.3 and $270.3 for the three and nine months ended September 30, 2013, respectively, and $22.4 and $70.6 for the three and nine months ended September 30, 2012, respectively.
Notes Receivable
On December 27, 2011, the Company entered into a revolving credit agreement with its indirect parent, MacAndrews, whereby MacAndrews could borrow an amount not exceeding $30.0. The facility is unsecured, bears interest at LIBOR plus 2% and matures in December 2013. The facility was drawn in full by MacAndrews on December 27, 2011 and remained outstanding at September 30, 2013. Interest income of $0.2 and $0.5 was recorded and related payments were received during

Harland Clarke Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(dollars in millions)
(unaudited)

the three and nine months ended September 30, 2013, respectively. Interest income of $0.2 and $0.6 was recorded and related payments were received during the three and nine months ended September 30, 2012, respectively.
Other
The Company expensed $0.6 and $2.0 during the three and nine months ended September 30, 2013, respectively, and $0.6 and $2.0 during the three and nine months ended September 30, 2012, respectively, for services provided to the Company by M & F Worldwide. This amount is reflected in selling, general and administrative expenses.
During the nine months ended September 30, 2013 and 2012, the Company paid cash dividends of $29.2 and $25.8, respectively, to M & F Worldwide as permitted by restricted payment baskets within the Company's debt agreements.
On March 19, 2012, the Company completed the Faneuil Acquisition from affiliates of MacAndrews, its indirect parent (see Note 3). In connection with the Faneuil Acquisition, Faneuil's revolving credit facility with an affiliate of MacAndrews, which was entered into on January 25, 2012, was extinguished (see Note 12).
19. Subsequent Event
On October 18, 2013, the Company completed the sale of Faneuil, Inc. ("Faneuil"), its wholly-owned business process outsourcing subsidiary, to ALJ Regional Holdings, Inc. ("ALJ") for consideration consisting of $25.0 in cash, a $25.0 two year note to the Company and 3.0 million shares of ALJ's common stock. The sale did not include Faneuil's Harland Technology Services business, which was transferred to and became part of the operations and results of Scantron from and after October 18, 2013 and the Company is currently evaluating the impact of the divestiture on its consolidated financial position and results of operations.

Harland Clarke Holdings Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion regarding our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this Quarterly Report on Form 10-Q.
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
On August 16, 2013, the Company completed the sale of each of Harland Financial Solutions, Inc., Harland Financial Solutions Worldwide Limited and Harland Israel Ltd. (collectively, "HFS") to affiliates of Davis + Henderson Corporation. The consideration received by the Company for the sale was approximately $1.2 billion in cash. The Company entered into an ancillary agreement providing for certain transitional services for a limited time to the buyer on terms customary for a transaction of this type. Results of operations for HFS through August 16, 2013, including the related gain, are reported as discontinued operations in the accompanying consolidated statements of operations included elsewhere in this Quarterly Report on Form 10‑Q (see Note 4 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q). Results of operations for HFS are not included in segment or consolidated results of operations other than as discontinued operations and prior periods have been reclassified to remove results of operations for HFS from results reported for continuing operations.
On March 19, 2012, the Company purchased Faneuil, Inc. ("Faneuil") from affiliates of MacAndrews (see Note 3 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Under accounting guidance for transactions among entities under common control, the Company has accounted for the purchase at historical cost and has retrospectively recasted prior periods under common control to include Faneuil operations. The Company and Faneuil came under common control on December 21, 2011, the date of the MacAndrews Acquisition. Faneuil is a separate business segment for financial reporting purposes. On October 18, 2013, the Company completed the sale of Faneuil (see Note 19 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments. Specifically, Scantron transferred the Harland Technology Services ("HTS") and Medical Device Tracking ("MDT") businesses to the Faneuil segment and the Survey Services business to the Harland Clarke segment. Prior period segment information has been reclassified to reflect this change. With the October 18, 2013 sale of Faneuil, the Harland Technology Services business was transferred to and became part of the operations and results of Scantron from and after that date.
Harland Clarke Holdings delivers to multiple industries a robust portfolio of products and services designed to optimize customer relationships and generate revenue. Its business units have long been recognized as leading providers of best-in-class payment solutions, marketing services, data capture and analytics − delivered through multiple channels, including online, digital print technology, mobile and phone. Harland Clarke Holdings' portfolio offers retail products, high-value transactional print and electronic documentation, security solutions and business intelligence. Its skills in capturing, managing, analyzing and delivering data measurement and assessment information, through both print and digital channels, supports decision-making and improved outcomes for organizations worldwide. Harland Clarke Holdings serves the financial, insurance and investment services industries, as well as education, big-box retailing, accounting software, commercial, government and franchising. Its clients, including more than 8,500 financial institutions, range in size from major corporate brands and trade associations, to state and local governments, micro-businesses and individual consumers.
The Harland Clarke segment offers to its more than 12,500 financial institution and commercial clients a range of solutions to support their success. These include payment solutions, security solutions, forms and treasury supplies and related

Harland Clarke Holdings Corp. and Subsidiaries

delivery and fraud prevention products, as well as transactional print and electronic documentation, including statements, compliance documents and communications. It provides marketing services including inbound and outbound contact center solutions and direct marketing campaigns delivered through the multiple channels of online, digital print technology, mobile and phone. Harland Clarke offers a spectrum of solutions based upon business intelligence and analytic services that range from surveys, database mining, strategic planning, creative development and production through fulfillment. Harland Clarke offers online customized social and business stationery, cards, office products and promotional products directly to consumers, small and medium businesses and direct selling associations. It also services some of the largest accounting software firms and big-box retailers by developing and managing e-commerce sites for the online ordering of customizable printed materials.
The Scantron segment provides data management and decision support solutions and related services to educational, commercial and governmental entities worldwide. Scantron products and services provide solutions for testing and assessment, instruction and performance management and business operational data collection. Scantron's solutions combine a variety of data collection, analysis and management tools including online solutions, software, scanning equipment, and pre-printed and customized forms.
The Faneuil segment provides business process outsourcing services including call center operations, back office operations, staffing services and toll collection services to governmental and regulated commercial clients. The Faneuil segment also provides patient information collection and tracking services, managed technical services and related field maintenance services to educational, commercial, healthcare and governmental entities.
Refinancing Transactions
On May 20, 2013, the Company completed the issuance of additional 2018 Senior Secured Notes. Proceeds from the issuance were used to repay and retire $50.0 million principal amount of fixed rate 2015 Senior Notes. On April 26, 2013, the Company completed a transaction to refinance its non-extended term loans that were to mature in June 2014. On February 20, 2013, the Company completed certain refinancing transactions with respect to its revolving credit facility dated as of April 4, 2007. On July 24, 2012, the Company completed certain refinancing transactions with respect to its credit agreement dated as of April 4, 2007, as amended on May 10, 2012. See Note 12 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
NCP Solutions Acquisition
On May 31, 2013, the Company acquired 100% of the equity of NCP Solutions, LLC ("NCP Solutions") for $35.2 million, net of cash acquired of $0.3 million, and after giving effect to working capital adjustments of $0.5 million (the "NCP Solutions Acquisition"). NCP Solutions is a leading end-to-end communications solutions provider to consumer finance companies, banks, mortgage lenders, mortgage subservicers, credit unions, auto and equipment finance companies, auto service contract providers, direct marketing companies, healthcare and health insurance companies, check producers and various other customers. The NCP Solutions business is included in the Harland Clarke segment for financial reporting purposes.
Faneuil
On March 19, 2012, the Company entered into a Stock Purchase Agreement pursuant to which the Company purchased 100% of the issued and outstanding shares of capital stock of New Faneuil, Inc. ("New Faneuil") for $70.0 million in cash (the "Faneuil Acquisition") from affiliates of MacAndrews. The Company financed the Faneuil Acquisition with Harland Clarke Holdings' cash on hand. New Faneuil, through its wholly owned subsidiary, Faneuil, provides business process outsourcing services including call center operations, back office operations, staffing services and toll collection services to governmental and regulated commercial clients across the United States. On October 18, 2013, the Company completed the sale of Faneuil (see Note 19 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Economic and Other Factors Affecting the Businesses of the Company
Harland Clarke
While total non-cash payments - including checks, credit cards, debit cards and other electronic forms of payment - are growing, the number of checks written continues to decline, although at a slower rate of decline in the past two years compared to the decline experienced during the height of the financial crisis. Harland Clarke maintains that the number of checks printed is driven by the number of checks written, the number of new checking accounts opened and reorders reflecting changes in consumers' personal situations, such as name or address changes. In recent years, Harland Clarke has experienced check unit declines at a higher rate than in the past, as evidenced by recent period-over-period declines in Harland Clarke revenue which are discussed in more detail elsewhere in this report and other recently filed reports on Form 10-K and Form 10‑Q. Harland Clarke believes these higher rates of decline are attributable at least in part to changing business strategies of certain of our financial institution clients and an increase in the use of alternative non-cash payments in addition to other factors. Harland Clarke is unable to determine the extent to which other factors such as economic and financial market difficulties, the depth and

Harland Clarke Holdings Corp. and Subsidiaries

length of the economic downturn, higher unemployment, decreased openings of checking accounts and decreased consumer spending have also contributed to the higher rates of decline. As mentioned, beginning in 2011, this trend of higher check unit declines improved slightly from that experienced in recent years and continues to the present. However, Harland Clarke is unable to determine at this time if this improvement to the trend will continue. Harland Clarke still expects that check unit volume will continue to decline, resulting in a corresponding decrease in check revenues and depending on the nature and relative magnitude of the causes for the decreases, such decreases may not be mitigated as and when overall economic conditions improve.
Harland Clarke continues managing its costs, overhead and facilities to reflect the decline in check unit volumes. However, the business anticipates that in the future, it will not be able to mitigate the revenue declines from declining check unit volumes through cost management, which could negatively affect Harland Clarke's margins. Therefore, Harland Clarke remains focused on growing its non-check related products and services, optimizing its existing catalog of offerings and developing or acquiring new or expanded offerings, in each case to better serve its clients. Harland Clarke does not believe that organic growth and revenues from non-check related products and services will fully offset revenue declines from declining check unit volumes.
Harland Clarke's primary competition comes from alternative payment methods such as debit cards, credit cards, ACH, and other electronic and online payment options. Harland Clarke also competes with large providers that offer a wide variety of products and services including Deluxe Corporation, Harte-Hanks, Inc., and R.R. Donnelley & Sons Company. There are also many other competitors that specialize in providing one or more of the products and services Harland Clarke offers to its clients. Harland Clarke competes on the basis of service, convenience, quality, product range, price and the value its solutions deliver to clients.
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
Scantron
While the number of tests given annually in K-12 and higher education continues to grow, the demand for optical mark reader paper-based testing has declined and is expected to continue to decline. Changes in educational funding can affect the rate at which schools adopt new technology thus slowing the decline for paper-based testing but also slowing the demand for Scantron's online testing products. Educational funding changes may also reduce the rate of consumption of Scantron's forms and purchase of additional hardware to process these forms. Scantron's education-based customers may turn to lower cost solutions for paper-based forms and hardware in furtherance of addressing their budget needs. A weak economy in the United States may negatively affect education budgets and spending, which would have an adverse effect on Scantron's operating results. Scantron's recent exit from certain product lines in the education market may also have an adverse effect on its ongoing business and business prospects. Scantron is subject to federal and state educational budget allotments. In the current economic and political landscapes, these budget allotments may come under pressure and could be reduced, thus affecting customer willingness to invest in Scantron products.
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
Scantron must successfully develop new products and solutions to respond to the significant changes in the educational testing and data collection industry due to customer requirements, technological and regulatory changes. Scantron must continue to keep pace with changes in testing and data collection technology and the needs of its clients. The development of new education-related technologies depends on the timing and costs of the development effort, product performance, functionality, customer acceptance, adoption rates and competition, all of which could have a negative effect on our business. If Scantron is not able to adopt new electronic data collection and other education technology-related solutions at a rate that keeps pace with other technological advances, or in a manner that results in meaningful customer adoption, the business, business prospects, results of operations and financial condition of Scantron could be materially and adversely affected. In addition, Scantron has taken actions to and may from time to time, depending on the foregoing and other factors, determine to limit investment in, restrict marketing efforts for or discontinue certain of its products which are not part of Scantron's evolving

Harland Clarke Holdings Corp. and Subsidiaries

strategic plans. Actions to further limit Scantron's product lines could have other negative consequences on Scantron's business and its relationships with customers and suppliers.
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
See Note 19 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the divestiture of certain Faneuil businesses on October 18, 2013. Faneuil's HTS business was

Harland Clarke Holdings Corp. and Subsidiaries

excluded from the divestiture and was transferred to and became part of the operations and results of Scantron from and after October 18, 2013.
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
Consolidated Operating Results
The Company has organized its businesses along three reportable segments together with a corporate group for certain support services. The Company's operations are aligned on the basis of products, services and industry. Management measures and evaluates the reportable segments based on operating income. During the second quarter of 2012, the Company transferred certain product and service lines from the Scantron segment to other segments. Specifically, Scantron transferred the HTS and MDT businesses to the Faneuil segment and the Survey Services business to the Harland Clarke segment. Prior period results in the tables below have been reclassified to reflect these business segment changes. The results for the Harland Financial Solutions segment are reported as discontinued operations (see Note 1 and Note 4 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) for all periods presented.
In the tables below, dollars are in millions.
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The operating results for the three months ended September 30, 2013 and 2012, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired NCP Solutions business from May 31, 2013, the date of the acquisition, and the Faneuil businesses that were sold on October 18, 2013. They also include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above. They do not include operating results for the Harland Financial Solutions segment which are reported as discontinued operations.
Net Revenues:

	Three Months Ended
	September 30,
	2013	2012
Consolidated Net Revenues:
Harland Clarke segment	$303.8	$286.7
Scantron segment	32.1	30.2
Faneuil segment	42.7	41.6
Eliminations	(0.8)	(0.6)
Total	$377.8	$357.9
Net revenues increased by $19.9 million, or 5.6%, to $377.8 million in the 2013 period from $357.9 million in the 2012 period.
Net revenues for the Harland Clarke segment increased by $17.1 million, or 6.0%, to $303.8 million in the 2013 period from $286.7 million in the 2012 period primarily due to the NCP Solutions Acquisition that increased net revenues by $24.0 million, a $1.3 million increase in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, a $0.7 million increase in non-check revenues and an additional one-half production day in the 2013 period. These increases were partially offset by a decrease in revenues per unit that decreased net revenues by $10.0 million and a slight volume decline, net of conversions and client losses, that decreased net revenues by $0.7 million. Non-cash fair value acquisition accounting adjustments to deferred revenues and client incentives were a net benefit of $7.9 million in the 2013 period compared to a net benefit of $6.6 million in the 2012 period.

Harland Clarke Holdings Corp. and Subsidiaries

Net revenues for the Scantron segment increased by $1.9 million, or 6.3%, to $32.1 million in the 2013 period from $30.2 million in the 2012 period primarily due to a $4.5 million increase in revenues for online products primarily resulting from the recognition of deferred revenues related to contracts that were terminated in the 2013 period due to the discontinuation of certain online products, partially offset by a $2.6 million increase in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition and by volume declines in scanners and forms that reduced net revenues by $0.3 million. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $2.6 million in the 2013 period.
Net revenues for the Faneuil segment increased by $1.1 million, or 2.6%, to $42.7 million in the 2013 period from $41.6 million in the 2012 period primarily due to a $1.7 million increase from new business contracts and a $0.4 million decrease in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $1.0 million decrease resulting from a contract price decrease. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $0.1 million in the 2013 period compared to $0.5 million in the 2012 period.
Elimination of net revenues increased to $0.8 million in the 2013 period from $0.6 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.

Cost of Revenues:

	Three Months Ended
	September 30,
	2013	2012
Consolidated Cost of Revenues:
Harland Clarke segment	$190.9	$180.4
Scantron segment	16.0	16.7
Faneuil segment	32.7	31.2
Eliminations	(0.8)	(0.6)
Total	$238.8	$227.7
Cost of revenues increased by $11.1 million, or 4.9%, to $238.8 million in the 2013 period from $227.7 million in the 2012 period.
Cost of revenues for the Harland Clarke segment increased by $10.5 million, or 5.8%, to $190.9 million in the 2013 period from $180.4 million in the 2012 period primarily due to the NCP Solutions Acquisition that increased cost of revenues by $19.9 million, a $1.8 million increase in professional fees and a $0.8 million increase in depreciation and amortization related to investments in technology. These increases were partially offset by $7.7 million of cost reductions resulting from technology enabled efficiencies and other cost reduction and restructuring initiatives and a $4.5 million decrease in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $8.4 million in the 2013 period, including $8.5 million in depreciation and amortization and a benefit of $0.1 million in other non-cash acquisition accounting adjustments, compared to $12.9 million in the 2012 period, including $13.1 million in depreciation and amortization and a benefit of $0.2 million in other non-cash acquisition accounting adjustments. Cost of revenues as a percentage of revenues for the Harland Clarke segment decreased to 62.8% in the 2013 period from 62.9% in the 2012 period.
Cost of revenues for the Scantron segment decreased by $0.7 million, or 4.2%, to $16.0 million in the 2013 period from $16.7 million in the 2012 period primarily due to a decrease of $1.7 million resulting from volume declines and cost reduction and restructuring initiatives and a $1.6 million increase in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $2.3 million increase resulting from lower cost deferrals in the 2013 period related to implementation services for revenues that have not yet been recognized and from recognition of deferred costs related to contracts that were terminated in the 2013 period due to the discontinuation of certain online products. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $6.8 million in the 2013 period, including a $5.5 million benefit in depreciation and amortization and a $1.3 million benefit in other non-cash acquisition accounting adjustments, compared to a net benefit of $5.2 million in the 2012 period, all in depreciation and amortization. Cost of revenues as a percentage of revenues for the Scantron segment decreased to 49.8% in the 2013 period from 55.3% in the 2012 period primarily due to cost reduction and restructuring initiatives and an increase in net benefits for non-cash fair value acquisition accounting adjustments.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of revenues for the Faneuil segment increased by $1.5 million, or 4.8%, to $32.7 million in the 2013 period from $31.2 million in the 2012 period primarily due to an increase in implementation costs related to new contracts and operational costs associated with new business. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.3 million in the 2013 and 2012 periods, all of which was in depreciation and amortization. Cost of revenues as a percentage of revenues for the Faneuil segment increased to 76.6% in the 2013 period from 75.0% in the 2012 period due to the change in business mix.
Elimination of cost of revenues increased to $0.8 million in the 2013 period from $0.6 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Selling, General and Administrative Expenses:

	Three Months Ended
	September 30,
	2013	2012
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$48.5	$43.1
Scantron segment	12.2	15.0
Faneuil segment	4.9	5.5
Corporate	7.2	4.6
Total	$72.8	$68.2
Selling, general and administrative expenses increased by $4.6 million, or 6.7%, to $72.8 million in the 2013 period from $68.2 million in the 2012 period.
Selling, general and administrative expenses for the Harland Clarke segment increased by $5.4 million, or 12.5%, to $48.5 million in the 2013 period from $43.1 million in the 2012 period primarily due to a $2.8 million accrual for legal matters, the NCP Solutions Acquisition that increased selling, general and administrative expenses by $2.7 million, a $1.2 million increase in general overhead expenses and a $0.4 million increase in advertising expenses, partially offset by a $1.5 million decrease in depreciation and amortization not related to acquisition accounting and a $0.2 million increase in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Non-cash fair value acquisition accounting adjustments related to the MacAndrews acquisition were a net benefit of $0.2 million for the 2013 period, all of which was in depreciation and amortization, compared to $0.0 million in the 2012 period, including a $0.6 million charge for depreciation and amortization and a $0.6 million benefit in other non-cash acquisition accounting adjustments. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment increased to 16.0% in the 2013 period from 15.0% in the 2012 period primarily due to increased expenses.
Selling, general and administrative expenses for the Scantron segment decreased $2.8 million, or 18.7%, to $12.2 million in the 2013 period from $15.0 million in the 2012 period primarily due to a decrease of $4.7 million resulting from cost reduction and restructuring initiatives, a $0.3 million decrease in costs related to projects to increase efficiencies and a $0.3 million decrease in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by an increase of $2.2 million due to higher depreciation unrelated to acquisition accounting, a decrease in capitalization of software development costs and a decrease in cost deferrals related to implementation services for revenues that have not yet been recognized. Charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.1 million for the 2013 period, including $0.2 million in depreciation and amortization and a $0.1 million benefit in other non-cash acquisition accounting adjustments, compared to $0.4 million in the 2012 period, all in depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment decreased to 38.0% in the 2013 period from 49.7% in the 2012 period primarily due to cost reduction and restructuring initiatives.
Selling, general and administrative expenses for the Faneuil segment decreased by $0.6 million, or 10.9%, to $4.9 million in the 2013 period from $5.5 million in the 2012 period primarily due to cost reductions of $0.9 million, partially offset by a $0.3 million increase in operational costs associated with new business. Selling, general and administrative expenses as a percentage of revenues for the Faneuil segment decreased to 11.5% in the 2013 period from 13.2% in the 2012 period primarily due to cost reductions and a change in business mix.
Corporate selling, general and administrative expenses increased by $2.6 million, or 56.5%, to $7.2 million in the 2013 period from $4.6 million in the 2012 period primarily due to an increase in corporate development activities.

Harland Clarke Holdings Corp. and Subsidiaries

Asset Impairment Charges
During the 2013 period, the Company recorded non-cash impairment charges of $0.2 million for the Scantron segment related to assets that were determined to have no future use. During the 2012 period, the Company recorded non-cash impairment charges of $0.5 million for the Faneuil segment related to abandoned leasehold improvements resulting from the loss of a client and $0.2 million for the Harland Clarke segment related to assets that were determined to have limited future use.
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
In the 2013 period, the Company recorded restructuring costs of $1.9 million for the Harland Clarke segment and a benefit of $0.3 million for the Scantron segment related to these plans. In the 2012 period, the Company recorded restructuring costs of $6.4 million for the Harland Clarke segment, $3.7 million for the Scantron segment and $1.5 million for the Faneuil segment related to these plans.
Interest Expense
Interest expense was $53.5 million in the 2013 period compared to $56.3 million in the 2012 period. The decrease in interest expense was primarily due to fair value acquisition accounting adjustments to the principal amount of debt outstanding at the time of the MacAndrews Acquisition that resulted in an $13.3 million decrease in non-cash interest expense, partially offset by the refinancing of a portion of outstanding debt at higher interest rates and an increase in amortization of deferred financing fees and issuance discounts. In addition, other fair value acquisition accounting adjustments to deferred financing costs and interest rate swaps resulted in a $4.2 million increase in non-cash interest expense.
Loss on Early Extinguishment of Debt
The non-cash loss on early extinguishment of debt of $34.2 million in the 2012 period, which was attributable to refinancing transactions, resulted from the write-off of unamortized acquisition accounting-related fair value discount related to the MacAndrews Acquisition (see Note 1 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Provision (Benefit) for Income Taxes on Continuing Operations
The Company's effective tax rate on continuing operations was a provision of 30.9% in the 2013 period and a benefit 39.2% in the 2012 period. The provision for the 2013 period is lower than the statutory rate primarily due to the domestic production activities deduction.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The operating results for the nine months ended September 30, 2013 and 2012, as reflected in the accompanying consolidated statements of operations and described below, include the operating results of the acquired Faneuil business for the full period since Faneuil and the Company were under common control during each of the periods. They include the operating results of the acquired NCP Solutions business from May 31, 2013, the date of the acquisition, and the Faneuil businesses that were sold on October 18, 2013. They also include reclassifications related to the business segment changes discussed in the Consolidated Operating Results section above. They do not include operating results for the Harland Financial Solutions segment which are reported as discontinued operations.

Harland Clarke Holdings Corp. and Subsidiaries

Net Revenues:

	Nine Months Ended
	September 30,
	2013	2012
Consolidated Net Revenues:
Harland Clarke segment	$874.7	$866.4
Scantron segment	89.2	89.0
Faneuil segment	122.9	115.4
Eliminations	(2.2)	(1.7)
Total	$1,084.6	$1,069.1
Net revenues increased by $15.5 million, or 1.4%, to $1,084.6 million in the 2013 period from $1,069.1 million in the 2012 period.
Net revenues for the Harland Clarke segment increased by $8.3 million, or 1.0%, to $874.7 million in the 2013 period from $866.4 million in the 2012 period primarily due to the NCP Solutions Acquisition that increased net revenues by $32.0 million, a $1.6 million increase in non-check revenues and a $1.0 million increase in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by volume declines, net of conversions and client additions and losses, that reduced net revenues by $16.4 million and a decrease in revenues per unit that decreased net revenues by $8.2 million. Non-cash fair value acquisition accounting adjustments to deferred revenues and client incentives were a net benefit of $24.4 million in the 2013 period compared to a net benefit of $23.4 million in the 2012 period.
Net revenues for the Scantron segment increased by $0.2 million, or 0.2%, to $89.2 million in the 2013 period from $89.0 million in the 2012 period primarily due to a $5.5 million increase in revenues for online products primarily resulting from the recognition of deferred revenues related to contracts that were terminated in the 2013 period due to the discontinuation of certain online products, partially offset by volume declines in scanners and forms that reduced net revenues by $4.8 million and a $0.5 million increase in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $6.0 million in the 2013 period compared to $5.5 million in the 2012 period.
Net revenues for the Faneuil segment increased by $7.5 million, or 6.5%, to $122.9 million in the 2013 period from $115.4 million in the 2012 period primarily due to a $6.1 million increase from new business contracts and a $4.5 million decrease in charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $3.1 million decrease resulting from a contract price decrease. Charges for non-cash fair value acquisition accounting adjustments to deferred revenues were $0.2 million in the 2013 period compared to $4.7 million in the 2012 period.
Elimination of net revenues increased to $2.2 million in the 2013 period from $1.7 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Cost of Revenues:

	Nine Months Ended
	September 30,
	2013	2012
Consolidated Cost of Revenues:
Harland Clarke segment	$537.5	$568.8
Scantron segment	49.2	55.1
Faneuil segment	95.1	90.5
Eliminations	(2.2)	(1.7)
Total	$679.6	$712.7
Cost of revenues decreased by $33.1 million, or 4.6%, to $679.6 million in the 2013 period from $712.7 million in the 2012 period.

Harland Clarke Holdings Corp. and Subsidiaries

Cost of revenues for the Harland Clarke segment decreased by $31.3 million, or 5.5%, to $537.5 million in the 2013 period from $568.8 million in the 2012 period primarily due to a $27.0 million decrease in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, including decreases in depreciation and amortization of $14.4 million and decreases in other non-cash acquisition accounting adjustments of $12.6 million. The decrease was also due to $26.2 million of cost reductions resulting from technology enabled efficiencies and other cost reduction and restructuring initiatives, a $7.2 million decrease in variable expenses related to volume declines and a $0.5 million decrease in depreciation and amortization not related to acquisition accounting. These decreases were partially offset by the NCP Solutions Acquisition that increased cost of revenues by $26.8 million and a $4.2 million increase in professional fees. Non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $26.9 million in the 2013 period, including $27.2 million in depreciation and amortization and a $0.3 million benefit in other non-cash acquisition accounting adjustments, compared to $53.9 million in the 2012 period, including $41.6 million in depreciation and amortization and $12.3 million in other non-cash acquisition accounting adjustments. Cost of revenues as a percentage of revenues for the Harland Clarke segment decreased to 61.4% in the 2013 period from 65.7% in the 2012 period primarily due to technology enabled efficiencies and other cost reduction and restructuring initiatives and a decrease in non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition.
Cost of revenues for the Scantron segment decreased by $5.9 million, or 10.7%, to $49.2 million in the 2013 period from $55.1 million in the 2012 period primarily due to a decrease of $7.4 million resulting from volume declines and cost reduction and restructuring initiatives and a $2.2 million increase in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition, partially offset by a $3.7 million increase resulting from lower cost deferrals in the 2013 period related to implementation services for revenues that have not yet been recognized and from recognition of deferred costs related to contracts that were terminated in the 2013 period due to the discontinuation of certain online products. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $18.6 million in the 2013 period, including a $16.4 million benefit in depreciation and amortization and a benefit of $2.2 million in other non-cash acquisition accounting adjustments, compared to a $16.4 million benefit in the 2012 period, including a $16.5 million decrease in depreciation and amortization and a $0.1 million charge for other non-cash acquisition accounting adjustments. Cost of revenues as a percentage of revenues for the Scantron segment decreased to 55.2% in the 2013 period from 61.9% in the 2012 period primarily due to cost reduction and restructuring initiatives and an increase in net benefits for non-cash fair value acquisition accounting adjustments.
Cost of revenues for the Faneuil segment increased by $4.6 million, or 5.1%, to $95.1 million in the 2013 period from $90.5 million in the 2012 period primarily due to a $3.8 million increase in implementation costs related to new contracts and operational costs associated with the new business and a $0.8 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.8 million in the 2013 period, all of which was in depreciation and amortization, compared to $1.6 million in the 2012 period, including a $2.3 million benefit in depreciation and amortization and a $0.7 million charge in other non-cash acquisition accounting adjustments. Cost of revenues as a percentage of revenues for the Faneuil segment decreased to 77.4% in the 2013 period from 78.4% in the 2012 period due to the change in business mix.
Elimination of cost of revenues increased to $2.2 million in the 2013 period from $1.7 million in the 2012 period primarily due to intersegment sales of information technology services from the Scantron segment to the Harland Clarke segment.
Selling, General and Administrative Expenses:

	Nine Months Ended
	September 30,
	2013	2012
Consolidated Selling, General and Administrative Expenses:
Harland Clarke segment	$136.4	$136.5
Scantron segment	40.6	54.6
Faneuil segment	15.4	17.0
Corporate	17.6	13.4
Total	$210.0	$221.5
Selling, general and administrative expenses decreased by $11.5 million, or 5.2%, to $210.0 million in the 2013 period from $221.5 million in the 2012 period.

Harland Clarke Holdings Corp. and Subsidiaries

Selling, general and administrative expenses for the Harland Clarke segment decreased by $0.1 million, or 0.1%, to $136.4 million in the 2013 period from $136.5 million in the 2012 period primarily due to a $4.4 million decrease resulting from cost reduction and restructuring initiatives largely of labor and general overhead expense reductions, a $2.3 million decrease in advertising expenses and a $1.5 million decrease in depreciation and amortization not related to acquisition accounting, partially offset by the NCP Solutions Acquisition that increased selling, general and administrative expenses by $3.5 million, a $2.8 million accrual for legal matters and a $1.9 million decrease in net benefits for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition. Non-cash fair value acquisition accounting adjustments related to the MacAndrews acquisition were a net benefit of $0.8 million for the 2013 period, including a $0.6 million benefit in depreciation and amortization and a $0.2 million benefit in other non-cash acquisition accounting adjustments, compared to a net benefit of $2.7 million in the 2012 period, including a $4.0 million benefit in other non-cash acquisition accounting adjustments and a $1.3 million increase in depreciation and amortization. Selling, general and administrative expenses as a percentage of revenues for the Harland Clarke segment decreased to 15.6% in the 2013 period from 15.8% in the 2012 period primarily due to cost reduction and restructuring initiatives.
Selling, general and administrative expenses for the Scantron segment decreased $14.0 million, or 25.6%, to $40.6 million in the 2013 period from $54.6 million in the 2012 period primarily due to a decrease of $16.7 million resulting from cost reduction and restructuring initiatives, a $2.4 million decrease in costs related to projects to increase efficiencies, partially offset by an increase of $5.3 million primarily due to higher depreciation unrelated to acquisition accounting, a decrease in capitalization of software development costs and a decrease in cost deferrals related to implementation services for revenues that have not yet been recognized and a $0.3 million decrease in charges for non-cash fair value acquisition accounting adjustment related to the MacAndrews Acquisition. Charges for non-cash fair value acquisition accounting adjustments related to the MacAndrews Acquisition were $0.7 million in the 2013 period, including $0.6 million in depreciation and amortization and $0.1 million in other non-cash acquisition accounting adjustments, compared to $1.0 million in the 2012 period, including $0.8 million in depreciation and amortization and $0.2 million in other non-cash acquisition accounting adjustments. Selling, general and administrative expenses as a percentage of revenues for the Scantron segment decreased to 45.5% in the 2013 period from 61.3% in the 2012 period primarily due to cost reduction and restructuring initiatives.
Selling, general and administrative expenses for the Faneuil segment decreased by $1.6 million, or 9.4%, to $15.4 million in the 2013 period from $17.0 million in the 2012 period primarily due to cost reductions of $2.3 million, partially offset by a $0.7 million increase in operational costs associated with new business. Selling, general and administrative expenses as a percentage of revenues for the Faneuil segment decreased to 12.5% in the 2013 period from 14.7% in the 2012 period primarily due to cost reductions and a change in business mix.
Corporate selling, general and administrative expenses increased by $4.2 million, or 31.3%, to $17.6 million in the 2013 period from $13.4 million in the 2012 period primarily due to an increase in corporate development activities, partially offset by a reduction in expenses related to the MacAndrews Acquisition that occurred in the first quarter of 2012.
Asset Impairment Charges
During the 2013 period, the Company recorded non-cash impairment charges of $0.2 million for the Harland Clarke segment and $0.9 million for the Scantron segment related to assets that were determined to have no future use. During the 2012 period, the Company recorded non-cash impairment charges of $0.5 million for the Faneuil segment related to abandoned leasehold improvements resulting from the loss of a client and $0.2 million for the Harland Clarke segment related to assets that were determined to have limited future use.
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
In the 2013 period, the Company recorded restructuring costs of $7.9 million for the Harland Clarke segment, $6.6 million for the Scantron segment and $0.4 million for the Faneuil segment related to these plans. In the 2012 period, the Company recorded restructuring costs of $9.1 million for the Harland Clarke segment, $5.3 million for the Scantron segment and $1.8 million for the Faneuil segment related to these plans.
Interest Income
Interest income was $0.6 million in the 2013 period compared to $0.7 million in the 2012 period. The decrease in interest income was primarily due to interest received on United States treasury securities in the 2012 period. The United States treasury securities were sold in the first quarter of 2012.

Harland Clarke Holdings Corp. and Subsidiaries

Interest Expense
Interest expense was $165.4 million in the 2013 period compared to $166.0 million in the 2012 period. The decrease in interest expense was primarily due to fair value acquisition accounting adjustments to the principal amount of debt outstanding at the time of the MacAndrews Acquisition that resulted in a $33.6 million decrease in non-cash interest expense, partially offset by the refinancing of a portion of outstanding debt at higher interest rates and an increase in amortization of deferred financing fees and issuance discounts. In addition, other fair value acquisition accounting adjustments to deferred financing costs and interest rate swaps resulted in a $4.1 million increase in non-cash interest expense.
Loss on Early Extinguishment of Debt
The non-cash losses on early extinguishment of debt of $61.0 million in the 2013 period and $34.2 million in the 2012 period, which were attributable to refinancing transactions, resulted from the write-off of unamortized acquisition accounting-related fair value discount related to the MacAndrews Acquisition (see Note 1 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Other Expense, net
Other expense, net was $0.2 million in the 2012 period due to a loss on the sale of marketable securities.
Provision (Benefit) for Income Taxes on Continuing Operations
The Company's effective tax rate on continuing operations was a benefit of 40.6% in the 2013 period and a benefit of 38.4% in the 2012 period. The benefit for the 2013 period is higher than the statutory rate primarily due to the domestic production activities deduction. The benefit for the 2012 period is different from the statutory rate primarily due to state net operating losses for which no benefit was recorded.
Liquidity and Capital Resources
Cash Flow Analysis
The following table summarizes the Company's historical cash flows which are presented on a consolidated basis and include cash flows from discontinued operations.

	Nine Months Ended
	September 30,
(In millions)	2013	2012
Cash (Used In) Provided By:
Operating activities	$(62.8)	$164.5
Investing activities	1,085.2	(37.8)
Financing activities	(86.6)	(154.0)
The Company's net cash used in operating activities during the nine months ended September 30, 2013 was $62.8 million compared to net cash provided by operating activities of $164.5 million during the nine months ended September 30, 2012. The increase in net cash used in operating activities of $227.3 million was due to a $227.1 million decrease in cash flows from operations and a $0.2 million decrease in cash flows from changes in operating assets and liabilities. The $227.1 million decrease in cash flow from operations was primarily due to payments of $224.7 million related to taxes on the sale of HFS, the proceeds of which are included in the investing activities section of the cash flow statement. The decrease in cash flows from changes in operating assets and liabilities was primarily due to changes in deferred revenues, inventories, contract acquisition payments and prepaid expenses and other assets totaling $67.2 million largely the result of fair value acquisition accounting adjustment related to the MacAndrews Acquisition and changes in accounts payable and accrued liabilities and other, net totaling $11.4 million, substantially offset by a $79.6 million increase from accruals for income taxes primarily related to the sale of HFS.
The Company's net cash provided by investing activities was $1,085.2 million during the nine months ended September 30, 2013 compared to net cash used in investing activities of $37.8 million during the nine months ended September 30, 2012. The increase in cash provided by investing activities was primarily due to proceeds of $1,181.9 million from the sale of HFS, net of cash divested and costs to sell, that occurred during the nine months ended September 30, 2013 and a $2.5 million decrease in expenditures for capitalized computer software development costs during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by proceeds of $56.3 million from the sale of marketable securities that occurred during the nine months ended September 30, 2012 and a $6.8 million increase in capital expenditures during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Harland Clarke Holdings Corp. and Subsidiaries

The Company's net cash used in financing activities was $86.6 million during the nine months ended September 30, 2013 compared to $154.0 million during the nine months ended September 30, 2012. The decrease in net cash used in financing activities was primarily due to a $33.9 million decrease in net repayments of notes and credit agreements, a $33.8 million decrease in payments to parent for the Faneuil Acquisition and a $7.4 million decrease in payments related to derivative instruments, partially offset by a $4.3 million increase in debt issuance costs related to refinancing activities.
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
The Company's Consolidated Contractual Obligations and Commitments
There were no material changes to the Company's contractual obligations and commitments as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 during the three months ended September 30, 2013 except for certain refinancing transactions completed and disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013.
Liquidity Assessment
The Company believes that its cash and cash equivalents, borrowings available under its credit agreement (as further discussed in Note 12 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q) and anticipated cash flow from operating activities will be sufficient to meet the Company's expected operating needs, investment and capital spending requirements and debt service requirements for the foreseeable future.
In addition to normal operating cash, working capital requirements and service of indebtedness, the Company also requires cash to fund capital expenditures, make contract acquisition payments to financial institution clients and enable cost reductions through restructuring projects as follows:

•
Capital Expenditures. The Company's capital expenditures are primarily related to infrastructure investments, internally developed software, cost reduction programs, marketing initiatives and other projects that support future revenue growth. During the nine months ended September 30, 2013 and 2012, the Company incurred $53.8 million and $47.0 million of capital expenditures and $0.5 million and $0.4 million of capitalized interest, respectively. These amounts include capital expenditures for discontinued operations of $5.9 million and $6.3 million for the nine months ended September 30, 2013 and 2012, respectively, and capitalized interest for discontinued operations of $0.1 million for the nine months ended September 30, 2013. The Company's capital expenditures are estimated to be in the range of $60.0 million to $65.0 million for the fiscal year ending December 31, 2013, which includes $5.9 million for discontinued operations.

•	Contract Acquisition Payments. During the nine months ended September 30, 2013 and 2012, the Company made $18.7 million and $36.6 million of contract acquisition payments to its clients, respectively.

•
Restructuring/Cost Reductions. Restructuring accruals have been established for anticipated severance payments, costs related to facilities closures and other expenses related to the planned restructuring or consolidation of some of the Company's operations. During the nine months ended September 30, 2013 and 2012, the Company made $14.0 million and $11.0 million of payments, respectively, for restructuring for continuing operations.

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
Cash Flow Risks
The Company's ability to meet its debt service obligations and reduce its total debt will depend upon its ability to generate cash in the future which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. The Company may not be able to generate sufficient cash flow from operations or borrow under its credit facility in an amount sufficient to repay its debt or to fund other liquidity needs. As of September 30, 2013, the Company had $23.3 million of availability under its senior secured asset based revolving credit facility (after giving effect to the issuance of $10.4 million of letters of credit), a decrease of $18.6 million from June 30, 2013. The decrease was primarily due to recent divestitures (see Notes 4 and 19 to the accompanying consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company may also use its senior secured asset

Harland Clarke Holdings Corp. and Subsidiaries

based revolving credit facility to fund potential future acquisitions or investments. If future cash flow from operations and other capital resources are insufficient to pay the Company's obligations as they mature or to fund its liquidity needs, the Company may be forced to reduce or delay business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.
Critical Accounting Policies and Estimates
There were no material changes to the Company's Critical Accounting Policies and Estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed on February 25, 2013 with the United States Securities and Exchange Commission ("SEC"), which is available on the SEC's website at www.sec.gov.
Forward-Looking Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as well as certain of the Company's other public documents and statements and oral statements, contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "plans," "expects," "intends," "estimates" or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements are reasonable, such plans, intentions or expectations may not be achieved. Such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements. In addition, the Company encourages investors to read the summary of the Company's critical accounting policies and estimates included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."
In addition to factors described in the Company's SEC filings and others, the following factors could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:

•	our substantial indebtedness;

•
further adverse changes in or worsening of general economic and industry conditions, including the depth and length of the economic downturn and higher unemployment, which could result in more rapid declines in product sales and/or pricing pressure which could result in adverse effects on our businesses;

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

•	consolidation among financial institutions;

•	adverse changes or failures or consolidation of the large financial institution clients on which we depend, resulting in decreased revenues and/or pricing pressure;

•	intense competition in all areas of our businesses;

•	our ability to successfully locate, execute, integrate and manage recent acquisitions as well as future acquisitions;

•	ongoing obligations with respect to divestiture transactions which could result in unanticipated liabilities;

•	our ability to implement any or all components of our business strategy;

Harland Clarke Holdings Corp. and Subsidiaries

•	interruptions or adverse changes in our vendor or supplier relationships;

•	increased production and delivery costs;

•	fluctuations in the costs of raw materials and other supplies;

•	our ability to attract, hire and retain qualified personnel;

•	technological improvements that may reduce any advantage over other providers in our respective industries;

•	our ability to protect customer or consumer data against data security breaches;

•	changes in legislation relating to consumer privacy protection that could increase our costs or limit our future business opportunities;

•	contracts with our clients relating to consumer privacy protection that could restrict our business;

•	our ability to protect our intellectual property rights;

•	our reliance on third-party providers for certain significant information technology needs;

•	software defects or cyber-attacks that could harm our businesses and reputation;

•	sales and other taxes that could have adverse effects on our businesses;

•	our ability to develop new products for our Scantron segment and to grow Scantron's online education business;

•	determinations made to limit investments in, restrict marketing efforts for or discontinue certain products which are not part of the Company's strategic plans;

•	our ability to achieve VSOE of fair value for multiple-element arrangements for software businesses we have acquired or will acquire, which could affect the timing of recognition of revenue;

•	future warranty or product liability claims which could be costly to resolve and result in negative publicity;

•	government and school clients' budget deficits, which could have an adverse impact on our Scantron segment;

•	softness in direct mail response rates;

•	lower than expected cash flow from operations;

•	unfavorable foreign currency fluctuations;

•	the loss of one of our significant customers;

•	work stoppages and other labor disturbances;

•	unanticipated internal control deficiencies or weaknesses.
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
At September 30, 2013, the Company had $1,370.8 million of term loans outstanding under its credit agreement, $10.4 million of letters of credit outstanding under its senior secured asset based revolving credit facility, $204.3 million of floating rate senior notes, $221.3 million of 9.50% fixed rate senior notes and $285.0 million of 9.75% senior secured notes. All of these outstanding loans bear interest at variable rates, with the exception of $221.3 million of fixed rate senior notes and $285.0 million of senior secured notes. Accordingly, the Company is subject to risk due to changes in interest rates. The Company believes that a hypothetical increase of 1 percentage point in the variable component of interest rates applicable to its floating rate debt outstanding at September 30, 2013 would have resulted in an increase in its interest expense for the nine months ended September 30, 2013 of approximately $4.7 million.
As of September 30, 2013, the Company's net foreign currency market exposures were $8.9 million. This is the value of the equity of the investments in the foreign subsidiaries in Canada and India. Since the exposures are not material, the Company does not generally hedge against foreign currency fluctuations.

Harland Clarke Holdings Corp. and Subsidiaries

A 10% appreciation in foreign currency exchange rates from the prevailing market rates would result in a $0.8 million increase in the related assets or liabilities. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in a $0.9 million decrease in the related assets and liabilities.
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
(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
There was no material change to the Company's risk factors as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 during the three months ended September 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
There was no event of default upon senior securities during the three months ended September 30, 2013.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
No additional information need be presented.
Item 6. Exhibits

Exhibit Number		Description
4.16
Indenture, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., as Issuer, the Co-Issuers named therein, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent. (1)

31.1		Certification of Charles T. Dawson, Chief Executive Officer, dated November 8, 2013.

31.2		Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 8, 2013.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Labels Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

(1)
This indenture replaces the document filed as Exhibit 4.16 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission on August 9, 2012. The document originally filed did not reflect the final version that was executed, which reflected corrections of a few typographical errors.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLAND CLARKE HOLDINGS CORP.

Date:	November 8, 2013	By:	/s/ Peter A. Fera, Jr.
Peter A. Fera, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2013	By:	/s/ J. Michael Riley
J. Michael Riley
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
4.16
Indenture, dated as of July 24, 2012, by and among Harland Clarke Holdings Corp., as Issuer, the Co-Issuers named therein, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent. (1)

31.1		Certification of Charles T. Dawson, Chief Executive Officer, dated November 8, 2013.

31.2		Certification of Peter A. Fera, Jr., Chief Financial Officer, dated November 8, 2013.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Labels Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

(1)
This indenture replaces the document filed as Exhibit 4.16 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities and Exchange Commission on August 9, 2012. The document originally filed did not reflect the final version that was executed, which reflected corrections of a few typographical errors.